Form 10-K405
period 1996-12-31
VIRGINIA FINANCIAL CORP
filed 1997-03-31
CIK 1036070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission File Number 000-22283

                         VIRGINIA FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

            Virginia                                       54-1829288
     State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization                   Identification Number)


          24 South Augusta Street, Staunton, Virginia              24401
           (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (540) 885-1232

            Securities registered pursuant to Section 12(b) of the Act:


Title of each class                  Name of each exchange on which registered:
None                                               None

            Securities registered pursuant to section 12 (b) of the Act:

                     Common Stock, $5.00 par value per share

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 5, 1997, there were 2,000,000 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Corporation held by nonaffiliates was approximately $90,000,000.

DOCUMENTS INCORPORATED BY REFERENCE 1996 Annual Report to Shareholders - Parts I and II

===============================================================================

                                     PART I

Item 1.  Business

The Company

         On November 14, 1996 the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (hereinafter referred to as "the Company") which will serve as the holding company of the Bank. This transaction was consummated on January 2, 1997.

         The Company was not operational in 1996; therefore, the financial statements and discussions related thereto included in this annual report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company. The Company has no material operations other than the ownership of the Bank. Items 10, 11 and 13 regarding management of the Company relate to the Company's directors and officers.

The Bank

         Planters Bank & Trust Company of Virginia (hereinafter referred to as "the Bank") was incorporated under the laws of the Commonwealth of Virginia on October 29, 1971. It opened for business on September 1, 1972, with its main office located at U.S. Route 250 and State Route 640 in Augusta County, Virginia. The name Augusta Bank & Trust Company was changed to Planters Bank & Trust Company of Virginia as part of a merger of Planters Bank & Trust Company, Staunton, Virginia, a bank organized under the laws of the Commonwealth of Virginia, into Augusta Bank & Trust Company as of October 1, 1977.

         Planters Bank & Trust Company, Staunton, Virginia, (Planters Bank) had been incorporated under the laws of the Commonwealth of Virginia on September 13, 1911. It opened for business on November 21, 1911, with its main office located at 24 South Augusta Street, Staunton, Virginia.

         The Bank's main office is located at 24 South Augusta Street, Staunton, Virginia. Branch offices are located in Staunton, Virginia, at (1) 2307 West Beverley Street, (2) 2201 North Augusta Street, and (3) 1135 Richmond Road. Branches are located in Augusta County at (1) 132 Greenville Road, Stuarts Draft, (2) U.S. Route 11 in Verona, (3) 1480 Greenville Avenue, Staunton and (4) the intersection of U. S. Route 250 and State Route 640 in Fishersville. A branch is located in Waynesboro, Virginia, at the intersection of North Poplar and Ohio Streets. A branch is located in Rockingham County at 106 Sixth Street, Grottoes, Virginia. The Bank employs one hundred and fifty-three (153) full-time employees and nineteen (19) part-time employees.

         The Bank's trade area includes 100% of Augusta County, Virginia, and encompasses the independent cities of Staunton, Waynesboro and the Grottoes, Virginia area in Rockingham County. The population of the trade area is estimated to be 105,000.

         During the preceding five years, the Bank increased in total assets and in the number of customers served. On April 1, 1984, Planters Bank & Trust Company of Virginia purchased the Verona office of Bank of Virginia located on U.S. Route 11, Verona, Virginia, and operates this facility as a branch of the Bank.

         The Bank, on November 10, 1987, was authorized to establish a branch at 1480 Greenville Avenue, Staunton, Virginia. The Bank opened the branch at this location May 8, 1989.

         The Bank, on April 15, 1994, purchased the Grottoes, Virginia office of First Union National Bank of Virginia and operates this facility as a branch of the Bank.

         The Bank, on September 1, 1994, leased office space consisting of
263.556 square feet located at 2262 Bluestone Hills Drive, Harrisonburg, Virginia 22801. This facility was used for the sole purpose of generating secondary mortgage market real estate loans. This office was closed effective April 30, 1996.

         The Bank, in January 1996, formed Planters Insurance Agency, Inc., a wholly-owned subsidiary of the Bank and is licensed to sell title insurance.

Services

         Principal services offered and rendered by the Bank include the following:

Savings Accounts

Statement Savings:
   Personal
   Business
Passbook Savings:
   Personal
   Business
Individual Retirement
   Accounts
Certificates of Deposit:
   7-31 Days
   90 Days
   182 Days
   1 Year
   1 1/2 Years
   2 1/2 Years
   4 Years
Christmas Clubs
Save-O-Matic

Checking Accounts

Personal
Negotiable Order of Withdrawal
Money Market
Zero Balance Checking
Business
Organizations and Clubs
Estate
Student
Personalized Checks
Quarterly or Monthly
   Statements
Visa Check Card

Investment Products

Discount Brokerage
Full Service:
   Money Market Accounts
   Stocks
   Bonds
   Mutual Funds
   Annuities

Loans

Personal
Home Improvement
Automobile or Trailer
Business
Student
Mortgage
Agriculture
Vacation
Visa and MasterCard
  Accounts
Home Equity

Customer Support
Department

Stop Payments
Statements on Demand
Photocopies of Checks and Records
Assistance in Balancing
 Checkbooks
Computation of Interest

International Banking

Letters of Credit
Foreign Collection
Bank Transfer Wire Service
Foreign Currency Available

Trust Department

Executor or Administrator  of Estates
Testamentary Trustee
Inter Vivos Trustee
Guardian
Agent Under Agreement
Escrow Agreement
Power of Attorney
Trustee Under Employee Benefit
Agreements

Additional Services

Bank Transfer Wire Service
Bank by Mail
Drive-in Banking, all locations
Night Depositories
Bank Money Orders
Travelers Checks
Safe Deposit Boxes
Bank Drafts
Cashier's Checks
Savings Bonds
Utility Bill Payments
Applications for Visa and  MasterCard
Notary Public
Certified Checks
Federal Tax Deposits
Electronic Direct Deposit and Payment of Funds
Automatic Transfers of Funds Between Accounts
Retail Repurchase Agreements
Automated Teller Machines

 In rendering these services, the Bank serves general retail businesses in the cities of Staunton and Waynesboro, Augusta County and in Grottoes, Virginia.

         Lumbering operations, paving facilities and quarrying concerns are serviced as well as dairy and beef cattle operations and some sheep operations. Also served are various manufacturing concerns employing from 10 to 2,000 persons.

Competition

         NationsBank, First Virginia Bank-Blue Ridge, Jefferson National Bank, First Union National Bank of Virginia, Crestar Bank, Shenandoah National Bank, F&M Bank-Massanutten and Bank of Rockbridge maintain offices within the trade area of the Bank. These banks offer full banking services with the exception of the Bank of Rockbridge and Shenandoah National Bank which do not offer trust services.

         One savings bank has three offices within the Bank's trade area. It is highly competitive with commercial banks in their quest for deposits and loans, individual retirement accounts and time accounts.

In the area of real estate loans it is also a formidable competitor.

         Other institutions compete effectively and aggressively for various types of business within the Bank's trade area. The several credit unions in the Bank's trade area aggressively offer commercial bank products. Automobile sales finance companies compete for automobile financing and dealership floor plans. Sales finance companies finance small appliances and furniture and personal loan companies compete effectively. Direct lending by governmental agencies is done primarily through Staunton Farm Credit, A.C.A. which maintains an office outside the Staunton city limits. Farmers Home Administration operates within the Bank's trade area also. Deposits and loans from medium-sized and larger business organizations are successfully solicited by financial institutions located outside the Bank's service area. There is also competition from the numerous insurance companies represented in the area. In offering trust services there is competition with attorneys as well as other banks.

         No material part of the business of the Bank is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the Bank. Management is not aware of any indications that the business of the Bank or material portion thereof is, or may be, seasonal.

Item 2.  Properties

         The Bank owns ten (10) parcels of property. Nine (9) of these properties are land and buildings used by the Bank in its operation and one (1) property is held for future bank use. The properties are more fully described as follows:

         1. The Bank owns the land and building at its main office located at 24 South Augusta Street, Staunton, Virginia. The land with buildings was purchased from various owners at various dates. The Bank has completed an expansion and renovation program at this location whereby 18 on-site parking spaces were provided, along with entry and exit from Augusta Street, entry from Johnson Street and exit onto Central Avenue. Also provided are appropriate entry lanes for three drive-up windows. The renovated building has a basement area of 6,415 sq. ft., a commercial and trust banking area of 11,827 sq. ft., and a second floor was developed into a customer service area and offices. The Bank purchased a piece of property, December 1985, located at the corner of Central Avenue and Johnson Streets. This parcel joins property presently owned by the Bank. The building, which was gutted by fire, was torn down and the lot is presently leased to the City of Staunton. The Bank purchased a piece of property, May 12, 1989, located at 11 West Johnson Street. During 1993, the building was removed and a new building was incorporated into the present Bank building.

              This addition consisting of three floors contain 3,476 square feet. This building and location are considered ample to accommodate the Bank's needs for the immediate future.

         2. The Bank owns a 1-3/4 acre parcel of property at 1135 Richmond Road, Staunton, Virginia. This property fronts 158 feet on U.
              S. Route 250. The land was purchased in March 1964, and in March 1966, a 1,650 sq. ft. one story brick bank building was completed. During 1987, the drive-up facilities were expanded and the entrance was rerouted for drive-in traffic. A portion of land on the northeast side consisting of 0.165 acres was sold in December 1981. The topography of this small parcel was such as it would have been of no value for future expansion. This building and location are considered ample to accommodate the Bank's needs for the immediate future.

         3. The Bank owns a parcel of land in Staunton, Virginia, with 175 feet of frontage on West Beverley Street known as 2307 West Beverley. This parcel contains approximately 42,800 sq. ft. and was purchased in 1966, and in 1968 a 2,112 sq. ft. one-story brick bank building with full basement was constructed. The Bank purchased an adjoining piece of property known as 2301 West Beverley Street on June 25, 1987, which contains 0.914 acres and a one story brick and block building containing approximately 1,200 sq. ft. at a cost of $115,000. A portion of this property is used for a new and expanded drive-in entrance which was completed at the end of 1987. The building on the remaining portion of this property is rented on a 5 year lease. The present branch site with the adjoining property is considered ample to accommodate the Bank's needs for the immediate future.

         4. The Bank owns a parcel of property at 250 North Poplar Avenue, Waynesboro, Virginia. This property fronts 202 feet on North Poplar Avenue and 200 feet on Ohio Street. The land was purchased October 1977, and in November 1978 a one-story brick bank building consisting of 3,832 sq. ft. was occupied. This building and location are considered ample to accommodate the Bank's needs for the foreseeable future.

         5. In Augusta County, the Bank owns a parcel of land at the northeast corner of the intersection of U. S. Route 250 and Virginia State Route 640 approximately 1.4 miles west of Waynesboro city limits. This location consists of 3.47 acres of land, improved with a single-story 3,825 sq. ft. building designed for commercial banking functions with ample ingress, egress and parking. The land was purchased July 18, 1972, and the building completed in December 1973. This building and location are considered ample to accommodate the Bank's needs for the foreseeable future.

         6. The Bank purchased a parcel of land fronting on State Route 340, Stuarts Draft, Virginia, in December 1981. This parcel of land is 225 feet by 225 feet. A used preconstructed building containing 1,440 sq. ft. was placed on the land in April
              1982.  The  construction  of a new building  consisting  of 3,130
              sq. ft. on the ground floor and a basement consisting of 1,080 sq. ft. was completed in August of 1988 at a cost of approximately $350,000. This building and location are considered ample to accommodate the Bank's needs for the immediate future.

         7. The Bank purchased a piece of property located on the west side of U.S. Route 11 in Verona, Virginia, from the Bank of Virginia on April 1, 1984. It contains 36,024 sq. ft. or
              0.827 acres of land and has 120 feet frontage on Route 11. Located on the property is a two-story brick building containing 2,416 sq. ft. on the first floor and 1,794 sq. ft. on the second floor. Due to the widening of U.S. Route 11, it was necessary to relocate the drive-up windows and the automated teller machine. An addition was added to the rear of the building consisting of 441 square ft. for the drive-up facility. This facility now has three drive-up lanes. This addition was completed in August 1991 at a cost of $135,000.

         8. The Bank purchased a parcel of land October 20, 1987, at 1480 Greenville Avenue in Augusta County, just south of the city of Staunton at a cost of $259,337. The construction of a new building consisting of 3,130 sq. ft. on the ground floor and a basement consisting of 1,080 sq. ft. was completed and opened May 8, 1989 at a cost of approximately $400,000. This property contains 1.269 acres with a 200 foot road frontage on Greenville Avenue.

         9. The Bank purchased a piece of property located at 106 Sixth Street, Grottoes, Virginia from First Union National Bank of Virginia on April 15, 1994. It contains 52,000 square feet of land with twenty parking spaces with ample ingress and egress from Sixth Street and from Seventh Street as the property extends through the block. Located on the property is a two-story brick building containing 6,000 square feet. This facility has one drive-up lane. This building and location are considered ample to accommodate the Bank's needs for the foreseeable future.

       10. The Bank owns a piece of property consisting of land and a two-story building fronting 23 feet on Johnson Street, Staunton, Virginia. This property is presently under lease and is held for future expansion.

Leased Properties

         The Bank leases its Northside banking facility located in the Terry Court Shopping Center on North Augusta Street, Staunton, Virginia. In 1986, the Bank renegotiated its lease with Highway Properties, Inc. to expand the banking facilities. The facilities at this location now consist of banking quarters of approximately 1,800 sq. ft. and a two-window drive-up facility with ingress, egress and right-of-way to and from these premises. The renegotiated lease was for an initial term of five years, expiring April 30, 1991 with three 5-year options to renew the lease. The Bank exercised the first and second option April 30, 1991 and April 30, 1996 to renew the lease for an additional five year period expiring April 30, 2001. The base rental for the first year is $19,190 with an increase of 2 1/2% of the monthly rent each year for the remaining four years. Lease expense for 1996 was $20,244. The Terry Court Shopping Center was sold, subject to the lease, to W. J. Perry Corporation, trading as Terry Court Properties, and subsequently sold to W. Thomas Eavers doing business as Terry Court Properties.

Item 3.  Legal Proceedings

         The Bank is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items should not have a material effect on the financial position of the Bank.

Item 4.  Submission of Matters To a Vote of Security Holders

         On October 18, 1996 a notification of a Special Meeting of Shareholders of the Bank and proxy materials were mailed to all holders of record at the close of business on October 7, 1996. This notice set the special meeting for November 14, 1996 at 7:30 p.m. at the Main Office of the Bank in Staunton, Virginia. The purpose of the meeting was to consider the adoption of a bank holding company, Virginia Financial Corporation, to serve as the holding company of the Bank. A copy of the Proxy Statement related to this meeting was filed as
Exhibit 99.1 of the Company's Form 8-B, Successor Registration on March 24,
1997.

         At the special meeting, the shareholders approved an Agreement and Plan of Reorganization dated July 30, 1996 and a related Plan of Share Exchange. The vote was 1,573,749 shares cast for the proposals, 5,745 shares against, with 1,540 shares abstaining. The proposals were approved.

         This concluded the business of the meeting. There were no other matter submitted for a vote of the shareholders and no directors were elected.

                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Security Holder Matters


         See the 1996 Annual Report to Shareholders (Annual Report), "Comments by Management," page 6, for market and dividend information.

         Management knows of no restrictions on the Bank's ability to pay future dividends and management expects to continue to pay quarterly dividends in the future.

         The number of holders of the Bank's Common Stock (the only class of equity security of the Bank) of record was 1,081 as of the end of the Bank's fiscal year, December 31, 1996.

Item 6.  Selected Financial Data

         See Annual Report, page 5, item titled "Selected Financial Data" and Table 1 of Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 8 hereof.

  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         See also Annual Report, Pages 7 through 12, "Management's Discussion and Analysis of Operations" and year-end balances.

Earnings Performance:

       Net income for 1996 was $5,541,801 compared to $5,034,607 for 1995 for an increase of 10.07%. On a per share basis, 1996 earnings were $2.77 per share. Net income for 1995 was $5,034,607 compared to $4,753,161 for 1994 for an increase of 5.92%. On a per share basis, 1995 earnings were $2.52 per share.

                 Table 1 - Selected Consolidated Financial Data

                                                                   Years Ended December 31,

                                             1996            1995            1994            1993            1992
                                                      (in thousands, except ratios and per share amounts)
Income Statement Data:
      Interest Income                      $ 27,321        $ 26,073        $ 22,902        $ 21,436        $ 21,310
      Interest Expense                       12,684          12,343           9,748           9,209          10,547
      Net Interest Income                    14,637          13,730          13,154          12,227          10,763
      Provision for Loan Losses                 450             309             421             217             168

      Net Interest Income After
           Provision for Loan Losses         14,187          13,421          12,733          12,010          10,595
      Non-interest Income                     2,542           2,126           2,206           2,191           2,167
      Security Gains (Losses)                     6               1               1              44               3
      Non-interest Expense                    8,679           8,235           8,082           7,511           7,251

      Income Before Income Taxes              8,056           7,313           6,858           6,734           5,514
      Income Taxes                            2,514           2,278           2,105           2,097           1,685

      Net Income                           $  5,542        $  5,035        $  4,753        $  4,637        $  3,829

Per Share Data:
           Net Income*                         2.77            2.52            2.38            2.32            1.91
           Cash Dividends*                     0.96            0.83            0.71            0.60            0.54
           Book Value at Period End*          18.79           17.08           15.02           13.67           11.95

Balance Sheet Data:
           Assets                          $377,113        $356,068        $344,473        $308,243        $297,189
           Loans, Net of Unearned Income    235,952         212,327         196,579         171,068         167,325
           Securities                       118,800         125,398         129,332         122,229         113,750
           Deposits                         330,375         319,578         297,006         279,290         269,355
           Stockholders' Equity              37,574          34,154          30,046          27,335          23,898
           Average Shares Outstanding         2,000           2,000           2,000           2,000           2,000

Performance Ratios:
           Return on Average Assets            1.51%          1.45%           1.43%           1.53%           1.41%
           Return on Average Equity           15.34%         15.48%          16.30%          18.30%          17.00%
           Dividend Payout*                   34.65%         32.97%          29.87%          25.88%          28.21%

Capital and Liquidity Ratios
           Leverage                            9.98%          9.53%           8.91%           8.83%           8.20%
Risk-based Capital Ratios:
           Tier 1 Capital                     17.20%         16.74%          16.10%          16.45%          14.61%
           Total Capital                      18.45%         17.99%          17.35%          17.70%          15.92%

*Adjusted for 100 percent stock dividend, December 1993




Interest Income:

       Interest income in 1996 increased $1,266,000 compared to 1995, on a tax equivalent basis, for an increase of 4.78%. This increase was due to average earning assets increasing by $17,890,000. The tax-equivalent yield decreased from 8.02% in 1995 to 7.97% in 1996.

       Interest income in 1995 increased $3,162,000 compared to 1994, on a tax-equivalent basis, for an increase of 13.55%. This increase was due to average earning assets increasing by $15,579,000 and the tax-equivalent yield increasing from 7.41% in 1994 to 8.02% in 1995.

       Interest income in 1994 increased $1,544,000, on a tax equivalent yield, compared to 1993 due to an increase in average earning assets as the tax-equivalent yield on average earning assets decreased to 7.41% during 1994.

Interest Expense:

       Interest expense increased during 1996 by $341,000 compared to 1995. This represents an increase of 2.76%. The increase was due to average interest-bearing liabilities increasing by $10,242,000 as the average rate paid on these liabilities decreased from 4.51% in 1995 to 4.47% in 1996.

       Interest expense during 1995 increased $2,596,000 compared to 1994. This represents an increase of 26.63%. This increase was due to interest-bearing liabilities increasing by $10,058,000 and the average rate paid during 1995 increasing to 4.51% compared to 3.70% in 1994.

       Interest expense increased $538,000 in 1994 compared to 1993 due to increased interest-bearing liabilities in 1994 compared to 1993. The average cost of interest-bearing liabilities decreased to 3.70% in 1994 compared to 3.77% in 1993.

       Net interest income and the net interest margin along with the average yield of the individual categories for the years 1994 through 1996 is shown on Table 2. Table 3 summarizes the effect on net interest income of changes in interest rates earned and paid as well as changes in volume.

       The presentation appears on a fully tax-equivalent basis to adjust for the tax exempt status of income earned on certain loans and investment securities using statutory rates of 34% in 1996, 1995 and 1994.

Noninterest income:

       Noninterest income increased during 1996 compared to 1995 by $417,108 or 19.63%. Trust Department income increased by $163,283 or 19.87% during 1996 compared to 1995. This increase was due to the number and asset size of estates closed and under administration and the overall volume of fee generating activity during the year. Income from the secondary mortgage market area increased $110,523 or 32.75%. The increase in this area was the result of a greater number of loans being closed and the dollar amount of these loans.
During 1996 the Bank began offering non-FDIC insured investment products which produced income of $86,648. Also during 1996, the Bank began operating Planters
Insurance Agency, Inc., a wholly-owned subsidiary of the Bank, which markets title insurance, provided income of $17,408. Service charges on deposit accounts, safe deposit box rent and other non-interest income experienced a very modest increase due to the volume of business only, as the pricing of these services and fees have not changed.

       Noninterest income decreased by $81,149 or 3.68% during 1995 compared to 1994. Trust Department income decreased $119,440 or 12.69% during 1995 compared to 1994. This decrease was due to the number of estates being closed and declining interest rates. As interest rates decline the Trust Department income is impacted due to a segment of the income earned being based on income collected in the individual accounts. Service charges on deposit accounts experienced a modest increase due to the volume of business.




       Noninterest income during 1994 compared to 1993 increased $13,937 or 0.64%. Trust Department income increased by $150,768 or 19.08% compared to 1993 primarily due to estate settlement fees. Service charges on deposit accounts increased by $36,486 or 6.49% due to an increase in account numbers. Other noninterest income decreased by $173,317 or 20.64% due primarily to decreased fixed-rate real estate mortgage origination fees generated by the Secondary
Mortgage Department.

Noninterest Expense:

       Noninterest expense increased during 1996 compared to 1995 by $444,218 or 5.39%. Salaries and employee benefits increased by $579,717 or 12.34%. This increase was due to increases of individual salaries, employee benefits and the expansion of the officer staff. These additions are in preparation of pending retirements of executive and other officers. Most other operating expenses continue to increase due to increased prices and the increase in volume of business. Technological changes taking place in the financial industry at a rapid pace must be dealt with, and though over a period of time result in savings, have impact on other operating expenses, i.e. research, installation, educational training and equipment costs. Two areas of non-interest expenses had a rather significant decrease which are advertising and FDIC insurance.
Advertising decreased about $61,000 and FDIC Insurance decreased about $345,000 due to premium decreases.

       Noninterest expense increased $151,787 or 1.88% during 1995 compared to 1994. Salaries and employee benefits increased $319,377 or 7.29%. This increase was due to increases in individual salaries, an increase in personnel and increases in the cost of employee benefits. An educational department was created during 1995 increasing educational expenses about $32,000. Other operating expenses continue to increase due to increased prices and increases in the total volume of business. Federal deposit insurance expense decreased comparing 1995 to 1994 by about $300,000 due to premium decreases.

       Noninterest expense increased $571,542 or 7.61% during 1994 compared to 1993. Salaries and employee benefits increased by $213,470 or 5.13%. This increase was due to increases in individual salaries and the addition of the staff at the Grottoes office which was purchased in April of 1994. Premise and fixed asset expense increased $77,214 or 9.23% due to the purchase of the Grottoes office and the installation expense of a network system linking all branches to the main office for data input purposes. An additional $62,000 was expensed in 1994 for Capital Stock Taxes due to an adjustment for the years 1992 through 1994.




       Table 2 - Planters Bank & Trust Company of Virginia and Subsidiary
           Average Balances, Income and Expense, Yields and Rates (1)
              Twelve Months Ended December 31, 1996, 1995 and 1994

                                                        1996                                     1995
                                      ---------------------------------------  ----------------------------------------
                                                                     Annual                                    Annual
              Assets                     Average        Income/      Yield        Average      Income/         Yield/
                                         Balance        Expense       Rate        Balance      Expense          Rate
                                      --------------  ------------- ---------  --------------  -------------  ---------
                                              (Dollars In Thousands)                    (Dollars in Thousands)
Securities:

      Taxable                          $    106,059    $     6,152   5.80%      $    107,996    $     6,066      5.62%
      Tax exempt (1)                         17,625          1,254   7.11%            16,108          1,184      7.35%
                                      --------------  -------------             -------------  -------------
         Total securities              $    123,684    $     7,406   5.99%      $    124,104    $     7,250      5.84%

Loans (net of unearned income):

      Taxable                               222,348         20,223   9.10%           203,654         19,081      9.37%
      Tax exempt (1)                            679             41   6.04%               910             57      6.26%
                                      --------------  -------------             -------------  -------------
         Total loans                   $    223,027     $   20,264   9.09%      $    204,564    $    19,138      9.36%

Federal funds sold and repurchase
   agreements                                 1,713             91   5.31%             1,866            107      5.73%
                                      --------------  -------------             -------------  -------------
         Total earning assets          $    348,424     $   27,761   7.97%      $    330,534    $    26,495      8.02%

Less:  allowance for loan losses             (2,881)                                  (2,655)

Total nonearning assets                      21,262                                   19,782
                                      --------------                           --------------
         Total assets                  $    366,805                             $    347,661
                                      ==============                           ==============

Liabilities and Shareholder's Equity
Interest-bearing deposits:

      Checking                         $     99,981          3,436   3.44%      $    106,571    $     3,949      3.71%
      Regular savings                        38,562          1,154   2.99%            38,698          1,344      3.47%
      Certificates of deposit:

        Less than $100,000                  119,745          6,565   5.48%           103,356          5,613      5.43%
        $100,000 and more                    20,457          1,251   6.12%            17,842            995      5.58%
                                      --------------  -------------            --------------  -------------
      Total interest-bearing deposits  $    278,745         12,406   4.45%      $    266,467    $    11,901      4.47%
      Short-term borrowings                   5,305            278   5.24%             7,341            442      6.02%
                                      --------------  -------------            --------------  -------------
         Total interest-bearing
           liabilities                 $    284,050         12,684   4.47%      $    273,808    $    12,343      4.51%

Noninterest-bearing liabilities:

      Demand deposits                        44,711                                   39,633
      Other liabilities                       1,907                                    1,696
                                      --------------                           --------------
         Total liabilities             $    330,668                             $    315,137
Stockholders' equity                         36,137                                   32,524
                                      --------------                           --------------
         Total liabilities and
           shareholders' equity        $    366,805                             $    347,661
                                      ==============                           ==============

Net interest income                                     $   15,077                              $    14,152
Interest rate spread                                                 3.50%                                       3.51%
Interest expense as a percent
   of average earning assets                                         3.64%                                       3.73%
Net interest margin                                                  4.33%                                       4.28%


(1)   Income and yields are reported on a taxable-equivalent basis.

                     Average Balances, Income and Expense,
                              Yields and Rates (1)

                                                                1994
                                             ---------------------------------------
                                                                            Annual
              Assets                            Average        Income/      Yield
                                                Balance        Expense       Rate
                                             --------------  ------------- ---------
                                                     (Dollars in Thousands)
Securities:
      Taxable                                 $    115,729    $     6,545    5.66%
      Tax exempt (1)                                16,452          1,234    7.50%
                                             --------------  -------------
         Total securities                     $    132,181    $     7,779    5.89%

Loans (net of earned income):
      Taxable                                 $    181,177    $    15,479    8.54%
      Tax exempt (1)                                   507             34    6.71%
                                             --------------  -------------
         Total loans                          $    181,684    $    15,513    8.54%

Federal funds sold and repurchase agreements         1,090             41    3.76%
                                             --------------  -------------
         Total earning assets                 $    314,955    $    23,333    7.41%

Less:  allowance for loan losses                    (2,371)

Total nonearning assets                             19,813

                                             --------------
         Total assets                         $    332,397
                                             ==============

Liabilities and Shareholder's Equity
Interest-bearing deposits:
  Checking                                    $    142,994    $     4,955    3.46%
  Regular savings                                   41,281          1,439    3.49%
  Certificates of deposit:

       Less than $100,000                           66,647          2,796    4.20%
       $100,000 and more                             7,246            309    4.27%
                                             --------------  -------------
  Total interest-bearing deposits             $    258,168    $     9,499    3.68%
  Short-term borrowings                              5,582            248    4.44%
                                             --------------  -------------
         Total interest-bearing
            liabilities                       $    263,750    $     9,747    3.70%

Noninterest-bearing liabilities:
  Demand deposits                                   38,201
  Other liabilities                                  1,287
                                             --------------
         Total liabilities                    $    303,238
Stockholders' equity                                29,159
                                             --------------
         Total liabilities and
            shareholders' equity              $    332,397
                                             ==============

Net interest income                                           $    13,586
Interest rate spread                                                         3.71%
Interest expense as a percent of
   average earning assets                                                    3.09%
Net interest margin                                                          4.31%



(1)   Income and yields are reported on a taxable-equivalent basis.




The following table describes the impact on the interest income of the Corporation resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                       Table 3 - Volume and Rate Analysis

                                                                           Years Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                         1996 compared to 1995                  1995 compared to 1994
                                                            Change Due To:                         Change Due To:
                                                            --------------                         --------------
                                                                            Increase                               Increase
                                                   Volume        Rate       (Decrease)    Volume       Rate       (Decrease)
                                                  ----------   ----------  ------------  --------    --------     ------------
                                                        (Dollars in thousands)                 (Dollars in thousands)
Assets:
      Securities:
           Taxable                            $  (109)      $   195       $    86       $  (433)       $  (46)      $  (479)
           Nontaxable                             107           (37)           70           (26)          (24)          (50)
                                              -------       -------       -------       -------       -------        -------
             Total securities                      (2)          158           156          (459)          (70)         (529)

Loans:
      Taxable                                   1,665          (523)        1,142         2,020         1,582         3,602
      Nontaxable                                  (14)           (2)          (16)           25            (2)           23
                                              -------       -------       -------       -------       -------        -------
             Total Loans                        1,651          (525)        1,126         2,045         1,580         3,625

Federal funds sold                                 (8)           (8)          (16)           38            28            66
                                              -------       -------       -------       -------       -------        -------

Total earning assets                         $  1,641       $  (375)      $ 1,266      $  1,624        $1,538       $ 3,162
                                              -------       -------       -------       -------       -------       -------

Liabilities and Stockholder's Equity:
      Interest bearing deposits:
           Interest checking                  $  (236)      $  (277)      $  (513)       (1,404)       $  398       $(1,006)
           Savings                                 (5)         (185)         (190)          (87)           (8)          (95)

           Certificates of deposit:
             $100,000 and over                    154           102           256         1,839           978         2,817
             Under $100,000                       900            52           952           567           119           686
                                              -------       -------       -------       -------       -------        -------
                  Total interest-bearing
                      deposits                    813          (308)          505           915         1,487         2,402

Short-term borrowings                            (112)          (52)         (164)           91           103           194
                                              -------       -------       -------       -------       -------       -------
                  Total interest-bearing
                      liabilities             $   701       $  (360)      $   341       $ 1,006        $1,590       $ 2,596
                                              -------       -------       -------       -------       -------       -------

                  Change in net
                      interest income         $   940       $   (15)      $   925       $   618       $   (52)      $   566
                                              =======       =======       =======       =======       =======       =======



                            Table 4 - Loan Portfolio


                                                                        Loans at December 31
                                                                 (book value rounded to thousands)

                                              1996         1995            1994             1993         1992
                                          -----------   ---------      ---------       ----------      --------
Real Estate Loans:
      Construction                         $  14,205    $  12,924      $   8,993       $   7,387      $   7,043
      Secured by Farm Land                       933        1,056            649             785          1,288
      Secured by 1-4 Family
           Residential                       106,693       91,125         86,487          78,335         74,942
      Other Real Estate Loans                 38,965       40,022         37,394          29,582         28,275
Loans to Farmers                               2,879        2,988          3,116           2,824          2,966
Commercial and Industrial                     34,313       34,626         33,930          32,329         31,768
Loans to Individuals for
      Household, Family and
       other Consumer Expenses                37,542       29,056         25,221          19,988         19,276
All Other Loans                                  774          908          1,205             264          2,207
                                           ---------    ----------    ------------    ----------      ---------
           Total Loans                     $ 236,304    $ 212,705      $ 196,995       $ 171,494      $ 167,765

           Less Unearned Income                  352          378            416             426            440
                                           ---------    ----------    ------------    ----------      ---------

                Net Loans                  $ 235,952    $ 212,327      $ 196,579       $ 171,068      $ 167,325
                                           =========    ==========    ============    ==========      =========



                 Table 5 - Maturity Schedule of Selected Loans

                                                                        December 31, 1996

                                                                Over One
                                             One Year           Through              Over
                                             or Less            Five Yrs           Five Yrs             Total
                                         -----------------  -----------------  ------------------  -------------
                                                                (Dollars in Thousands)
Commercial, Financial
      and Agricultural                   $33,721                $3,447                  $24          $37,192
Real Estate-
      Construction                        14,205                     0                    0           14,205
                                         -----------------  -----------------  ------------------  -------------

      Total                              $47,926                $3,447                  $24          $51,397
                                         =================  =================  ==================  =============

Fixed Rates                                                                                          $19,596
Variable Rates                                                                                        31,801
                                                                                                    ------------

      Total                                                                                          $51,397
                                                                                                    ============

Allowance for Loan Losses:

         The allowance for loan losses is an estimate of an amount, by management, to provide for potential losses in the loan portfolio.

         Various factors, including charge-off experience, change in the mix and volume of loans, the level of underperforming loans, the ratio of outstanding loan balances to total loans and the perceived economic conditions in the Bank's trade area are taken into consideration in determining the amount of the provision for loan losses and the total amount of the loan loss reserve.

         The allowance for loan losses was 1.29% of outstanding loans as of December 31, 1996, 1.31% as of December 31, 1995 and 1.28% as of December 31, 1994. Net charge-offs were $196,833 during 1996, $47,518 during 1995 and $113,753 during 1994. The percentage of net charge-offs to year-end loans was 0.08% for 1996, 0.02% for 1995 and 0.06% for 1994. The balance of the loan loss reserve was $3,038,958 as of December 31, 1996, $2,785,791 [GRAPHIC OMITTED], 1995 and $2,524,309 as of December 31, 1994.

                      Table 6 - Allowance for Loan Losses

                                                               (in thousands of dollars)
                                                 1996       1995        1994         1993        1992
                                                 ----       ----        ----         ----        ----
Balance, Beginning of Period                    2,786      2,524       2,217        2,143       2,103
      Loans Charged Off
      Real Estate:

           Construction                            -           5          -            -           -
           Secured by Farm Land                    -          -           -            -           -
           Secured by 1-4 Family                  42          -           -            36          16
                Residential                        -          -           13           -           -
           Other Real Estate                       -          -           -            -           -

           Loans to Farmers                        -          19          -           102          -
           Commercial and Industrial               14         -           24           -          102
           Consumer Loans                         212        119         102           29          83
           All Other Loans                         -          -           -            -           -
                                             --------------------------------------------------------

                Total Loans Charged Off           268        143         139          167         201
                                             --------------------------------------------------------

Recoveries
      Real Estate:                                 -          -           -            -           -
           Construction                            -          -           -            -           -
           Secured Farm Land                       -          -           -            -           -
           Secured by 1-4 Family                   -          -           -            -            3
           Residential                             -          -           -            -           -
           Other Real Estate                       -          -           -            -           -

           Loans to Farmers                        14         70          -            -           -
           Commercial and Industrial               34         -            6            9          43
           Consumer Loans                          23         22          19           15          27
           All Other Loans                         -           4          -            -           -
                                             --------------------------------------------------------

                Total Recoveries                   71         96          25           24          73
                                             --------------------------------------------------------

           Net Charge-Offs                        197         47         114          143         128
           Provision for Loan Losses              450        309         421          217         168
                                             --------------------------------------------------------

      Balance, End of Period                    3,039      2,786       2,524        2,217       2,143
                                             ========================================================

      Ratio of net charge-offs
       during the period to average loans
       outstanding during the period            0.09%      0.02%       0.06%        0.08%       0.08%


               Table 7 - Allocation of Allowance for Loan Losses


                                        1996                    1995                     1994
                                        ----                    ----                     ----
                                           Percent of               Percent of               Percent of
                                         Loans in Each             Loans in Each            Loans in Each
                                          Category to               Category to              Category to
                               Allowance  Total Loans    Allowance  Total Loans   Allowance  Total Loans
                               --------- --------------  --------- -------------- ---------- -------------
                                                        (Dollars in Thousands)
Real Estate:

      Construction               $   100       6.01%     $   100         6.08%     $   100        4.57%
      Secured by Farm Land            75       0.39%          56         0.50%          50        0.33%
      Secured by 1-4 Family
           Residential               650      45.15%         400        42.84%         400       43.90%
      Other Real Estate              550      16.49%         300        18.81%         324       18.98%
Loans to Farmers                     275       1.22%         200         1.40%         200        1.58%
Commercial and Industrial            450      14.52%         750        16.28%         500       17.23%
Consumer Loans                       500      15.89%         525        13.66%         500       12.80%
All Other Loans                       25       0.33%          30         0.43%          50        0.61%
Unallocated                          414       -             425         -             400          -
                               ---------- -------------  --------- -------------- --------- --------------

                                 $ 3,039     100.00%     $ 2,786       100.00%     $ 2,524      100.00%
                               ========== =============  ========= ============== ========= ==============




                                         1993                      1992
                                         ----                      ----
                                           Percent of               Percent of
                                          Loans in Each            Loans in Each
                                          Category to               Category to
                               Allowance  Total Loans    Allowance  Total Loans
                               --------- --------------  --------- --------------
Real Estate:
      Construction               $   100       4.31%      $   100       4.20%
      Secured by Farm Land            50       0.46%           50       0.77%
      Secured by 1-4 Family
           Residential               400      45.68%          400      44.67%
      Other Real Estate              300      17.25%          300      16.85%
Loans to Farmers                     200       1.65%          150       1.77%
Commercial and Industrial            400      18.85%          450      18.94%
Consumer Loans                       450      11.65%          400      11.49%
All Other Loans                       50       0.15%           50       1.31%
Unallocated                          267        -             243        -
                               ---------- -------------  --------- --------------

                                 $ 2,217     100.00%      $ 2,143     100.00%
                               ========== =============  ========= ==============


                    Table 8 - Nonperforming Assets and Loans
                             Contractually Past Due

                                                                        Years Ended December 31,
                                                    1996           1995           1994          1993           1992
                                                 ------------   ------------  -------------  ------------  -------------
                                                                         (Dollars in Thousands)
Nonperforming Assets:

Other Real Estate                                 $    0        $      0        $     0        $    44       $    0
Nonperforming Loans:
      Loans Past Due as to
           Principal or Interest
           for 90 Days or More                       248             147            489            186           114
      Loans on Which Accrual of
           Interest Has Been
           Discontinued                              194             140            219            170           112
                                                 ------------   ------------  -------------  ------------  -------------
                Total Nonperforming Assets        $  442        $    287        $   708        $   400       $   226
                                                 ============   ============  =============  ============  =============

Nonperforming Assets to:

      Total Assets                                 0.12%           0.08%          0.21%          0.13%          0.08%



Potential Problem Loans:

       At December 31, 1996 Management is not aware of any significant problem loans not included in Table 8.

                        Table 9 - Investment Securities
                    Maturity Distribution and Average Yield

                                                                               December 31, 1996
                                                                            (Dollars in Thousands)

                                                                                      Weighted
                                                                                       Average            Weighted
                                                     Book              Market         Maturity            Average
                                                     Value             Value        In Yrs Mos           TE Yield
                                                    -------          ---------      -----------          ---------
U.S. Treasury Securities
      Within One Year                               $ 2,994           $  3,000           0  5.5             5.88%
      After One But Within Five Years                10,519             10,561           2  2.5             6.07%
      After Five But Within Ten Years                     0                  0           0  0.0             0.00%
      After Ten Years                                     0                  0           0  0.0             0.00%
                                                    --------          --------

             Total U.S. Treasury Securities          $13,513          $ 13,561           1  9.8             6.03%
                                                    --------          --------

Federal Agencies:
      Within One Year                                $ 8,650          $  8,626           0  4.6             5.56%
      After One But Within Five Years                 77,418            76,937           2  9.6             5.92%
      After Five But Within Ten Years                    499               487           5  1.8             6.05%
      After Ten Years                                      0                 0           0  0.0             0.00%
                                                    --------          --------

             Total Federal Agencies                  $86,567          $ 86,050           2  6.9             5.89%
                                                    --------          --------

Obligations of State and Political
      Subdivisions:
        Within One Year                             $ 2,866           $  2,877           0  4.2             7.39%
        After One But Within Five Years              11,844             11,864           3  4.0             6.44%
        After Five But Within Ten Years               3,898              3,872           6  4.3             6.79%
        After Ten Years                                   0                  0           0  0.0             0.00%
                                                    --------           --------

             Total State and Political

             Subdivisions                            $18,608          $ 18,613           3  7.8              6.66%
                                                    --------          --------

Other Securities:
      Within One Year                                $   250          $    251           0  6.5              5.95%
      After One But Within Five Years                      0                 0           0  0.0              0.00%
      After Five But Within Ten Years                      0                 0           0  0.0              0.00%
      After Ten Years                                      0                 0           0  0.0              0.00%
                                                    --------          --------

             Total Other Securities                  $   250          $    251           0  6.5              5.95%
                                                    --------          --------

             Total Securities                       $118,938          $118,475           2  7.8              6.02%
                                                    ========         =========

Liquidity and Interest Sensitivity:

       Liquidity is the ability to satisfy demands for withdrawal of deposits, lending obligations and other corporate needs. Liquidity is provided from sources such as readily marketable investments, principal and interest payments on loans and through increases in deposits and borrowed funds. Planters' deposit base has become more rate sensitive since deregulation; however, there remains a strong base of core deposits. The investment portfolio of which 96.1% matures within five years and the opportunity to purchase Federal Funds provides a basic source of liquidity along with the principal and interest payments on the loan portfolio. In the management of interest rate risk, all loans except consumer and mortgage are made with the opportunity to reprice the interest on a one or three year basis. The Bank strives to maintain a relationship between rate sensitive assets and rate sensitive liabilities which will maximize profits under foreseeable or projected economic and competitive conditions. Additional data regarding liquidity and interest sensitivity is presented in Tables 10 through 12.


                          Table 10 - December 31, 1996

                                                                        Months
                                                                        ------
                                                           Over           Over           Over
                                                           One           Three           Six
                                          Within         Through        Through        Through          Over
                                            One           Three           Six           Twelve         Twelve           Total
                                       --------------  -------------  -------------  -------------  --------------  --------------
Earning Assets:
      Loans                             $      86,517   $     15,634   $     24,655   $     39,497   $      69,649   $    235,952
      Securities                                1,994          3,049          3,489          6,209         104,059        118,800
      Interest Earning Bank Dep                     0              0              0              0               0              0
      Short Term                                    0              0              0              0               0              0
                                        --------------  -------------  -------------  -------------  --------------  --------------

             Total Earning Assets       $      88,511   $     18,683   $     28,144   $     45,706   $     173,708   $    354,752

Interest-Bearing Liabilities:
      N.O.W. Accounts                          39,653              0              0              0               0         39,653
      Money Market Checking                    55,480              0              0              0               0         55,480
      Savings                                  36,267              0              0              0               0         36,267
      Christmas Club                              355              0              0              0               0            355
      C/D's  -   IRA                           13,870          1,917          1,078          1,760           4,475         23,100
                 Reg                            3,765         11,490         14,408         21,691          72,907        124,261
      Short-Term Repo's                         3,110              0              0              0               0          3,110
      Federal Funds                             5,000              0              0              0               0          5,000
                                       --------------  -------------  -------------  -------------  --------------  --------------

            Total Interest-Bearing
                 Liabilities            $     157,500   $     13,407   $     15,486   $     23,451   $      77,382   $    287,226
                                       --------------  -------------  -------------  -------------  --------------  --------------

 Assets Less Liabilities                $     (68,989)  $      5,276  $     12,658    $     22,255   $      96,326   $     67,526
                                       --------------  -------------  -------------  -------------  --------------  --------------

 Cumulative Gap                         $     (68,989)  $   (63,713)   $   (51,055)   $   (28,800)   $      67,526
                                       --------------  -------------  -------------  -------------  --------------


                   Table 11 - Average Deposits and Rates Paid

                                                            December 31,

                                          1996                          1995                        1994
                                          ----                          ----                        ----
                                                               (Dollars in Thousands)

                                         Amount          Rate          Amount          Rate        Amount         Rate
                                         ------          ----          ------          ----        ------         ----

Noninterest Bearing Deposits          $   44,711           -        $   39,633           -       $  38,201          -
                                     ---------------               ----------------             -------------

Interest Bearing Deposits

      Interest Checking                   99,981         3.44%         106,571         3.71%       142,994        3.46%
      Regular Savings                     38,562         2.99%          38,698         3.47%        41,281        3.49%
      Time Deposits
           Less than $100,000            119,745         5.48%         103,356         5.43%        66,647        4.20%
           $100,000 and more              20,457         6.12%          17,842         5.58%         7,246        4.27%
                                     ---------------               ----------------             -------------

Total Interest- Bearing Deposits      $  278,745         4.45%         266,467         4.47%       258,168        3.68%
                                     ---------------               ----------------             -------------

           Total                      $  323,456                    $  306,100                   $ 296,369
                                     ===============               ================             =============



          Table 12 - Remaining Maturities of CD's of $100,000 or More

                                              December 31, 1996
                                              -----------------
                                                (In Thousands)

Three Months or Less                              $      3,801
Over Three Through Six Months                            1,379
Over Six Through Twelve Months                           4,829
Over Twelve Months                                      11,545
                                                 -------------

Total                                             $     21,554
                                                 =============

Stockholders' Equity:

      Stockholders' equity, during 1996, increased $3,420,220 or 10.01%. This increase reflects $201,581 unrealized net loss on securities in the available for sale category. Stockholders' equity, during 1995, increased $4,107,185 or 13.67%. This increase reflects $732,578 unrealized net gain on securities placed in the available for sale category. During 1994, stockholders' equity increased $2,711,051 or 9.92% which reflects $622,110 unrealized net loss on securities placed in the available for sales category. These increases represent retention of net income after the payment of dividends. Cash dividends paid increased by 15.66% in 1996, 16.90% in 1995 and 18.33% in 1994. Book value per share as of
December 31, 1996 was $18.79, $17.08 as of December 31, 1995 and $15.02 as of
December 31, 1994.

                     Table 13 - Return on Equity and Assets

                                               Year Ended December 31,

                                      1996         1995        1994        1993        1992
                                      ----         ----        ----        ----        ----
                                          (dollars in thousands except per share data)
Total Dividends Paid as a
      Percent of Net Income            34.65%      32.97%      29.87%      25.88%      28.21%

Return on Averge Assets                 1.51        1.45        1.43        1.53        1.41
Return on Average Equity               15.34       15.48       16.30       18.30       17.00
Average Equity to Average Assets        9.85        9.36        8.77        8.46        8.28


Accounting Rule Changes:

      FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

      FASB Statement No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

      The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

Item 8.    Financial Statements And Supplementary Data

         See Item 14 titled "Exhibits, Financial Statement Schedules and Reports on 8-K" and Annual Report, pages 13-32.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None

                                    PART III

Item 10.   Directors And Executive Officers Of The Registrant

         A.   Directors of the Company

         In accordance with the Company's Bylaws, the Board of Directors has the power to fix the number of directors of the Company at not less than five (5) nor more than fifteen (15). The Board has adopted a resolution setting the number of directors to be elected at six (6).



                                                                                   Common                 Ownership as a
                                                                 Director         Shares of               a Percentage
                                                                    of            Company                 of Common
                                Principal Occupation             Company          Beneficiall             Stock
Name (Age)                      Last Five Years(1)                Since (2)       Owned (3)(4)            Outstanding
----------                     ------------------               -----------      ---------------         --------------
Lee S. Baker,  46              Owner - Manager                     1984             7,428(5)                    *
                               Staunton Tractor, Inc.


Benham Black, 62               Chairman of the Board,              1969            18,514(6)                    *
                               Virginia Financial Corporation and
                               Planters Bank & Trust Company of
                                          Virginia;
                                       Attorney-at-Law,
                               Black, Noland & Read, P.L.C.

Harry V. Boney, Jr., 63        Vice Chairman of the  Board and     1975            12,700(7)                    *
                                           President,
                               Virginia Financial Corporation and
                               Planters Bank & Trust Company of
                                           Virginia

Jan S. Hoover, 40              Vice President and Treasurer,       1995               400                       *
                                  Arehart Associates, Ltd.

Martin F. Lightsey, 54                 President and CEO,          1995               400                       *
                                       Specialty Blades, Inc.


James S. Quarforth, 42         President, CEO and Director,        1995               400                       *
                                CFW Communications, Co.;
                                Director of U.S.T.N., Inc. and
                                American Telecasting, Inc.; and
                                Chairman, Virginia PCS Alliance,
                                          L.C.


All directors and executive                                                        44,634                    2.23%
officers as a group (8 persons)

----------------

* Less than 1.0%; based on total outstanding shares of 2,000,000 shares as of date of this Statement.

(1) Mr. Black has been Chairman of the Board of Planters Bank & Trust Company of Virginia since April 13, 1994 and was Vice Chairman of Planters Bank & Trust Company of Virginia from April 1984 to April 12, 1994; Mr. Boney was the President of Planters Bank & Trust Company of Virginia from January 14, 1976 to December 31, 1996.

(2) Dates reference when individual became a director of Planters Bank & Trust Bank Company of Virginia, except that Mr. Black became a director of Augusta Bank and Trust Company, a predecessor of Planters Bank & Trust Company of Virginia in 1971.

(3) For purposes of this table, beneficial ownership has been determined in accordance with the provision of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.

(4) Includes shares held by affiliated corporations, close relatives, and children, and shares held jointly with spouses or as custodians or trustees for children.

(5) 6,596 shares shown are registered in the names of corporations. (6) 50 shares are registered in spouse's name, 292 shares are registered in the name of children and 8,416 shares are registered in the name of trustees; the reporting of such shares is not to be construed as an admission of beneficial ownership; in addition, Mr. Black is a trustee for Mocomp, Inc., which owns 146,836 shares of Virginia Financial Corporation common stock. The reporting of such shares is not to be construed as an admission of beneficial ownership by the listed trustees, and none of these shares are reflected in this table.

(7) 11,000 shares are registered in the name of trustees;. the reporting of such shares is not to be construed as an admission of beneficial ownership

         B.    Executive Officers of the Company and the Bank

         The names and ages of all principal officers of the Company and the Bank and of all persons chosen to become principal officers, the nature of any family relationship between them, their positions and offices with the Bank and terms of office and any arrangements or understandings between officers and any other person pursuant to which that person was selected as an officer is as follows:

Harry V. Boney, Jr., Age 63, President and Vice Chairman of the Board, Virginia Financial Corporation and Vice Chairman of the Board and Director of Planters Bank & Trust Company of Virginia.

         Mr. Boney was employed by Planters Bank & Trust Company, Staunton, Virginia, on April 28, 1975, as Executive Vice President. In January 1976, he became President and has served in that position until December 31, 1996. Mr. Boney became Vice Chairman of the Board of Directors of the Bank on April 10, 1996 and became President of the Company on September 27, 1996.

William P. Heath, Jr., Age 52, Vice President of Virginia Financial Corporation and President of Planters Bank & Trust Company of Virginia.

         Mr. Heath was employed by Planters Bank & Trust Company of Virginia in January 1996 as Executive Vice President and served in that capacity through December 31, 1996. Mr. Heath became Vice President of the Company on September 27,1996 and President of the Bank on January 1, 1997. Mr. Heath has thirty-one years experience in banking, having served as Executive Vice President and area President in a statewide banking organization.

Fred D. Bowers, Age 60, Secretary/Treasurer, Virginia Financial Corporation, and Senior Vice President and Cashier, Planters Bank & Trust Company of Virginia.

         Mr. Bowers was employed as an Assistant Vice President of Planters Bank & Trust Company, Staunton, Virginia, October 19, 1968, and was elected Cashier on December 31, 1972, Vice President and Cashier January 1, 1974, Senior Vice President and Cashier December 4, 1984, and has served in that position to the present time. Mr. Bowers was elected Secretary Treasurer of the Company on September 27, 1996.

Joseph Shomo, Age 62, Senior Vice President, Planters Bank & Trust Company of Virginia.

         Mr. Shomo was employed by Planters Bank & Trust Company, Staunton, Virginia, in July 1957. He was elected Assistant Cashier in 1963 and Vice President in 1967. Mr. Shomo has been serving as Senior Vice President since 1974.

Thomas A. Davis, Age 52, Senior Trust Officer, Planters Bank & Trust Company of Virginia.

         Mr. Davis was employed by Planters Bank & Trust Company of Virginia in May of 1978 as Senior Trust Officer and head of the Trust Department. He continues to serve in this capacity.

         There is no family relationship among the principal officers of the Bank. To the knowledge of the management of the Bank, there are no arrangements or understandings between officers and any other person or persons pursuant to which any person was selected as an officer of the Bank other than the usual fiduciary relationship existing between the officers and stockholders and depositors of the Bank.

Item 11.   Executive Compensation

The table below sets forth information concerning the annual compensation earned by the executive officers of the Bank. Since the Company was only formed as the Bank's holding company effective January 2, 1997, the amounts reflected below related to compensation earned as an officer of the Bank for each of the three years listed. However, the individuals' current positions are reflected in the principal positions listed.

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation
                   ------------------------------------------

                                                                                                        All Other
                                                                                                      Compensation
      Name and Principal Position                Year              Salary($)          Bonus($)           ($)(1)
                                                 ----              ---------          --------         ------------
-----------------------------------------
Harry V. Boney, Jr.                              1996               155,000            14,043            25,686
President of the Company,                        1995               145,000            14,882            25,548
Vice Chairman of the Board of                    1994               138,000            14,770            26,257
Planters   Bank  &  Trust   Company   of
Virginia

William P. Heath, Jr.                            1996               115,000            10,419            20,772
Vice President of the Company,                   1995                  -                  -                -
and President of the Bank                        1994                  -                  -                -

Joseph Shomo                                     1996                90,600             8,209            17,650
Senior Vice President of                         1995                86,100             8,837            17,035
the Bank                                         1994                82,000             8,776            17,093

Fred D. Bowers                                   1996                84,000             7,611            18,640
Secretary/Treasurer of the Company               1995                79,800             8,190            18,060
and Senior Vice President/Cashier of             1994                76,000             8,134            18,162
the Bank

---------------------
(1) This amount represents the cost of the following benefits for the named officer. Medical insurance, disability insurance, life insurance and retirement are provided for all full-time employees. Amounts of life insurance are based on individual salary levels for all employees except officers with the title of vice president or above and trust officer or above. These officers receive part term life and part whole life based on individual salary levels. All full-time employees who meet the minimum age requirement of 20 1/2 years of age participate in a defined contribution retirement plan based on total compensation.

Human Resources Committee Report On Executive Compensation

      The Personnel and Salary Committee of the Board of Directors of the Bank has furnished the following report on executive compensation.

      The committee has developed and implemented compensation policies and plans which seek to enhance the profitability of the Company and maximize shareholder value by aligning closely the financial interests of its Senior Officers with those of its Shareholders. The policies are designed to provide competitive levels of compensation to attract and retain corporate officers and key employees with outstanding abilities and to motivate them to perform to the full extent of their abilities. The policies provide for both annual salaries and participation in an incentive compensation plan with all other employees of the Company.

      The committee sets base salaries at levels competitive with amounts paid to senior executives with comparable qualifications, experience and responsibilities after comparing salary ranges of similar sized banks. The annual and incentive compensation is also closely tied to the Company's success in achieving significant financial performance goals.

      The committee reviews and sets the Chief Executive Officer's annual salary based on the compensation data from selected peer banks, their assessment of past performance and its expectation as to future contributions in leading the Company. In addition to the internal measures above, the committee also reviews the financial performance of the Company in relation to peer group averages and predetermined goals set by the Board of Directors. The committee uses a subjective approach in its evaluation of these factors and therefore does not rely on a formula or weights of specific factors.

      The incentive compensation plan, which includes all employees of the Company, stresses rewards for achievement of financial goals set each year. This program rewards employees for producing higher income, reducing costs and providing customers with excellent service. The formula for 1996 as adopted by the Board of Directors calls for an incentive of an increasing percentage of net income based on achievement of specified levels of return on beginning equity. The levels of incentive compensation range from $0 for a 10% or less return on beginning equity to 7.00% of net income for a 17.50% or higher return on beginning equity. This formula defines the incentive fund available for distribution for the year. The incentive funds are allocated prorata to all employees based on their earnings.

Shareholder Return

      Management provides below a line graph which compares the Company's shareholder return with the return of the NASDAQ stock index and to the returns of The Carson Medlin Company's Independent Bank Index (IBI), an index of 18 financial institutions located in Florida, Georgia, North Carolina, Tennessee and Virginia, as calculated by The Carson Medlin Company, Investment Bankers. The total five year return was calculated for each of the institutions in the peer group taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 1991. The individual results were then weighted by the market capitalization of each institution in the survey relative to the entire peer group.

                   PLANTERS BANK & TRUST COMPANY OF VIRGINIA

                          Five Year Performance Index

                                    [Graph]

                                           1991  1992   1993  1994   1995  1996
                                           ----  ----   ----  ----   ----  ----
Planters Bank & Trust Company of Virginia   100  117    164    209    245  305
Independent Bank Index                      100  130    163    197    268  313
NASDAQ Index                                100  116    134    131    185  227


      Specifically, this graph was created by comparing the percentage change in stock prices for the Company and both indices on a year to year basis, looking only at the closing price of the stock as of December 31 of each year surveyed. Accordingly, this graph may be affected by unusually high or low prices at December 31, 1991 or by temporary swings in stock price at December 31 of a given year.

Item 12.   Security Ownership Of Certain Beneficial Owners

         To the best of management's knowledge, the following own either beneficially or of record more than 5% of the Company's outstanding shares of common stock.


Title of                Name and Address of                     Amount and Nature of             Percent of
Class                    Beneficial Owner                      Beneficial Ownership               Class
Common                   Carlyle Van D. Cochran                           138,128 Direct                        6.91
                         8205 Kerry Road
                         Chevy Chase, Maryland

Common                  Mocomp, Inc.                                     146,836 Direct (1)                    7.34
                        P.O. Box 920
                        Verona, Virginia  24482

Common                  John M. Moore                                    101,054 Direct (2)                    5.05
                        Route 4, Bells Lane
                        Staunton, Virginia  24401

---------------
(1) One hundred percent (100%) of Mocomp, Inc. common stock is owned by a Trust Under Agreement dated January 10, 1992; P. W. Moore, Trustor and P. W. Moore, Jr., Dorothy B. Moore and Benham M. Black, Trustees; Mocomp, Inc. owns 146,836 shares of Virginia Financial Corporation common stock. The reporting of such shares is not to be construed as an admission of beneficial ownership by the listed trustees.

(2) Shares shown include 4,678 shares registered in spouse's name; the reporting of such shares is not to be construed as an admission of beneficial ownership by Mr. Moore.

         Incorporated herein by reference information set forth in Item 10-A above.

Item 13.   Certain Relationships And Related Transactions

      The Company has had, and expects to have in the future, transactions in the ordinary course of business with a number of its directors, officers, principal shareholders and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features.

      During 1996, the highest aggregate extension of credit to directors, officers, principal shareholders and their associates as a group amounted to $757,549 which is 2.02% of the equity capital of the Company, and the outstanding balances of these credits as of December 31, 1996 amounted to $690,591 which is 1.57% of the equity capital of the Company.

      During 1996, there were no extensions of credit to a director, officer, principal shareholder and/or their associates which exceeded 10% of the Company's capital.

Directors' Fees And Attendance

      During 1996, directors were paid $1,960 annual compensation plus fees at the rate of $410 for attendance at each monthly meeting of the Board of Directors. The members of the Trust Committee received $105 for each regular monthly meeting and $105 for each special meeting not immediately preceding or following a regular Board of Directors meeting. The Investment Review Subcommittee of the Trust Committee is composed of the Vice Chairman of the Board, the Senior Trust Officer and one member of the Trust Committee. The Trust Committee member rotates on a monthly basis with every member of the Trust Committee participating in the rotation. The Vice Chairman received no compensation and committee member received $105 for each meeting. Members of the Examination Committee received $135 for each regular quarterly meeting, $105 for each special meeting not immediately preceding or following a regular Board of Directors meeting. The Loan Committee is composed of the Chairman of the Board, the President of the Company and three other members of the Board of Directors. The Directors rotate every four months, with every member of the Board of Directors participating in the rotation. The Chairman and committee members received $110 for each meeting. Directors were paid at the rate of $105 for attendance at all other committee meetings which were not immediately preceding or following a regular Board of Directors meeting. The total directors' fees paid for 1996 were $105,020. Full-time, salaried officers were not paid for attendance at any Board or committee meetings.

      During 1996, there were 13 meetings of the Board of Directors and each nominee attended more than 75% of the meetings of the Board and of the committees of which each was a member.

      The average attendance of all nominees at Board and committees of which he/she was a member was 92.37%.

Transactions In Which Directors Have An Interest

      During the year 1996, the Company paid $44,651 for legal services to the firm of Black, Noland and Read, of which Mr. Black is a member, and the Company proposes to retain this firm to perform legal services for the Company during 1997.

      During 1996, the Company paid $75,302 to Staunton Insurance Agency, Incorporated, for various insurance coverages. H. C. Stuart Cochran, a director of the Company, is Vice President and Treasurer of Staunton Insurance Agency, Incorporated.

         Also see Annual Report Page 27 "Note 8-Related Party Transactions".

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules And Reports On 8-K

         Listed below are all financial statements and exhibits filed as part of this annual report.

(a) (1)  Financial Statements

         Report of Independent Auditors (See Annual Report, page 13)

         Consolidated Balance Sheets as of December 31, 1996, and
         December 31, 1995 (See Annual Report, page 14)

         Consolidated Statements of Income for Years Ended December 31, 1996, December 31, 1995, and December 31, 1994 (See Annual Report, page
         15 and 16)

         Consolidated Statements of Cash Flows for Years Ended
         December 31,1996, December 31, 1995, and December 31, 1994 (See Annual Report, pages 17 and 18)

         Consolidated Statements of Changes in Stockholders' Equity for Years EndeD December 31, 1996, December 31, 1995, and December 31, 1994 (See Annual Report, page 19)

         Notes to Consolidated Financial Statements for Years Ended December 31, 1996, December 31, 1995 and December 31, 1994 (See Annual Report, pages 20-32)

(a) (2)  Financial Statement Schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) (3)  Exhibits

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31,1996

(c)      Exhibits required by Item 601 of Regulation S-K


               EXHIBIT
               NUMBER            DESCRIPTION
               -------           -----------
                  2         Plan of Reorganization        Incorporated by
                                                          reference to Appendix
                                                          A of Exhibit 99.1 of
                                                          the Company's Form 8-B
                                                          successor registration
                                                          statement filed March
                                                          24, 1997.

                  3(i)      Articles of Incorporation     Incorporated by
                                                          reference to Exhibit
                                                          3.1 of the Company's
                                                          Form 8-B successor
                                                          registration statement
                                                          filed March 24, 1997.

                  3(ii)              Bylaws               Incorporated by
                                                          reference to Exhibit
                                                          3.2 of the Company's
                                                          Form 8-B successor
                                                          registration statement
                                                          filed March 24, 1997.

                 10             Material Contracts        None.

                 13               Annual Report           Attached hereto

                 21               Subsidiaries            Planters Bank & Trust
                                                          Company of Virginia,
                                                          sole subsidiary

                 27          Financial Data Schedule      Attached.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Virginia Financial Corporation         Virginia Financial Corporation
Staunton, Virginia                     Staunton, Virginia


by /s/ HARRY V. BONEY, JR.             /s/ FRED D. BOWERS, SR.
  __________________________________   ________________________________________
   Harry V. Boney, Jr., President      Fred D. Bowers, Sr., Secretary/Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                                        Title                                       Date
         ____                                        _____                                       ____

/s/ BENHAM M. BLACK                              Chairman of the Board                           March 25,1997
------------------------------------             Director                                        --------------
Benham M. Black


/s/ HARRY V. BONEY, JR.                          President                                       March 25, 1997
------------------------------------                                                             --------------
Harry V. Boney, Jr.                              Director


/s/ LEE S. BAKER                                 Director                                        March 25, 1997
------------------------------------                                                             --------------
Lee S. Baker

/s/ JAN S. HOOVER                                Director                                        March 25, 1997
------------------------------------                                                             --------------
Jan S. Hoover

/s/ MARTIN F. LIGHTSEY                          Director                                         March 25, 1997
------------------------------------                                                             --------------
Martin F. Lightsey

/s/ JAMES S. QUARFORTH                           Director                                        March 25, 1997
------------------------------------                                                             --------------
James S. Quarforth