Form 10-Q
period 1997-03-31
VIRGINIA FINANCIAL CORP
filed 1997-05-13
CIK 1036070

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-22283

                         VIRGINIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Virginia                                            54-1829288
    (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)

 24 South Augusta Street, Staunton, Virginia                      24401
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (540) 885-1232

                                      NONE

              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                     -------     ----------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                  Outstanding as of April 15, 1997: 2,000,000

                         VIRGINIA FINANCIAL CORPORATION

                                     INDEX


                                                                        Page No.
Part I.     Financial Information

            Item 1.     Financial Statements

                        Consolidated Statements of Income                    3

                        Consolidated Balance Sheets                          4

                        Consolidated Statements of Cash Flows                5

                        Consolidated Statements of Changes in
                           Stockholders' Equity                              7

                        Notes to Consolidated Financial Statements          10

            Item 2.     Management's Discussion and Analysis of
                           Results of Operations and Financial Condition


Part II.    Other Information

            Item 1.     Legal Proceedings                                  12

            Item 4.     Submission of Matters to a Vote of Security
                            Holders                                        12
            Item 6.     Exhibits and Reports on Form 8-K                   12

            Signature                                                      12

                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                                        THREE MONTHS ENDED
                                                     MARCH 31,      MARCH 31,
                                                       1997            1996
                                                  --------------- -----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                         $ 3,538,749  $    3,320,374
   To Finance Agriculture & Farmers                    66,380          70,025
   Commercial & Industrial                            830,830         789,148
   Individuals for Household & Personal               818,763         696,215
   Obligations of State & Political
     Tax-Exempt                                         5,469           9,838

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                 1,455,666       1,538,412
   State & Political-Taxable                           20,848          18,752
   State & Political-Tax Exempt                       185,355         182,837
   Other Domestic Debt Securities                       3,718           9,185

Income on Federal Funds Sold                            8,930          51,519
                                                  ------------   -------------
Total Interest Income                               6,934,708       6,686,305

Interest Expense:
Interest on Deposits:
   NOW Accounts                                       275,099         263,943
   Money Market Accounts                              536,680         646,260
   Other Savings Deposits                             268,488         284,343
   CD's of 100M or More                               294,635         314,852
   All Other Time Deposits                          1,662,261       1,580,822

Interest on Fed Funds Purch'd
   & Repurchase Agreements                             83,798          39,006
                                                  ------------   -------------
Total Interest Expense                              3,120,961       3,129,226
Net Interest Income                                 3,813,747       3,557,079
Provision for Loan Losses                              75,000               0

Non-Interest Income:
   Fiduciary Income                                   401,037         395,337
   Service Charges on Deposit Accts.                  150,707         161,368
   Other Fee Income                                   269,766         236,881
   All Other Non-Interest Income                       31,578          17,244
                                                  ------------   -------------
Total Non-Interest Income                             853,088         810,830
Non-Interest Expense:
  Salaries & Employee Benefits                      1,349,365       1,301,276
  Expense of Premise & Fixed Assets                   266,401         238,812
  Other Non-Interest Expense                          667,061         583,395
                                                  ------------   -------------
Total Non-Interest Expense                          2,282,827       2,123,483
Income Before Income Taxes                          2,309,008       2,244,426
Applicable Income Taxes                               726,977         705,165
                                                  ------------   -------------
Net Income                                      $   1,582,031  $    1,539,261
                                                  ============   =============
Per Share Data Net Income                       $        0.79  $         0.77
Cash Dividends                                  $        0.27  $         0.23


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                  MARCH 31         DECEMBER 31
                                                    1997              1996
                                               ---------------  ---------------
ASSETS
Cash & Due from Banks                           $  14,563,314   $    16,287,053
Federal Funds Sold                                  3,650,000                 0
Investments -
  U.S. Government                                  12,459,254        13,561,259
  U.S. Agencies                                    82,893,347        86,380,688
  Municipal Bonds                                  18,163,098        18,608,140
  Corporate Securities                                249,965           249,934
                                                  ------------      ------------
     Total Investments                            113,765,664       118,800,021

Loans
   Secured by Real Estate                         163,602,857       160,573,239
   To Finance Agriculture & Farmers                 2,876,826         2,879,129
   Commercial & Industrial                         34,037,160        34,312,894
   Individuals for Household & Personal            38,967,539        37,413,128
   Obligations of State & Political
   Tax Exempt                                         707,562           773,740
                                                  ------------      ------------
     Total Loans                                  240,191,944       235,952,130
Less Reserve for
  Loan Losses                                      (3,092,082)       (3,038,959)
                                                  ------------      ------------
     Net Loans                                    237,099,862       232,913,171

Bank Premises                                       4,367,890         4,389,691
Deposit Intangibles                                   283,900           289,813
Other Assets                                        4,834,065         4,433,626
                                                  ------------      ------------
     Total Assets                                $378,564,695      $377,113,375
                                                  ============     =============
LIABILITIES AND CAPITAL
Deposits
  Demand                                           50,278,947        51,260,388
  NOW Accounts                                     40,261,812        39,653,412
  Money Market Checking                            60,347,617        55,479,621
  Savings                                          37,261,557        36,266,674
  Time Deposits                                   145,321,518       147,714,870
                                                  ------------      ------------
     Total Deposits                               333,471,451       330,374,965


Securities Sold Under
  Agmt. to Repurchase                               4,770,000         3,110,000
Federal Funds Purchased                                     0         5,000,000
Other Liabilities                                   2,035,968         1,054,602

Stockholders' Equity
  Capital Stock                                    10,000,000        20,000,000
  Surplus                                          13,554,034         3,554,034
  Unrealized Gain (Loss) on Sec.                     (419,676)          (91,113)
  Undivided Profits                                15,152,918        14,110,887
                                                  ------------      ------------
     Total Equity                                  38,287,276        37,573,808
                                                  ------------      ------------
     Total Liabilities
     and Capital                                 $378,564,695      $377,113,375
                                                  ============     =============

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                      MARCH 31,   MARCH 31,
                                                        1997         1996
                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    6,833,007      6,503,831
Fees and other non-interest income                     843,497        810,830
Interest paid                                       (3,135,525)    (3,105,180)
Cash paid to suppliers and employees                (1,944,927)    (1,847,307)
Income taxes paid                                       (1,788)             0
                                                   -----------    ------------

  Net cash provided by operating activities          2,594,264      2,362,174
                                                   -----------    ------------

Cash flows from investing activities

Maturities of investment securities                  5,770,000     10,230,435
Purchases of investment securities                  (1,234,351)   (12,806,967)
Net increase in loans                               (4,261,691)    (2,955,339)
Capital expenditures                                  (101,169)      (190,710)
Purchase of other assets                               (57,278)        (2,850)
                                                   -----------    ------------

Net cash provided by investing activities              115,511     (5,725,431)
                                                    -----------   ------------

Cash Flows from financing activities

Net (decrease) increase in certificates of deposit   (2,393,352)    4,623,679
Net increase (decrease) in demand deposits            5,489,838    (3,167,802)
Net (decrease) increase in federal funds purchased   (5,000,000)    2,700,000
Net increase in securities held for resale            1,660,000       200,000
Dividends paid                                         (540,000)     (460,000)
                                                     -----------  ------------
Net cash used in financing activities                  (783,514)    3,895,877
                                                     -----------  ------------
Net increase in cash and cash equivalents             1,926,261       532,620

Cash and cash equivalents at beginning of year       16,287,053    12,574,772
                                                     -----------  ------------
Cash and cash equivalents at end of year             18,213,314    13,107,392
                                                     ===========  ============

                         VIRGINIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                           THREE MONTHS ENDED
                                                                                    MARCH 31,                MARCH 31,
                                                                                      1997                     1996
                                                                               -----------------         ----------------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                                                  $         1,582,031       $        1,539,261
                                                                               -----------------         ----------------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                                        122,970                   98,645
    Provision for loan losses                                                            75,000                        0
    Increase in taxes payable                                                           725,189                  702,932
    Increase in interest receivable                                                     (97,701)                (160,307)
    (Decrease) increase in interest payable                                             (14,564)                  24,046
    Increase in prepaid expenses                                                       (115,356)                 (73,940)
    Increase in accrued expenses                                                        275,626                  239,760
    Amortization and accretion                                                           28,944                     (597)
    Decrease in deferred interest                                                        (4,885)                  (7,626)
    Decrease in fees receivable                                                          17,010                        0
                                                                               -----------------         ----------------

Total Adjustments                                                           $         1,012,233       $          822,913
                                                                               -----------------         ----------------

Net cash provided by operating activities                                   $         2,594,264       $        2,362,174
                                                                               =================         ================


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997



                                                                                Unrealized Gain/
                                                                                Loss on Securities   Retained
                                               Common Stock          Surplus    Available for Sale   Earnings           Total
                                               -------------        ----------- ------------------   ---------         ------
    Balances, December 31, 1995                  20,000,000          $3,554,034     $110,468       $10,489,087       $34,153,589

    Cash Dividends                                                                                    (460,000)         (460,000)

    Net Income                                                                                       1,539,261         1,539,261

    Unrealized Loss on Securities
       Available for Sale                                                           (292,690)                           (292,690)
                                         -------------------     --------------- ------------     --------------    --------------

    Balances, March 31, 1996                     20,000,000          $3,554,034    ($182,222)      $11,568,348       $34,940,160
                                         ===================     ===============   ============  ===============   ===============




                                                                                Unrealized Gain/
                                                                                Loss on Securities    Retained
                                               Common Stock          Surplus    Available for Sale    Earning          Total
                                              --------------        ----------  -------------------   ---------     ------------
    Balances, December 31, 1996                  20,000,000          $3,554,034       ($91,113)     $14,110,887      $37,573,808

    Issuance of Virginia Financial
       Corporation Common Stock
       1-2-97 Par Value $5.                     (10,000,000)         10,000,000

    Cash Dividends                                                                                     (540,000)        (540,000)

    Net Income                                                                                        1,582,031        1,582,031

    Increase in Unrealized Loss
       on Securities Available for Sale                                               (328,563)                         (328,563)
                                         -------------------     ---------------   ------------   --------------   --------------

    Balances, March 31, 1997                     10,000,000         $13,554,034      ($419,676)     $15,152,918      $38,287,276
                                         ===================     ===============   ============   ==============   ==============

    The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements

        On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which will serve as the holding company of the Bank. This transaction was consumated on January 2, 1997.

        The Company was not operational in 1996; therefore, the financial statements and discussions for 1996 in this quarterly report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company. The Company has no material operations other than the ownership of the Bank.

        The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants for the first quarter of 1997. The balance sheet at December 31, 1996, reflecting Planters Bank & Trust Company of Virginia has been audited by independent accountants.

Note 2. Securities as of March 31, 1997 and December 31, 1996 are summarized below.
                                                  (000 Omitted)
                                  March 31, 1997              December 31, 1996
                                             Unrealized               Unrealized
                                                Gain                      Gain
                              Book     Market   (Loss)    Book   Market   (Loss)
Securities Available          ----     ------  --------   ----   ------  -------
    for Sale

   U.S. Treasury Securities   $12,515  $12,459   ($56)   $12,515  $12,563  ($48)
   U.S. Agency Securities      38,286   37,706   (580)    38,282   38,096   186
   Obligations of State and
     Political Subdivisions         0        0      0          0        0     0
   Other Securities                 0        0      0          0        0     0
                              -------  -------  -----     ------   ------  -----
                              $50,801  $50,165  ($636)   $50,797  $50,659  $138

Securities Held to Maturity
   U.S. Treasury Securities       $0        $0     $0       $999     $999    $0
   U.S. Agency Securities     45,188    44,596   (592)    48,285   47,954  (331)
   Obligations of State and
     Political Subdivisions   18,163    17,989   (174)    18,608   18,613     5
   Other Securities              250       250      0        250      251     1
                              ------    ------  -----     ------   ------   ----
Total Securities Held to
   Maturity                  $63,601   $62,835  ($766)   $68,142  $67,817 ($325)

                         VIRGINIA FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:


                                                                                      March 31, 1997      December 31, 1996
                                                                                      --------------      -----------------
        Real Estate Loans:
          Construction and Land Development                                              $17,386,576            $14,204,691
          Secured by Farm Land                                                               888,400                933,032
          Secured by 1-4 Family residential                                              109,465,363            106,692,927
          Other Real Estate Loans                                                         36,083,027             38,965,459
        Loans to Farmers (Except Those Secured by Real Estate)                             2,876,826              2,879,129
        Commercial and Industrial Loans
              (Except Those Secured by Real Estate)                                       34,037,160             34,312,894
        Loans to Individuals for Personal Expenditures                                    39,106,770             37,541,978
        All Other Loans                                                                      707,562                773,740
                                                                                    -----------------   --------------------
              Total Loans                                                               $240,551,684           $236,303,850
        Less Unearned Income Reflected in Loans                                              359,740                351,720
                                                                                    -----------------   --------------------
              Loans, Net of Unearned Income                                             $240,191,944           $235,952,130
                                                                                    =================   ====================


The Bank had loans in a Nonaccrual category of $193,876 on December 31, 1996 and $176,860 on March 31, 1997.


     Note 4.     Allowance for Loan Losses

                     Analysis of the Allowance for Loan Losses


                                                                    For the Three Months Ended

                                                                 March 31, 1997    March 31, 1996
                                                                 --------------    --------------
                     Balance at Beginning of Period                  $3,038,959        $2,785,791

                     Charge-Offs                                         30,031            45,300

                     Recoveries                                           8,154             9,533
                                                                 ---------------  ----------------

                     Net Charge-Offs                                     21,877            35,767

                     Provision for Loan Losses                           75,000                 0
                                                                 ---------------  ----------------

                     Balance at End of Period                        $3,092,082        $2,750,024
                                                                 ===============  ================


                         VIRGINIA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     New Accounting Pronouncements

            FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued in June, 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash of other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

            FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

            The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            Net income for the first quarter of 1997 was $1,582,031 compared to $1,539,261 for the first quarter of 1996. This represents an increase of $42,770 or 2.78%. Net interest income increased $256,668 or 7.22% comparing the first quarter of 1997 to 1996. This increase is due to increased volumes as the yield on earning assets decreased seven basis points comparing the two quarters, while the cost on interest earning liabilities decreased by fourteen basis points which also contributed. Non-interest income increased $42,258 or 5.21% for the same period and this increase was primarily due to fee income on sales of non FDIC insured investment products. Non-interest expense for the same periods increased $159,344 or 7.50% primarily due to increased salary and benefit expense and the increase in the volume of business.

Financial Condition

            Total assets increased the first quarter of 1997 by $1,451,320 compared to a $6,101,560 increase the first quarter of 1996. Deposit growth was $3,096,486 for the first quarter of 1997 compared to $3,455,877 for the first quarter of 1996. The investment portfolio which was reduced by $5,034,357 due to maturities in the first quarter of 1997 along with the growth in deposits, funded the reduction of federal funds purchased by $5,000,000 and loan growth of $4,239,814. Also, securities sold under agreement to repurchase increased by $1,660,000.

            During the first quarter of 1996, deposits increased about $1.5 million, securities sold under agreement to repurchase increased by about $2.9 million which funded an increase in the investment portfolio of about $2.1 million and an increase in loans of about $2.9 million.

Future Operations

            Management has not planned and does not anticipate any significant changes in the nature or methods of operations of the Bank's ongoing business in the second quarter of 1997.

                         VIRGINIA FINANCIAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                     (000 Omitted)
                                                              Three Months Ended March 31,
                                                            1997                                   1996
                                            Average        Income/     Yield/         Average     Income/     Yield/
ASSETS                                      Balance        Expense      Rate          Balance     Expense     Rate
                                        -----------------  --------   -----------   -----------  ---------  ---------
Balances at Correspondent Banks -
   Interest Bearing                                   $0        $0           N/A            $0         $0     N/A

Securities:
   Taxable                                       100,050     1,480          5.92%      109,158      1,566      5.74%
   Tax-exempt (1)                                 16,709       281          6.73%       15,714        277      7.05%
                                        -----------------  --------   ----------    -----------  ---------  -------
            Total Securities                     116,759     1,761          6.03%      124,872      1,843      5.90%

Loans (net of earned income):
   Taxable                                       237,273     5,255          8.86%      210,297      4,876      9.27%
   Tax-Exempt (1)                                    550         8          5.82%          757         15      7.93%
                                        -----------------  --------   ----------    -----------  ---------  -------
            Total Loans                          237,823     5,263          8.85%      211,054      4,891      9.27%
Fed Funds Sold and Repurchase Agreements             650         9          5.54%        3,903         52      5.33%
                                        -----------------  --------   ----------    -----------  ---------  -------
            Total Earning Assets                 355,232     7,033          7.92%      339,829      6,786      7.99%
Less Allowance for Loan Losses                    (3,079)                               (2,785)
Total Nonearning Assets                           22,314                                20,481
                                        -----------------                           -----------
            Total Assets                         374,467                               357,525
                                        =================                           ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
            NOW Accounts                         $39,898      $275          2.76%      $37,847       $264      2.79%
            Money Market Savings                  57,314       537          3.75%       66,391        646      3.89%
            Regular Savings                       36,456       269          2.95%       38,333        284      2.96%
            Certificates of Deposit:
               Less than $100,000                125,811     1,662          5.28%      112,350      1,581      5.63%
               $100,000 and More                  21,303       294          5.52%       21,676        315      5.81%
                                        -----------------  --------   -----------   -----------  ---------  -------
Total Interest Bearing Deposits                  280,782     3,037          4.33%      276,597      3,090      4.47%

Fed Funds Purchased                                1,729        23          5.32%           37          1     10.81%
Short Term Borrowings                              4,881        61          5.00%        3,011         38      5.05%
Long Term Borrowings                                   0         0           N/A             0          0       N/A
                                        -----------------  --------   -----------   -----------  ---------  -------
Total Interest Bearing Liabilities               287,392     3,121          4.34%      279,645      3,129      4.48%

Noninterest Bearing Liabilities
            Demand Deposits                       46,980                                41,422
            Other Liabilities                      1,716                                 1,688
                                        -----------------                           -----------
Total Liabilities                                336,088                               322,755
Stockholders' Equity                              38,379                                34,770
                                        -----------------                           -----------
Total Liabilities and Stockholders' Eqity       $374,467                              $357,525

Net Interest Income                                         $3,912                                 $3,656
Interest Rate Spread                                                        3.58%                              3.51%
Interest Expense as a Percent of Average
   Earning Assets                                                           3.51%                              3.68%
Net Interest Margin                                                         4.41%                              4.30%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1997.

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            As of March 31, 1997 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the Quarter ended March 31, 1997.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

            None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Virginia Financial Corporation
                                                  (Registrant)



Date   May 6, 1997                               /S/  Fred D. Bowers
                                           -----------------------------
                                          Fred D. Bowers, Secretary/Treasurer
                                         (Principal Accounting Officer and Duly
                                                  Authorized Officer)