Form 10-Q
period 1997-06-30
VIRGINIA FINANCIAL CORP
filed 1997-08-07
CIK 1036070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                        Commission File Number 000-22283

                         VIRGINIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Virginia                                         54-1829288
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

24 South Augusta Street, Staunton, Virgnia                      24401
(Address of principal executive ooofices)                     (Zip Code)

        Registrant's telephone number, including area code (540)885-1232

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        -----   -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                   Outstanding as of July 31, 1997: 2,000,000

                             VIRGINIA FINANCIAL CORPORATION

                                         INDEX

                                                                                              Page No.
                                                                                              --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Income                                             3

                  Consolidated Balance Sheet                                                    5

                  Consolidated Statements of Cash Flows                                         6

                  Consolidated Statements of Changes in Stockholders' Equity                    8

                  Notes to Consolidated Financial Statements                                    9

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                      11

Part II. Other Information

         Item 1.  Legal Proceedings                                                            13

         Item 2.  Changes in Securities                                                        13

         Item 4.  Submission of Matters to a Vote of Security Holders                          18

         Item 6.  Exhibits and Reports on Form 8-K                                             18

         Signature                                                                             19



                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS
                                                          Three Months Ended
                                                   JUNE 30                   JUNE 30
                                                     1997                      1996
                                                 -----------               -----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                        $     3,642               $     3,306
   To Finance Agriculture & Farmers                       71                        71
   Commercial & Industrial                               855                       835
   Individuals for Household & Personal                  859                       737
   Obligations of State & Political
     Tax-Exempt                                            5                         5
Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                    1,453                     1,564
   State & Political-Taxable                              18                        19
   State & Political-Tax Exempt                          173                       195
   Other Domestic Debt Securities                          3                         9
Income on Federal Funds Sold                              18                         6
                                                 -----------               -----------
Total Interest Income                                  7,097                     6,747
Interest Expense:
Interest on Deposits:
   NOW Accounts                                          281                       277
   Money Market Accounts                                 553                       576
   Other Savings Deposits                                272                       290
   CD's of 100M or More                                  281                       322
   All Other Time Deposits                             1,683                     1,594
Interest on Fed Funds Purch'd
   & Repurchase Agreements                                94                        91
                                                 -----------               -----------
Total Interest Expense                                 3,164                     3,150
Net Interest Income                                    3,933                     3,597
Provision for Loan Losses                                238                       156
Non-Interest Income:
   Fiduciary Income                                      201                       170
   Service Charges on Deposit Accts.                     160                       162
   Other Fee Income                                      255                       177
   All Other Non-Interest Income                          28                        18
                                                 -----------               -----------
Total Non-Interest Income                                644                       527
Realized Gain (Losses) on AFS Securities                   0                         4
Non-Interest Expense:
  Salaries & Employee Benefits                         1,383                     1,303
  Expense of Premise & Fixed Assets                      284                       223
  Other Non-Interest Expense                             741                       614
                                                 -----------               -----------
Total Non-Interest Expense                             2,408                     2,140
Income Before Income Taxes                             1,931                     1,832
Applicable Income Taxes                                  603                       564
                                                 -----------               -----------
Net Income                                       $     1,328               $     1,268
                                                 ===========               ===========
Per Share Data Net Income                        $      0.66               $      0.63
Cash Dividends                                   $      0.27               $      0.23


The accompanying notes are an integral part of these statements

                             VIRGINIA FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS

                                                             Six Months Ended
                                                    JUNE 30                  JUNE 30
                                                     1997                      1996
                                                 -----------               -----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                        $     7,181               $     6,626
   To Finance Agriculture & Farmers                      137                       141
   Commercial & Industrial                             1,686                     1,624
   Individuals for Household & Personal                1,678                     1,433
   Obligations of State & Political
     Tax-Exempt                                           10                        15

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                    2,909                     3,103
   State & Political-Taxable                              39                        38
   State & Political-Tax Exempt                          358                       378
   Other Domestic Debt Securities                          7                        18

Income on Federal Funds Sold                              27                        57
                                                 -----------               -----------
Total Interest Income                                 14,032                    13,433

Interest Expense:
Interest on Deposits:
   NOW Accounts                                          556                       541
   Money Market Accounts                               1,090                     1,222
   Other Savings Deposits                                540                       575
   CD's of 100M or More                                  576                       637
   All Other Time Deposits                             3,345                     3,174
Interest on Fed Funds Purch'd
   & Repurchase Agreements                               178                       130
                                                 -----------               -----------
Total Interest Expense                                 6,285                     6,279
Net Interest Income                                    7,747                     7,154
Provision for Loan Losses                                313                       156
Non-Interest Income:
   Fiduciary Income                                      602                       566
   Service Charges on Deposit Accts.                     311                       323
   Other Fee Income                                      525                       414
   All Other Non-Interest Income                          59                        35
                                                 -----------               -----------
Total Non-Interest Income                              1,497                     1,338
Realized Gain (Losses) on AFS Securities                   0                         4
Non-Interest Expense:
  Salaries & Employee Benefits                         2,732                     2,604
  Expense of Premise & Fixed Assets                      550                       463
  Other Non-Interest Expense                           1,409                     1,197
                                                 -----------               -----------
Total Non-Interest Expense                             4,691                     4,264
Income Before Income Taxes                             4,240                     4,076
Applicable Income Taxes                                1,330                     1,268
                                                 -----------               -----------
Net Income                                       $     2,910               $     2,808
                                                 ===========               ===========
Per Share Data Net Income                        $      1.45               $      1.40
Cash Dividends                                   $      0.54               $      0.46


The accompanying notes are an integral part of these statements

                             VIRGINIA FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEET

                               (IN THOUSANDS OF DOLLARS)

                                                    JUNE 30                  DECEMBER
                                                      1997                     1996
                                                 -----------               -----------
ASSETS
Cash & Due from Banks                            $    19,964               $    16,287
Federal Funds Sold                                     6,000                         0
Investments -
  U.S. Government                                     14,564                    13,561
  U.S. Agencies                                       81,264                    86,381
  Municipal Bonds                                     16,920                    18,608
  Corporate Securities                                   250                       250
                                                 -----------               -----------
     Total Investments                               112,998                   118,800

Loans
   Secured by Real Estate                            171,322                   160,573
   To Finance Agriculture & Farmers                    2,925                     2,879
   Commercial & Industrial                            34,483                    34,313
   Individuals for Household & Personal               39,594                    37,413
   Obligations of State & Political
   Tax Exempt                                            478                       582
   Other Loans                                           240                       192
                                                 -----------               -----------
     Total Loans                                     249,042                   235,952
Less Reserve for
  Loan Losses                                         (3,302)                   (3,039)
                                                 -----------               -----------
     Net Loans                                       245,740                   232,913

Bank Premises                                          4,402                     4,390
Deposit Intangibles                                      278                       290
Other Assets                                           4,919                     4,433
                                                 -----------               -----------
     Total Assets                                $   394,301               $   377,113
                                                 ===========               ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                         $    49,165               $    51,260
  NOW Accounts                                        39,169                    39,653
  Money Market Checking                               52,868                    55,480
  Savings                                             34,593                    36,267
  Time Deposits                                      171,201                   147,715
                                                 -----------               -----------
     Total Deposits                                  346,996                   330,375


Securities Sold Under
  Agmt. to Repurchase                                  6,515                     3,110
Federal Funds Purchased                                    0                     5,000
Other Liabilities                                      1,415                     1,054

Stockholders' Equity
  Capital Stock                                       10,000                    20,000
  Surplus                                             13,554                     3,554
  Unrealized Gain (Loss) on Sec.                        (120)                      (91)
  Undivided Profits                                   15,941                    14,111
                                                 -----------               -----------
     Total Equity                                     39,375                    37,574
                                                 -----------               -----------
     Total Liabilities
     and Capital                                 $   394,301               $   377,113
                                                 ===========               ===========

The accompanying notes are an integral part of these statements

                             VIRGINIA FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS OF DOLLARS)

                                                            Six Months Ended
                                                   JUNE 30                   JUNE 30
                                                     1997                      1996
                                                 -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                $    13,952               $    13,318
Fees and other non-interest income                     1,484                     1,338
Interest paid                                         (6,343)                   (6,259)
Cash paid to suppliers and employees                  (4,191)                   (3,816)
Income taxes paid                                     (1,455)                   (1,313)
                                                 -----------               -----------
  Net cash provided by operating activities      $     3,447               $     3,268
                                                 -----------               -----------

Cash flows from investing activities

Maturities of investment securities                   11,505                    21,976
Proceeds from sales of investment securities               0                     7,024
Purchases of investment securities                    (5,750)                  (30,513)
Net increase in loans                                (13,140)                   (9,341)
Proceeds from sale of equipment                            3                         0
Capital expenditures                                    (264)                     (247)
Purchase of other assets                                 (70)                      (12)
                                                 -----------               -----------
Net cash used in investing activities            $    (7,716)              $   (11,113)
                                                 -----------               -----------

Net cash provided by financing activities

Net increase in certificates of deposit               23,487                     4,758
Net decrease in demand deposits                       (6,866)                   (5,844)
Net (decrease) increase in federal funds purchased    (5,000)                   10,498
Net increase in securities held for resale             3,405                       340
Dividends paid                                        (1,080)                     (920)
                                                 -----------               -----------
Net cash used in financing activities            $    13,946               $     8,832
                                                 -----------               -----------

Net increase in cash and cash equivalents              9,677                       987

Cash and cash equivalents at beginning of year        16,287                    12,575
                                                 -----------               -----------

Cash and cash equivalents at end of year         $    25,964               $    13,562
                                                 ===========               ===========

                             VIRGINIA FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS OF DOLLARS)

                                                            Six Months Ended
                                                   JUNE 30                  JUNE 30
                                                     1997                     1996
                                                 -----------               -----------
Reconciliation of net income to net cash
  provided by operating activities

Net income                                       $     2,910               $     2,808
                                                 -----------               -----------

Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation                                         249                       197
    Provision for loan losses                            313                       156
   (Gain) Loss on sale of equipment                        0                         0
   Realized Gains on available for sale securities         0                        (4)
    Decrease in taxes payable                             (9)                        0
    Increase in interest receivable                      (85)                      (86)
    Increase (Decrease) in interest payable              (58)                       20
    Increase in prepaid expenses                        (375)                     (181)
    Increase in accrued expenses                         427                       358
    Amortization and accretion                            60                        13
    Increase (Decrease) in deferred interest               1                       (13)
    Decrease in fees receivable                           14                         0
                                                 -----------               -----------
Total Adjustments                                $       537               $       460
                                                 -----------               -----------
Net cash provided by operating activities        $     3,447               $     3,268
                                                 ===========               ===========

The accompanying notes are an integral part of these statements

                                            VIRGINIA FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                               (IN THOUSANDS OF DOLLARS)


                                                                        Unrealized Gain/
                                                                       Loss on Securities      Retained
                                      Common Stock      Surplus        Available for Sale      Earnings         Total
                                      ------------      -------        ------------------      --------         -----

Balances, December 31, 1995                 20,000       $3,554                      $110       $10,489        $34,153

Cash Dividends                                                                                     (920)          (920)

Net Income                                                                                        2,808          2,808

Unrealized Loss on Securities
   Available for Sale                                                                (462)                        (462)
                                     -------------    ---------             -------------     ----------    ----------

Balances, June 30, 1996                     20,000       $3,554                     ($352)       $12,377       $35,579
                                     =============    =========             =============     ==========    ==========




                                                                        Unrealized Gain/
                                                                       Loss on Securities      Retained
                                      Common Stock      Surplus        Available for Sale      Earnings         Total
                                      ------------      -------        ------------------      --------         -----

Balances, December 31, 1996                 20,000       $3,554                      ($91)      $14,111        $37,574

Issuance of Virginia Financial
   Corporation Common Stock
   1-2-97 Par Value $5.                    (10,000)      10,000                                                      0

Cash Dividends                                                                                   (1,080)        (1,080)

Net Income                                                                                        2,910          2,910

Increase in Unrealized Loss
   on Securities Available for Sale                                                   (29)                         (29)
                                     -------------    ---------             -------------     ----------    ----------

Balances, June 30, 1997                     10,000      $13,554                     ($120)       $15,941       $39,375
                                     =============    =========             =============     ==========    ==========


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

         The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants for the second quarter of 1997. The balance sheet at December 31, 1996, reflecting Planters Bank & Trust Company of Virginia has been audited by independent accountants.

Note 2. Securities as of June 30, 1997 and December 31, 1996 are summarized below.

                                                                         (000 Omitted)
                                                       June 30, 1997                     December 31, 1996
                                                                  Unrealized                              Unrealized
                                              Book       Market   Gain (Loss)        Book      Market     Gain (Loss)
                                              ----       ------   -----------        ----      ------     -----------
Securities Available for Sale

            U.S. Treasury Securities        $14,529     $14,565          $36        $12,515    $12,563          ($48)
            U.S. Agency Securities           38,790      38,573         (217)        38,282     38,096           186
            Obligations of State and
               Political Subdivisions             0           0            0              0          0             0
            Other Securities                      0           0            0              0          0             0
                                          ----------  ----------  -----------      --------- ----------  ------------
Total Securities Available for Sale         $53,319     $53,138        ($181)       $50,797    $50,659          $138



Securities Held to Maturity

            U.S. Treasury Securities             $0          $0           $0           $999       $999            $0
            U.S. Agency Securities           42,691      42,429         (262)        48,285     47,954          (331)
            Obligations of State and
               Political Subdivisions        16,920      16,921            1         18,608     18,613             5
            Other Securities                    250         250            0            250        251             1
                                          ----------  ----------  -----------      --------- ----------  ------------
Total Securities Held to Maturity           $59,861     $59,600        ($261)       $68,142    $67,817         ($325)

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                             June 30, 1997        December 31, 1996
                                                             -------------        -----------------
Real Estate Loans:
  Construction and Land Development                              $16,255                $14,205
  Secured by Farm Land                                             1,271                    933
  Secured by 1-4 Family residential                              114,167                106,693
  Other Real Estate Loans                                         39,629                 38,965
Loans to Farmers (Except Those Secured by Real Estate)             2,925                  2,879
Commercial and Industrial Loans
      (Except Those Secured by Real Estate)                       34,483                 34,313
Loans to Individuals for Personal Expenditures                    39,984                 37,542
All Other Loans                                                      718                    774
                                                             ------------            -----------
      Total Loans                                               $249,432               $236,304
Less Unearned Income Reflected in Loans                              390                    352
                                                             ------------            -----------
      Loans, Net of Unearned Income                             $249,042               $235,952
                                                             ============            ===========

The Bank had loans in a Nonaccrual category of $194 on December 31, 1996 and $1,367 on June 30, 1997.


Note 4.  Allowance for Loan Losses

Analysis of the Allowance for Loan Losses

                                                For the Six Months Ended

                                            June 30, 1997        June 30, 1996
                                            -------------        -------------
Balance at Beginning of Period                  $3,039                $2,786

Charge-Offs                                        (75)                 (119)

Recoveries                                          25                    15
                                              ---------            ----------

Net Charge-Offs                                    (50)                 (104)

Provision for Loan Losses                          313                   156
                                              ---------            ----------

Balance at End of Period                        $3,302                $2,838
                                              =========            ==========

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


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


         Net income for the first six months of 1997 was $2,909,695 compared to $2,807,516 for the first six months of 1996. This represents an increase of $102,179 or 3.64 percent. Net income for the second quarter of 1997 was $1,327,664 compared to $1,268,255 for the second quarter of 1996. This represents an increase of $59,409 or 4.68 percent. Total interest income comparing the two six month periods increased in 1997 by $599,001 or 4.46 percent while total interest expense increased only $6,401 or .10 percent.
Non-interest income increased in 1997 comparing the two six month periods by $159,361 or 11.91 percent due primarily to increases in trust department and secondary mortgage department income. Non-interest expense comparing the two periods increased in 1997 by $427,719 or 10.03 percent due to increased cost of ongoing operational expenses, salaries and benefits.

Financial Condition

         Total assets increased the first six months of 1997 by $17.2 million or
4.56 percent compared to an increase of $11.5 million or 3.24 percent the first six months of 1996. Assets increased the second quarter of 1997 by $15.7 million compared to $5.4 million the second quarter of 1996. This increased growth during the second quarter of 1997 was due to a promotion of a twenty month certificate of deposit with an APY of 6.25 percent. Loan growth the first six months of 1997 was $13.1 million compared to $9.2 million growth the first six months of 1996. Deposit growth for the first six months of 1997 was $16.6 million compared to a decrease of $1.1 million during the first six months of 1996. The loan growth during the first six months of 1996 was funded by $8.0 million dollars in federal funds and $2.8 million dollars in securities sold under agreement to repurchase.

Future Operations

         Management has not planned and does not anticipate any significant changes in the nature or methods of operations of the Bank's ongoing business in the third quarter of 1997.


                                            VIRGINIA FINANCIAL CORPORATION
                                AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
                                                                             (000 Omitted)
                                                                         Six Months Ended June 30,
                                                                   1997                              1996
                                                       Average    Income/   Yield/        Average   Income/   Yield/
ASSETS                                                 Balance    Expense    Rate         Balance   Expense    Rate
                                                      ---------  ---------  -------      ---------  --------  -------
Balances at Correspondent Banks - Interest Bearing          $0          $0     N/A             $0        $0      N/A

Securities:
   Taxable                                              99,594       2,955     5.93%      109,948     3,159     5.75%
   Tax-exempt (1)                                       16,166         543     6.72%       16,314       572     7.01%
                                                      ---------  ---------  -------      ---------  -------   ------
              Total Securities                         115,760       3,498     6.04%      126,262     3,731     5.91%

Loans (net of earned income):
   Taxable                                             239,907      10,681     8.90%      213,878     9,825     9.19%
   Tax-Exempt (1)                                          523          16     6.12%          731        22     6.02%
                                                      ---------  ---------- -------      ---------  -------   ------
              Total Loans                              240,430      10,697     8.90%      214,609     9,847     9.18%
Fed Funds Sold and Repurchase Agreements                 1,011          27     5.34%        2,176        57     5.24%
                                                      ---------  ---------- -------      ---------  -------   ------
              Total Earning Assets                     357,201      14,222     7.96%      343,047    13,635     7.95%
Less Allowance for Loan Losses                          (3,118)                            (2,788)
Total Nonearning Assets                                 23,100                             20,685
                                                      ---------                          ---------
              Total Assets                            $377,183                           $360,944
                                                      =========                          =========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
              NOW Accounts                              40,145         556     2.77%       38,747       541     2.79%
              Money Market Savings                      57,683       1,090     3.78%       63,321     1,222     3.86%
              Regular Savings                           36,604         540     2.95%       38,747       575     2.97%
              Certificates of Deposit:
                 Less than $100,000                    126,162       3,345     5.30%      113,388     3,174     5.60%
                 $100,000 and More                      20,689         576     5.57%       21,896       637     5.82%
                                                      ---------  ---------  -------      ---------  -------   ------
Total Interest Bearing Deposits                        281,283       6,107     4.34%      276,099     6,149     4.45%

Fed Funds Purchased                                      1,673          47     5.62%        1,461        41     5.61%
Short Term Borrowings                                    5,102         131     5.14%        3,526        89     5.05%
Long Term Borrowings                                         0           0      N/A             0         0      N/A
                                                      ---------  ---------  -------      ---------  -------   ------
Total Interest Bearing Liabilities                     288,058       6,285     4.36%      281,086     6,279     4.47%

Noninterest Bearing Liabilities
              Demand Deposits                           48,362                             42,755
              Other Liabilities                          1,923                              1,837
                                                      ---------                          ---------
Total Liabilities                                      338,343                            325,678
Stockholders' Equity                                    38,840                             35,266
                                                      ---------                          ---------
Total Liabilities and Stockholders' Equity            $377,183                           $360,944

Net Interest Income                                                  7,937                            7,356
Interest Rate Spread                                                           3.60%                            3.48%
Interest Expense as a Percent of Average
   Earning Assets                                                              3.52%                            3.66%
Net Interest Margin                                                            4.44%                            4.29%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1997

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of June 30, 1997 neither the corporation nor the Bank was a party to any legal proceedings.

Item 2.  Changes in Securities

(a) The articles of incorporation of the Registrant as amended and restated (the "Restated Articles") (see also item 4 below relating to the Annual Meeting of Shareholders) provide for certain changes defining the rights of holders of the Registrant's Common Stock, par value $5.00. The discussion below is qualified in its entirety by reference to the actual text of the Restated Articles as set forth in Exhibit 3 to this Form 10-Q and made a part hereof.

         The Restated Articles provide: (i) the number of authorized shares of Common Stock, par value $5.00 per share, is increased from five million (5,000,000) to ten million (10,000,000) shares; (ii) the number of directors is fixed within a range of five to fifteen individuals, and the exact number within such range may be changed from time to time by the Board of Directors; (iii) the directors may be removed with or without cause upon the affirmative vote of at least two-thirds of the outstanding shares entitled to vote; (iv) provisions relating to the voting requirements for the approval by shareholders of certain significant business transactions are inserted; and (v) provisions relating to the limitation on liability and broader indemnification of directors and officers of the Registrant are inserted.

         Certain Effects of the Restated Articles. The Restated Articles provide shareholders with substantially the same voting rights, privileges, and equity interest in the Registrant as they had prior to amendment. The Restated Articles do not affect the absence of preemptive rights to subscribe for and purchase additional shares of stock nor do they affect the absence of cumulative voting rights with respect to the election of directors.

         Increase in Authorized Shares of Common Stock. The Restated Articles authorize the Registrant to issue ten million (10,000,000) shares of common stock. Following the amendment, the Registrant has in reserve approximately eight million authorized but unissued shares of common stock. The management of the Registrant believes that the availability of an ample reservoir of authorized but unissued shares enhances the flexibility of the Registrant in raising additional capital and in negotiating the acquisition of other businesses through the issuance of Registrant common stock.

         Fixing a Range of Directors. The amendment fixing a range of directors in the Restated Articles does not represent an actual, immediate change in the number of directors who currently serve on the Board of Directors. Both the current Bylaws and the Restated Articles fix this number between five and fifteen individuals and the Board of Directors is given the authority to set the actual number within this range from time to time as it deems appropriate. Currently the Bylaws of the Registrant may be amended by action of the Board of Directors without shareholder action. The Restated Articles provision providing for the range of five to fifteen directors may only be amended by a vote of the shareholders. (See also Article VI in the Restated Articles relating to shareholder approval of certain transactions, including amendment of the Articles of Incorporation). Article VI will impact how future revisions to the Articles of Incorporation are effected. Therefore, the insertion of provisions in the Restated Articles relating to fixing the number of directors will make future changes to the range more difficult to implement since a shareholder vote will be required, thus, potentially acting to inhibit a change in the number of directors that is not supported by the incumbent directors and the shareholders. Therefore, this change may have an anti-takeover effect.

         Removal of Directors. The previous Articles of the Registrant contained no provision relating to removal of directors; therefore, the Virginia Stock Corporation Act (the "Virginia SCA") provisions governed removal of directors. The Virginia SCA provides that shareholders may remove directors with or without cause, unless the articles of incorporation provide that directors may be removed only with cause. Additionally, the Virginia SCA requires, in the absence of a provision in a corporation's articles of incorporation, that the removal of a director must be approved by a majority vote of shareholders at an annual meeting or a special meeting specifically called for the purpose of removing the director. The Restated Articles provide that a director may be removed with or without cause, but increase the required shareholder vote from approval by the holders of a majority of the outstanding shares entitled to vote to the approval by holders of at least two-thirds of the outstanding shares entitled to vote. Thus, removal of a director may be more difficult. This provision prohibiting the removal of directors except by a two-thirds vote stabilizes the Registrant's Board of Directors by making the removal and replacement of a director by a substantial shareholder or group of shareholders more difficult, thus, potentially having an anti-takeover effect.

         Shareholder Vote Required for Certain Actions. The Virginia SCA provides that certain significant corporate actions must be approved by a vote of more than two-thirds of the votes entitled to be cast on the matter, unless a corporation's articles of incorporation provide for a higher or lower vote. These corporate actions include amendments to a corporation's articles of incorporation, plans of merger or exchange, sales of substantially all of the corporation's assets other than in the ordinary course of business, or plans of dissolution ("Fundamental Actions"). Virginia law provides that a corporation's articles of incorporation may either increase the vote required to approve Fundamental Actions or may decrease the required vote to not less than a majority of the votes entitled to be cast.

         Article VI of the Registrant's Restated Articles decreases in certain instances the shareholder vote requirement to approve Fundamental Actions if the Board of Directors of the Registrant overwhelmingly approves of a transaction.
Article VI reduces the shareholder vote requirement to a majority of the shares entitled to be cast for the proposal, provided that 80% of the members of the Board of Directors then in office have approved and recommended the Fundamental Action. In the absence of such approval and recommendation by the Board, the vote required for approval of Fundamental Actions is two-thirds or more of the shares entitled to vote on the matter. As noted above, the statutory approval requirement under which the Registrant previously operated required approval of Fundamental Actions by a vote of greater than two-thirds vote of the shares entitled to be cast on such matters.

         This provision makes shareholder approval of Fundamental Actions less difficult (a simple majority of the outstanding shares) if a proposal receives substantial (80%) support from the Board of Directors. If the incumbent Board does not approve a Fundamental Action by at least 80%, then a two-thirds vote by shareholders is required for approval. For this reason, the provisions of
Article VI have anti-takeover implications in that they make a Fundamental Action not approved by the Board more difficult to adopt.

         Limitation of Liability and Indemnification of Directors and Officers. The Virginia SCA provides that in any proceeding brought by or on behalf of a corporation or brought by or on behalf of shareholders of the corporation, the damages assessed against an officer or director arising out of a single transaction, occurrence, or course of conduct may not exceed the lesser of (i) the monetary amount, including the elimination of liability, specified in the articles of incorporation or, if approved by the shareholders, in the bylaws as a limitation on or elimination of the liability of the officer or director; or
(ii) the greater of (a) $100,000 or (b) the amount of cash compensation received by the officer or director from the corporation during the twelve months immediately preceding the act or omission for which liability was imposed. This statutory limitation of liability pertains to the remedy of monetary damages only and does not affect the availability of equitable remedies, for example, an action to enjoin or rescind a transaction. Further, the provisions limiting liability do not apply if the officer or director engaged in willful misconduct or knowing violations of the criminal law or of any federal or state securities and banking law.

         The prior Articles of Incorporation of the Registrant did not limit the liability of its directors and officers and, as a result, such liability would be limited, as described in the discussion of applicable Virginia SCA provisions immediately above, to the greater of (a) $100,000 or (b) the amount of cash compensation received by the officer or director from the corporation during the twelve months immediately preceding the act or omission for which liability was imposed. Additionally, the Registrant's prior Articles of Incorporation did not require indemnification of the Registrant's directors and officers, rather the Registrant directors were indemnified only at the discretion of the Board or if such indemnification was mandatory under the Virginia SCA.

         However, by comparison, Article VII of the Restated Articles requires that the Registrant indemnify its officers and directors against actions brought by reason of having been such an officer or director by or on behalf of the Registrant or by shareholders of the Registrant. The Registrant is required to indemnify its directors and officers for monetary damages to the full extent permitted by the Virginia SCA. Under the Restated Articles, liability of the directors and officers of the Registrant for monetary damages will be limited or eliminated in connection with any shareholder or derivative lawsuit, except in cases of willful misconduct or knowing violations of the criminal law. Additionally, some federal agencies have taken the position that indemnification for liabilities arising under the federal securities and banking laws is against public policy and, therefore, is unenforceable.

         The Board believes that limitation or elimination of directors' liability in shareholder and derivative suits and the mandatory indemnification provisions provided in the Restated Articles will assist the Registrant in attracting highly-qualified directors in the future. The Registrant has not experienced any problems attracting and retaining directors and officers in the past, nor has the Registrant experienced problems in maintaining or obtaining liability insurance for its directors and officers at a reasonable cost. No recent incidents or litigation involving directors or officers has occurred which might have encouraged adoption of these provisions. The adoption of these provisions incidentally may benefit the current directors of the Registrant who will serve on the Board of the Registrant by providing greater protections from liability as a director. However, the provisions are adopted solely in anticipation of providing adequate protections to attract experienced directors and officers and to bring the limitation of liability and indemnification provisions in-line with permitted corporate governance practices.

(b) Not applicable.

(c) Not applicable.

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Virginia Financial Corporation's Annual Meeting of Shareholders was held Tuesday, April 8, 1997 in Staunton, Virginia. Three items were submitted to the shareholders to be voted upon: (1) To approve the Amended and Restated Articles of Incorporation of the company, (2) to elect directors of the company and (3) to ratify the appointment of Yount, Hyde & Barbour, P.C. Certified Public Accountants, as independent outside auditors for the year ending December 31, 1997.

    The votes cast for, against or withheld for the three items were as follows:

          (1) To approve the Amended and Restated Articles

                      For          Against           Abstentions
                      ---          -------           -----------
                  1,487,799         2,334                 0

          (2) Election of Directors of the company.

                     Name                    For       Against      Abstentions
                     ----                    ---       -------      -----------
                Lee S. Baker              1,587,545     15,804           0
                Benham M. Black           1,602,469        880           0
                Harry V. Boney, Jr.       1,602,761        588           0
                Jan S. Hoover             1,602,873        476           0
                Martin F. Lightsey        1,602,173      1,176           0
                James S. Quarforth        1,588,353     14,996           0

          (3) Ratification of Yount, Hyde & Barbour P.C. Certified Public Accounts.

                      For          Against           Abstentions
                      ---          -------           -----------
                   1,601,219        2,130                 0

Item 5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  The following exhibits to this Form 10-Q are filed herewith.

             Exhibit No.                         Item
             -----------                         ----
                  3 Amended and Restated Articles of Incorporation of Virginia Financial Corporation

                 27             Financial Data Schedule

(b)      Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Virginia Financial Corporation
                                              (Registrant)



Date     August 5, 1997                  /S/ Fred D. Bowers
    ------------------------          --------------------------------------
                                     Fred D. Bowers, Secretary/Treasurer
                                         (Principal Accounting Officer and Duly
                                              Authorized Officer)