Form 10-Q
period 1997-09-30
VIRGINIA FINANCIAL CORP
filed 1997-11-12
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       R

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X          No
                                            --------           --------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                  Outstanding as of October 31, 1997: 2,000,000

================================================================================









                         VIRGINIA FINANCIAL CORPORATION

                                      INDEX


 No.                                                                                                         Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Income                                                            3

                  Consolidated Balance Sheets                                                                  5

                  Consolidated Statements of Cash Flows                                                        6

                  Consolidated Statements of Changes in Stockholders' Equity                                   8

                  Notes to Consolidated Financial Statements                                                   9

         Item 2.  Management's Discussion and Analysis of Results of Operations

                  and Financial Condition                                                                     11

Part II. Other Information

         Item 1.  Legal Proceedings                                                                           13

         Item 4.  Submission of Matters to a Vote of Security Holders                                         13

         Item 6.  Exhibits and Reports on Form 8-K                                                            13

         Signature                                                                                            13


                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended

                                                  SEPTEMBER 30        SEPTEMBER 30
                                                      1997                1996
                                                  ------------        ------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                            $3,850               $3,448
   To Finance Agriculture & Farmers                      71                   78
   Commercial & Industrial                              821                  822
   Individuals for Household & Personal                 889                  792
   Obligations of State & Political
     Tax-Exempt                                           5                    6

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                   1,503                1,522
   State & Political-Taxable                             26                   21
   State & Political-Tax Exempt                         168                  186
   Other Domestic Debt Securities                         1                    9

Interest on Federal Funds Sold                           78                   16
                                                     ------               ------
Total Interest Income                                 7,412                6,900

Interest Expense:
Interest on Deposits:
   NOW Accounts                                         272                  271
   Money Market Accounts                                538                  577
   Other Savings Deposits                               258                  282
   CD's of 100M or More                                 331                  312
   All Other Time Deposits                            2,047                1,685

Interest on Fed Funds Purch'd
   & Repurchase Agreements                               70                   84
                                                     ------               ------
Total Interest Expense                                3,516                3,211
Net Interest Income                                   3,896                3,689
Provision for Loan Losses                               247                  225

Non-Interest Income:
   Fiduciary Income                                     234                  186
   Service Charges on Deposit Accts                     167                  163
   Other Fee Income                                     281                  193
   All Other Non-Interest Income                         33                   20
                                                     ------               ------
Total Non-Interest Income                               715                  562
Realized Gain (Losses) on AFS Securities                  0                    0
Non-Interest Expense:
  Salaries & Employee Benefits                        1,475                1,341
  Expense of Premise & Fixed Assets                     273                  227
  Other Non-Interest Expense                            721                  631
                                                     ------               ------
Total Non-Interest Expense                            2,469                2,199
Income Before Income Taxes                            1,895                1,827
Applicable Income Taxes                                 592                  563
                                                     ------               ------
Net Income                                           $1,303               $1,264
                                                     ======               ======
Per Share Data Net Income                            $ 0.65               $ 0.63
Cash Dividends                                       $ 0.27               $ 0.25

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                             Nine Months Ended

                                                        SEPTEMBER 30                               SEPTEMBER 30
                                                            1997                                        1996
                                                    ----------------------                       -----------------

Interest Income:
Interest and Fee Income on Loans:

   Secured by Real Estate                            $       11,031                            $         10,074
   To Finance Agriculture & Farmers                             208                                         219
   Commercial & Industrial                                    2,507                                       2,446
   Individuals for Household & Personal                       2,567                                       2,225
   Obligations of State & Political
     Tax-Exempt                                                  15                                          21

Interest and Dividend Income on Securities:

   U.S. Treas & U.S. Gov't Agencies                           4,412                                       4,625
   State & Political-Taxable                                     65                                          59
   State & Political-Tax Exempt                                 526                                         563
   Other Domestic Debt Securities                                 8                                          28

Interest on Federal Funds Sold                                  105                                          73
                                                         -----------                                 -----------
Total Interest Income                                        21,444                                      20,333

Interest Expense:
Interest on Deposits:

   NOW Accounts                                                 828                                         813
   Money Market Accounts                                      1,628                                       1,799
   Other Savings Deposits                                       798                                         857
   CD's of 100M or More                                         907                                         948
   All Other Time Deposits                                    5,392                                       4,859

Interest on Fed Funds Purch'd

   & Repurchase Agreements                                      248                                         214
                                                         -----------                                 -----------
Total Interest Expense                                        9,801                                       9,490
Net Interest Income                                          11,643                                      10,843
Provision for Loan Losses                                       560                                         381

Non-Interest Income:

   Fiduciary Income                                             836                                         752
   Service Charges on Deposit Accts.                            478                                         486
   Other Fee Income                                             806                                         607
   All Other Non-Interest Income                                 92                                          55
                                                         -----------                                 -----------
Total Non-Interest Income                                     2,212                                       1,900
Realized Gain (Losses) on AFS Securities                          0                                           4
Non-Interest Expense:

  Salaries & Employee Benefits                                4,207                                       3,945
  Expense of Premise & Fixed Assets                             823                                         690
  Other Non-Interest Expense                                  2,130                                       1,828
                                                         -----------                                 -----------
Total Non-Interest Expense                                    7,160                                       6,463
Income Before Income Taxes                                    6,135                                       5,903
Applicable Income Taxes                                       1,922                                       1,832
                                                         -----------                                 -----------
Net Income                                           $        4,213                            $          4,071
                                                         ===========                                 ===========
Per Share Data Net Income                            $         2.11                            $           2.04
Cash Dividends                                       $         0.81                            $           0.71


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                            (IN THOUSANDS OF DOLLARS)


                                                         SEPTEMBER 30                               SEPTEMBER 30
                                                            1997                                        1996
                                                         -----------                                 -----------
ASSETS

Cash & Due from Banks                                $       17,140                            $         16,287
Federal Funds Sold                                            1,500                                           0
Securities -

  U.S. Government                                            13,118                                      13,561
  U.S. Agencies                                              88,053                                      86,381
  Municipal Bonds                                            16,680                                      18,608
  Corporate Securities                                            0                                         250
                                                         -----------                                 -----------
     Total Securities                                       117,851                                     118,800

Loans

   Secured by Real Estate                                   179,146                                     160,573
   To Finance Agriculture & Farmers                           2,857                                       2,879
   Commercial & Industrial                                   32,752                                      34,313
   Individuals for Household & Personal                      41,284                                      37,413
   Obligations of State & Political
   Tax Exempt                                                   425                                         582
   Other Loans                                                  251                                         192
                                                         -----------                                 -----------
     Total Loans                                            256,715                                     235,952
Less Reserve for
  Loan Losses                                                (3,505)                                     (3,039)
                                                         -----------                                 -----------
     Net Loans                                              253,210                                     232,913

Bank Premises and Equipment                                   4,587                                       4,390
Deposit Intangibles                                             272                                         290
Other Assets                                                  5,074                                       4,433
                                                         -----------                                 -----------
     Total Assets                                    $      399,634                            $        377,113
                                                         ===========                                 ===========

LIABILITIES AND CAPITAL

Deposits

  Demand                                             $       54,540                            $         51,260
  NOW Accounts                                               39,647                                      39,653
  Money Market Checking                                      58,434                                      55,480
  Savings                                                    34,582                                      36,267
  Time Deposits                                             166,029                                     147,715
                                                         -----------                                 -----------
     Total Deposits                                         353,232                                     330,375


Securities Sold Under

  Agmt. to Repurchase                                         4,460                                       3,110
Federal Funds Purchased                                           0                                       5,000
Other Liabilities                                             1,616                                       1,054

Stockholders' Equity

  Capital Stock                                              10,000                                      20,000
  Surplus                                                    13,554                                       3,554
  Unrealized Gain (Loss) on AFS Securities                       68                                         (91)
  Undivided Profits                                          16,704                                      14,111
                                                         -----------                                 -----------
     Total Equity                                            40,326                                      37,574
                                                         -----------                                 -----------
     Total Liabilities

     and Capital                                     $      399,634                            $        377,113
                                                         ===========                                 ===========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)


                                                                           Nine Months Ended

                                                        SEPTEMBER 30                                SEPTEMBER 30
                                                            1997                                        1996
                                                         -----------                                 -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $       21,267                            $         20,191
Fees and other non-interest income                            2,169                                       1,885
Interest paid                                                (9,898)                                     (9,407)
Cash paid to suppliers and employees                         (6,072)                                     (5,614)
Income taxes paid                                            (2,123)                                     (1,932)
                                                         -----------                                 -----------

  Net cash provided by operating activities          $        5,343                            $          5,123
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     18,765                                      30,906
Proceeds from sales of securities                                 0                                       7,024
Purchases of securities                                     (17,581)                                    (33,745)
Net increase in loans                                       (21,115)                                    (20,561)
Proceeds from sale of equipment                                   8                                           0
Capital expenditures                                           (584)                                       (459)
Purchase of other assets                                        (70)                                        (64)
                                                         -----------

Net cash used in investing activities                $      (20,577)                           $        (16,899)
                                                         -----------                                 -----------

Net cash provided by financing activities

Net increase in certificates of deposit                      18,314                                      18,580
Net increase (decrease) in demand deposits                    4,543                                      (4,809)
Net (decrease) increase in federal funds purchased           (5,000)                                      1,715
Net increase in repurchase agreements                         1,350                                         380
Dividends paid                                               (1,620)                                     (1,420)
                                                         -----------                                 -----------

Net cash used in financing activities                $       17,587                            $         14,446
                                                         -----------                                 -----------

Net increase in cash and cash equivalents                     2,353                                       2,670

Cash and cash equivalents at beginning of year               16,287                                      12,575
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       18,640                            $         15,245
                                                         ===========                                 ===========


                         VIRGINIA FINANCIAL CORPORATION

                            (IN THOUSANDS OF DOLLARS)


                                                                           Nine Months Ended
                                                         SEPTEMBER 30                             SEPTEMBER 30
                                                             1997                                     1996
                                                         -----------                               ----------
Reconciliation of net income to net cash provided
   by operating activities

Net income                                            $       4,213                          $         4,071
                                                         --------------                            -------------

Adjustments to reconcile net income to net cash provided by operating activities

    Depreciation                                                382                                      296
    Provision for loan losses                                   560                                      381
   (Gain) Loss on sale of equipment                              (4)                                       3
   Realized Gains on available for sale securities                0                                       (4)
    Decrease in taxes payable                                    (9)                                       0
    Increase in interest receivable                            (188)                                    (125)
    Increase (Decrease) in interest payable                     (97)                                      83
    Increase in prepaid expenses                               (262)                                    (121)
    Increase in accrued expenses                                664                                      528
    Amortization and accretion                                   92                                       28
    Increase (Decrease) in deferred interest                      4                                       (2)
    Increase in fees receivable                                 (12)                                     (15)
                                                         -----------                               ----------

Total Adjustments                                    $        1,130                          $         1,052
                                                         -----------                               ----------

Net cash provided by operating activities            $        5,343                          $         5,123
                                                         ===========                               ==========




Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans            258


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                            (IN THOUSANDS OF DOLLARS)


                                                                              Unrealized Gain/
                                                                             Loss on Securities      Retained
                                          Common Stock         Surplus       Available for Sale      Earnings       Total
                                          ------------        ---------      ------------------      ---------      ------

Balances, December 31, 1995                   20,000            3,554              110               10,489        34,153

Cash Dividends                                                                                       (1,420)       (1,420)

Net Income                                                                                            4,072         4,072

Unrealized Loss on Securities

   Available for Sale                                                             (403)                (403)
                                              -------          -------          -------              -------      -------

Balances, September 30, 1996                  20,000            3,554             (293)              13,141        36,402
                                              =======          =======          =======              =======       =======





                                                                            Unrealized Gain/
                                                                           Loss on Securities      Retained
                                            Common Stock     Surplus       Available for Sale      Earnings         Total
                                           -------------     ---------     -------------------     -------         --------

Balances, December 31, 1996                   20,000           3,554             (91)                14,111         37,574

Issuance of Virginia Financial
   Corporation Common Stock

   1-2-97 Par Value $5                       (10,000)         10,000                                                     0

Cash Dividends                                                                                      (1,620)         (1,620)

Net Income                                                                                           4,213           4,213

Increase in Unrealized Loss

   on Securities Available for Sale                                             159                                     159
                                            -------          -------           -------              -------          -------

Balances, September 30, 1997                10,000          13,554               68                  16,704          40,326
                                            =======         =======           =======               =======         =======




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

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants for the third quarter of 1997. The balance sheet at December 31, 1996, reflecting Planters Bank & Trust Company of Virginia has been audited by independent accountants.

Note 2. Securities as of September 30, 1997 and December 31, 1996 are summarized below.




                                                                          (000 Omitted)

                                                   September 30, 1997                   December 31, 1996
                                                             Unrealized                           Unrealized
                                         Book      Market    Gain (Loss)      Book      Market    Gain (Loss)
                                         ----      ------    -----------      ----      ------    -----------

Securities Available for Sale

        U.S. Treasury Securities        $13,028    $13,118         $90       $12,515    $12,563         $48
        U.S. Agency Securities           44,895     44,909          14        38,282     38,096        (186)
        Obligations of State and
           Political Subdivisions             0          0           0             0          0           0
        Other Securities                      0          0           0             0          0           0
                                       ---------  ---------  ----------     ---------  ---------  ----------
Total Securities Available for Sale      57,923     58,027         104       $50,797    $50,659       ($138)



Securities Held to Maturity

        U.S. Treasury Securities              0          0           0          $999       $999          $0
        U.S. Agency Securities           43,144     43,036        (108)       48,285     47,954        (331)
        Obligations of State and
           Political Subdivisions        16,680     16,793         113        18,608     18,613           5
        Other Securities                      0          0           0           250        251           1
                                       ---------  ---------  ----------     ---------  ---------  ----------
Total Securities Held to Maturity       $59,824    $59,829          $5       $68,142    $67,817       ($325)


                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (IN THOUSANDS OF DOLLARS)

Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:



                                                                    September 30, 1997   December 31, 1996
                                                                    ------------------   -----------------

             Real Estate Loans:
               Construction and Land Development                        $18,173             $14,205
               Secured by Farm Land                                       1,336                 933
               Secured by 1-4 Family residential                        117,830             106,693
               Other Real Estate Loans                                   41,807              38,965
             Loans to Farmers (Except Those Secured by Real Estate)       2,857               2,879
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 32,752              34,313
             Loans to Individuals for Personal Expenditures              41,695              37,542
             All Other Loans                                                676                 774
                                                                    ------------        ------------
                   Total Loans                                         $257,126            $236,304
             Less Unearned Income Reflected in Loans                        411                 352
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                       $256,715            $235,952
                                                                    ============        ============



The Bank had loans in a Nonaccrual category of $194 on December 31, 1996 and $1,125 on September 30, 1997.

Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses


                                                                        For the Nine Months Ended

                                                                    September 30, 1997  September 30, 1996
                                                                    ------------------  ------------------

             Balance at Beginning of Period                               3,039               2,786

             Charge-Offs                                                   (122)               (222)

             Recoveries                                                      28                  54
                                                                    ------------        ------------

             Net Charge-Offs                                                (94)               (168)

             Provision for Loan Losses                                      560                 381
                                                                    ------------        ------------

             Balance at End of Period                                     3,505               2,999
                                                                    ============        ============







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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
--------------------

         Assets for the first nine months of 1997 increased by $22,521,000 compared to $18,725,000 during the first nine months of 1996. Deposits increased by $22,857,000 for the same period in 1997 compared to $000 in 1996. This deposit growth was the result of a time deposit promotion during July and August of 1997. The growth experienced during 1996 was a result of a time deposit promotion during July of 1996. Deposit growth has been experienced in non-interest bearing deposits during both years. The Bank has experienced strong loan demand during both periods. Loans increased by $20,763,000 during the first nine months of 1997 and by $20,400,000 during the first nine months of 1996. The investment portfolio decreased by $949,000 during the first nine months of 1997. This reduction, along with the deposit growth, funded the loan growth and the reduction of Federal Funds purchased by $5,000,000. The reduction in the investment portfolio of $4,825,000, along with deposit growth, funded the growth in the loan portfolio during the first nine months of 1996.

Results of Operations
---------------------

         Net income for the first nine months of 1997 was $4,213,000 compared to $4,071,000 the first nine months of 1996. This represents an increase of $142,000 or 3.49 percent. Net income for the third quarter of 1997 was $1,303,000 compared to $1,264,000 for the third quarter of 1996. This represents an increase of $39,000 or 3.09 percent. Net interest income increased for the nine month period of 1997 by $800,000 or 7.38 percent compared to the same nine month period of 1996. The net interest margin was 4.39 percent the first nine months of 1997 compared to 4.31 percent the first nine months of 1996. Non-interest income increased in 1997 by $312,000 comparing the two nine month periods. This increase was due primarily to increases in Trust Department income and Secondary Mortgage market fees. Other non-interest expense increased by $302,000 during 1997 comparing the two nine month periods. Management chose to increase the reserve for possible loan losses, in addition to its customary 1.32 percent of eligible loans outstanding by $200,000 during the third quarter of 1997. This decision was made because of the perceived credit quality of a loan presently on the books. This addition also had an effect on third quarter 1997 earnings.

Future Operations
-----------------

         Management has not planned and does not anticipate any significant changes in the nature or methods of operations of the Bank's ongoing business in the fourth quarter of 1997.

                         VIRGINIA FINANCIAL CORPORATION

             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES



                                                                                    (000 Omitted)
                                                                         Nine Months Ended September 30

                                                                1997                                  1996
                                                   Average     Income/        Yield/        Average     Income/     Yield/
ASSETS                                             Balance     Expense         Rate         Balance     Expense      Rate
                                                 -----------  ---------     ----------    -----------  --------    --------


Securities:

   Taxable                                          100,501      4,484           5.95%     108,819     4,711         5.77%
   Tax-exempt (1)                                    15,808        798           6.73%      16,350       854         6.96%
                                                 -----------  ---------     ----------   -----------  --------    --------
         Total Securities                           116,309      5,282           6.06%     125,169     5,565         5.93%

Loans (net of earned income):

   Taxable                                          243,689     16,313           8.93%     218,135    14,965         9.15%
   Tax-Exempt (1)                                       497         23           6.17%         705        32         6.05%
                                                 -----------  ---------      ----------    -----------  --------  --------
         Total Loans                                244,186     16,336           8.92%     218,840    14,997         9.14%
Fed Funds Sold and Repurchase Agreements              2,530        105           5.53%       1,840        73         5.29%
                                                 -----------  ---------      ----------  -----------  --------    --------
         Total Earning Assets                       363,025     21,723           7.98%     345,849    20,635         7.96%
Less Allowance for Loan Losses                       (3,217)
Total Nonearning Assets                              23,645                                 18,357
                                                 -----------                            -----------
         Total Assets                              $383,453                               $364,206
                                                 ===========                            ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:

         NOW Accounts                               $39,677       $828           2.78%     $38,639      $813         2.81%
         Money Market Savings                        56,957      1,628           3.81%      62,230     1,799         3.85%
         Regular Savings                             35,891        798           2.96%      38,369       857         2.98%
         Certificates of Deposit:

            Less than $100,000                      132,980      5,393           5.41%     116,501     4,859         5.56%
            $100,000 and More                        21,413        907           5.65%      21,760       948         5.81%
                                                 -----------  ---------      ----------   -----------  --------    --------
Total Interest Bearing Deposits                     286,918      9,554           4.44%     277,499     9,276         4.46%

Fed Funds Purchased                                   1,115         47           5.62%       1,570        66         5.61%
Short Term Borrowings                                 5,130        201           5.22%       3,905       148         5.05%
                                                 -----------  ---------      ----------     --------  --------    --------
Total Interest Bearing Liabilities                  293,163      9,802           4.46%     282,974     9,490         4.47%

Noninterest Bearing Liabilities

         Demand Deposits                             49,052                                 43,655
         Other Liabilities                            2,010                                  1,857
                                                 -----------                             -----------
Total Liabilities                                   344,225                                328,486
Stockholders' Equity                                 39,228                                 35,720
                                                 -----------                             -----------
Total Liabilities and Stockholders' Equity          383,453                                364,206

Net Interest Income                                             11,643                                10,843
Interest Rate Spread                                                             3.52%                               3.49%
Interest Expense as a Percent of Average

   Earning Assets                                                                3.60%                               3.66%
Net Interest Margin                                                              4.38%                               4.30%
(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1996 and 1997


                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of September 30, 1997 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the Quarter ended September 30, 1997.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Virginia Financial Corporation
                                                  (Registrant)

Date          November 10, 1997               /s/ Fred D. Bowers
        ------------------------       -----------------------------------------
                                        Fred D. Bowers, Secretary/Treasurer
                                          (Principal Accounting Officer and Duly
                                                      Authorized Officer)