Form 10-K405
period 1997-12-31
VIRGINIA FINANCIAL CORP
filed 1998-03-31
CIK 1036070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to section 12 (g) of the Act:

                     Common Stock, $5.00 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure  of  delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 5, 1997, there were 4,000,000 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Corporation held by nonaffiliates was approximately $106,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
1997 Annual Report to Shareholders - Parts I and II
Notice of Annual Meeting and Proxy Statement dated March 27, 1998 - Part III
================================================================================

                                     PART I

Item 1.  Business

The Company

         On November 14, 1996 the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (hereinafter referred to as "the Company") which serves as the holding company of the Bank. This transaction was consummated on January 2, 1997.

         The Company had no material operations other than the ownership of the Bank in 1997, therefore, the financial statements and discussions related thereto included in this annual report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company. Items 10, 11 and 13 regarding management of the Company relate to the Company's directors and officers.

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

         During the preceding five years, the Bank increased its total assets and the number of customers served. On April 1, 1984, Planters Bank & Trust Company of Virginia purchased the Verona office of Bank of Virginia located on U.S. Route 11, Verona, Virginia, and operates this facility as a branch of the Bank.

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

         The Bank on April 29, 1997, leased office space consisting of 225 square feet located at 10 East Washington Street, Lexington, Virginia 24450. This facility is used for the sole purpose of generating secondary mortgage market real estate loans.

         On September 5, 1997 the Bank purchased a parcel of land with 50 feet frontage and 171 feet deep fronting on Tinkling Springs Road, Fishersville, Virginia. Also on this property is an office building consisting of 1400 square feet. This office is used as an operational area for secondary mortgage processing.

         On November 14, 1997, the Bank purchased a lot consisting of 1.253 acres at the intersection of Rosser Avenue and Lucy Lane, Waynesboro, Virginia to establish a branch at this location. The Bank plans to establish a 4000 square feet branch at this location in the fourth quarter of 1998.

Services

         Principal services offered and rendered by the Bank include the following:

Savings Accounts
----------------
Statement Savings:
   Personal
   Business
Passbook Savings:
   Personal
   Business
Individual Retirement
   Accounts
Certificates of Deposit:
   7-31 Days
   90 Days
   182 Days
   1 Year
   1 1/2 Years
   2 1/2 Years
   4 Years
Christmas Clubs
Save-O-Matic

Checking Accounts
-----------------
Personal
Negotiable Order of
   Withdrawal
Money Market
Zero Balance Checking
Business
Organizations and Clubs
Estate
Student
Personalized Checks
Quarterly or Monthly
   Statements
Visa Check Card

Investment Products
-------------------
Discount Brokerage
Full Service:
   Money Market Accounts
   Stocks
   Bonds
   Mutual Funds
   Annuities

Loans
-----
Personal
Home Improvement
Automobile or Trailer
Business
Student
Mortgage
Agriculture
Vacation
Visa and MasterCard Accounts
Home Equity

Customer Support Department
---------------------------
Stop Payments
Statements on Demand
Photocopies of Checks and Records
Assistance in Balancing Checkbooks
Computation of Interest

International Banking
---------------------
Letters of Credit
Foreign Collection
Bank Transfer Wire Service
Foreign Currency Available


Trust Department
----------------
Executor or Administrator of Estates
Testamentary Trustee
Inter Vivos Trustee
Guardian
Agent Under Agreement
Escrow Agreement
Power of Attorney
Trustee Under Employee Benefit
Agreements

Additional Services
-------------------
Bank Transfer Wire Service
Bank by Mail
Drive-in Banking, all locations
Night Depositories
Bank Money Orders
Travelers Checks
Safe Deposit Boxes
Bank Drafts
Cashier's Checks
Savings Bonds
Utility Bill Payments
Applications for Visa and MasterCard
Notary Public
Certified Checks
Federal Tax Deposits
Electronic Direct Deposit and Payment of Funds
Automatic Transfers of Funds Between Accounts
Retail Repurchase Agreements
Automated Teller Machines

         In rendering these services, the Bank serves general retail customers and businesses in the cities of Staunton and Waynesboro, Augusta County and in Grottoes, Virginia.

         Lumbering operations, paving facilities and quarrying concerns are serviced as well as dairy and beef cattle operations and some sheep operations. Also served are various manufacturing concerns employing from 10 to 2,000 persons.

Competition

         NationsBank, First Virginia Bank-Blue Ridge, Jefferson National Bank, Community Bank, First Union National Bank of Virginia, Crestar Bank, Shenandoah National Bank, F&M Bank-Massanutten and Bank of Rockbridge maintain offices within the trade area of the Bank. These banks offer full banking services with the exception of the Bank of Rockbridge and Shenandoah National Bank which do not offer trust services.

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

Item 2.  Properties

         The Bank owns twelve (12) parcels of property. Ten (10) of these properties are land and buildings used by the Bank in its operation and two (2) properties are held for future bank use. The properties are more fully described as follows:

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

         10. The Bank purchased a piece of property located at 113A Tinkling Springs Road, Fishersville, Virginia, 22939 on September 5, 1997. This property fronts 50 feet on Tinkling Springs Road and contains 8,566 square feet of land with eleven (11) parking spaces. Located on the property is a one-story brick building containing 1,400 square feet. This property is used as a processing center for the secondary mortgage market function. This property is well located in the areas' traffic pattern and is able to accommodate the present needs of this function.

       11. The Bank owns a piece of property consisting of land and a two-story building fronting 23 feet on Johnson Street, Staunton, Virginia. This property is presently under lease and is held for future expansion.

       12. On November 14, 1997, the Bank purchased a lot at the intersection of Rosser Avenue and Lucy Lane, Waynesboro, Virginia 22980. This property contains 1,253 acres and is part of "Coyner Commercial Park". This property was purchased for future expansion and the Bank plans to establish a branch at this location in the fourth quarter of 1998.

Leased Properties

         The Bank leases its Northside banking facility located in the Terry Court Shopping Center on North Augusta Street, Staunton, Virginia. In 1986, the Bank renegotiated its lease with Highway Properties, Inc. to expand the banking facilities. The facilities at this location now consist of banking quarters of approximately 1,800 sq. ft. and a two-window drive-up facility with ingress, egress and right-of-way to and from these premises. The renegotiated lease was for an initial term of five years, expiring April 30, 1991 with three 5-year options to renew the lease. The Bank exercised the first and second option April 30, 1991 and April 30, 1996 to renew the lease for an additional five year period expiring April 30, 2001. The base rental for the first year is $19,190 with an increase of 2 1/2% of the monthly rent each year for the remaining four years. Lease expense for 1997 was $20,015. The Terry Court Shopping Center was sold, subject to the lease, to W. J. Perry Corporation, trading as Terry Court Properties, and subsequently sold to W. Thomas Eavers doing business as Terry Court Properties.

         The Bank leases office space consisting of 225 square feet at 10 East Washington Street, Lexington, Virginia 24450. This office space is used for the sole purpose of generating secondary mortgage market real estate loans. The negotiated lease is for a term of one year expiring April 29, 1998 with options to renew on a year to year basis expiring at the option of the lessor January 1, 2000. The initial rental is $360.00 per month and any renewal term shall be increased based on the prior twelve (12) months Consumer Price Index. Rental expense for 1997 was $3,300.

Item 3.  Legal Proceedings

         The Bank is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items should not have a material effect on the financial position of the Bank.

Item 4.  Submission of Matters To a Vote of Security Holders

         There were no matters submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders.

                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Security Holder Matters

                  The portions of the 1997 Annual Report to Shareholders (Annual Report) captioned, "Comments by Management," page 4, for market and dividend information is hereby incorporated by reference. Management currently anticipates payment of future dividends consistent with past practices.

         The number of holders of the Bank's Common Stock (the only class of equity security of the Company) of record was 1,099 as of the end of the Company's fiscal year, December 31, 1997.

         Based upon sales prices furnished the Company by the Staunton Virginia office of a Virginia headquartered brokerage firm the low and high sales prices of the Company's stock during 1997 and 1996 by quarter, were as shown below.

                                          1997                             1996
                                          ----                             ----
                                    Low            High            Low            High
                                    ---            ----            ---            ----
               1st quarter     $      23.00   $      23.38     $      22.63   $      23.38
               2nd quarter     $      23.00   $      24.00     $      23.00   $      24.13
               3rd quarter     $      23.00   $      24.50     $      23.00   $      24.50
               4th quarter     $      24.00   $      25.06     $      24.00   $      25.06

Item 6.  Selected Financial Data

         The Annual Report, page 3, item titled "Selected Financial Data" and Table 1 of Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 8 hereof are incorporated by reference.


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The Annual Report, Pages 5 through 10, "Management's Discussion and Analysis of Operations" and year-end balances is hereby incorporated by reference.

Earnings Performance:

       Net income for 1997 was $5,735,112 compared to $5,541,801 for 1996 for an increase of 3.49%. On a per share basis, 1997 earnings were $1.43 per share. Net income for 1996 was $5,541,801 compared to $5,034,607 for 1995 for an increase of 10.07%. On a per share basis, 1996 earnings were $1.39 per share.

                 Table 1 - Selected Consolidated Financial Data

                                                            Years Ended December 31,
                                             1997        1996        1995         1994        1993
                                              (in thousands, except ratios and per share amounts)
Income Statement Data:
      Interest Income                      $ 29,068    $ 27,321    $ 26,073    $ 22,902    $ 21,436
      Interest Expense                     $ 13,292    $ 12,684    $ 12,343    $  9,748    $  9,209
      Net Interest Income                  $ 15,776    $ 14,637    $ 13,730    $ 13,154    $ 12,227
      Provision for Loan Losses            $    831    $    450    $    309    $    421    $    217

      Net Interest Income After
           Provision for Loan Losses       $ 14,945    $ 14,187    $ 13,421    $ 12,733    $ 12,010
      Non-interest Income                  $  2,885    $  2,542    $  2,126    $  2,206    $  2,191
      Security Gains (Losses)                     0    $      6    $      1    $      1    $     44
      Non-interest Expense                 $  9,475    $  8,679    $  8,235    $  8,082    $  7,511

      Income Before Income Taxes           $  8,355    $  8,056    $  7,313    $  6,858    $  6,734
      Income Taxes                         $  2,620    $  2,514    $  2,278    $  2,105    $  2,097

      Net Income                           $  5,735    $  5,542    $  5,035    $  4,753    $  4,637

Per Share Data:
           Net Income Basic and Diluted*   $   1.43    $   1.39    $   1.26    $   1.19    $   1.16
           Cash Dividends*                 $   0.56    $   0.48    $   0.42    $   0.36    $   0.30
           Book Value at Period End*       $  10.33    $   9.39    $   8.54    $   7.51    $   6.83

Balance Sheet Data:
           Assets                          $403,999    $377,113    $356,068    $344,473    $308,243
           Loans, Net of Unearned Income   $269,581    $235,952    $212,327    $196,579    $171,068
           Securities                      $113,409    $118,800    $125,398    $129,332    $122,229
           Deposits                        $352,167    $330,375    $319,578    $297,006    $279,290
           Stockholders' Equity            $ 41,335    $ 37,574    $ 34,154    $ 30,046    $ 27,335
           Average Shares Outstanding *    $  4,000    $  4,000    $  4,000    $  4,000    $  4,000

Performance Ratios:
           Return on Average Assets            1.48%       1.51%       1.45%       1.43%       1.53%
           Return on Average Equity           14.48%      15.34%      15.48%      16.30%      18.03%
           Dividend Payout*                   38.71%      34.65%      32.97%      29.87%      25.88%

Capital and Liquidity Ratios
           Leverage                           10.34%       9.98%       9.53%       8.91%       8.83%
Risk-based Capital Ratios:
           Tier 1 Capital                     16.97%      17.20%      16.74%      16.10%      16.45%
           Total Capital                      18.22%      18.45%      17.99%      17.35%      17.70%

*Adjusted for 100 percent stock dividend, December 1993 and December 1997

Interest Income:

       Interest income, on a tax equivalent basis, increased in 1997 compared to 1996 by $1,721,000 or 6.02%. The tax equivalent yield on earning assets in 1997 was 8.03% compared to 7.97% in 1996. This increase in the yield along with an increase of $18,540,000 in average earning assets produced the over-all increase.

       Interest income in 1996 increased $1,266,000 compared to 1995, on a tax-equivalent basis, for an increase of 4.78%. This increase was due to average earning assets increasing by $17,890,000. The tax-equivalent yield decreased from 8.02% in 1995 to 7.97% in 1996.

       Interest income in 1995 increased $3,162,000 compared to 1994, on a tax-equivalent basis, for an increase of 13.55%. This increase was due to average earning assets increasing by $15,579,000 and the tax-equivalent yield increasing from 7.41% in 1994 to 8.02% in 1995.



Interest Expense:

       Interest expense increased during 1997 by $608,000 or 4.80% compared to 1996. This increase was due to interest-bearing liabilities increasing during 1997 compared to 1996 by $10,962,000 and the average interest rate paid during 1997 of 4.49% compared to 4.47% during 1996.

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

       Net interest income and the net interest margin along with the average yield of the individual categories for the years 1995 through 1997 is shown on Table 2. Table 3 summarizes the effect on net interest income of changes in interest rates earned and paid as well as changes in volume.

       The presentation appears on a fully tax-equivalent basis to adjust for the tax exempt status of income earned on certain loans and investment securities using statutory rates of 34% in 1997, 1996 and 1995.



Non-interest income:

       Non-interest income increased $342,817 or 13.49% during 1997 when compared to 1996. Trust Department income increased by $48,457 or 4.92% during 1997 when compared to 1996. This increase in Trust Department income is due primarily to increases in the volume of fee generating activity and to increases in the market values. Other non-interest income and fee income increased about $257,000 in the following areas. Fees on ATM foreign transactions, Visa debit cards, printed check commissions, and fees from the sale of non-FDIC insured investment products. Non-interest income increase during 1996 compared to 1995 by $417,108 or 19.63%. Trust Department income increased by $163,283 or 19.87% during 1996 compared to 1995. This increase was due to the number and asset size of estates closed and under administration and the overall volume of fee generating activity during the year. Income from the secondary mortgage market area increased $110,523 or 32.75%. The increase in this area was the result of a greater number of loans being closed and the dollar amount of these loans. During 1996 the Bank began offering non-FDIC insured investment products which produced income of $86,648. Also during 1996, the Bank began operating Planters Insurance Agency, Inc., a wholly-owned subsidiary of the Bank, which markets title insurance, provided income of $17,408. Service charges on deposit accounts, safe deposit box rent and other non-interest income experienced a very modest increase due to the volume of business only, as the pricing of these services and fees have not changed.

       Non-interest income decreased by $81,149 or 3.68% during 1995 compared to 1994. Trust Department income decreased $119,440 or 12.69% during 1995 compared to 1994. This decrease was due to the number of estates being closed and declining interest rates. As interest rates decline the Trust Department income is impacted due to a segment of the income earned being based on income collected in the individual accounts. Service charges on deposit accounts experienced a modest increase due to the volume of business.



Non-Interest Expense:

       Non-interest expense increased during 1997 by $795,704 or 9.12% compared to 1996. Salaries and employee benefits increased by $252,437 or 4.78% comparing 1997 to 1996. This increase was due to an increase in the number of employees and to increases in individual salaries. Expense of premises and fixed assets increased by $190,992 or 20.34%. This increase is due to installing an image item processing system and image statement system along with two additional ATM and two cash machines. Computer expense increased $44,487 due to additional volume, and FDIC Insurance expense increased $39,185. Other non-interest expenses which increased in 1997 was advertising which increased by $49,757, ATM operating expenses increased $22,955 and supplies in the ongoing day to day operations increased $75,293. This increase was also due to increased volume of business activity.

       Non-interest expense increased during 1996 compared to 1995 by $444,218 or 5.39%. Salaries and employee benefits increased by $579,717 or 12.34%. This increase was due to increases of individual salaries, employee benefits and the expansion of the officer staff. These additions are in preparation of pending retirements of executive and other officers. Most other operating expenses continue to increase due to increased prices and the increase in volume of business. Technological changes taking place in the financial industry at a rapid pace must be dealt with, and though over a period of time result in savings, have impact on other operating expenses, i.e. research, installation, educational training and equipment costs. Two areas of non-interest expenses had a rather significant decrease which are advertising and FDIC insurance. Advertising decreased about $61,000 and FDIC Insurance decreased about $345,000 due to premium decreases.

       Non-interest expense increased $151,787 or 1.88% during 1995 compared to 1994. Salaries and employee benefits increased $319,377 or 7.29%. This increase was due to increases in individual salaries, an increase in personnel and increases in the cost of employee benefits. An educational department was created during 1995 increasing educational expenses about $32,000. Other operating expenses continue to increase due to increased prices and increases in the total volume of business. Federal deposit insurance expense decreased comparing 1995 to 1994 by about $300,000 due to premium decreases.

                   Table 2 - Virginia Finiancial Corporation
           Average Balances, Income and Expense, Yields and Rates (1)
              Twelve Months Ended December 31, 1997, 1996 and 1995

                                                                1997                                    1996
                                           --------------  ------------- ---------  --------------  -------------  ---------
                                                                          Annual                                    Annual
              Assets                          Average        Income/      Yield        Average      Income/         Yield/
                                              Balance        Expense       Rate        Balance      Expense          Rate
                                           --------------  ------------- ---------  --------------  -------------  ---------
                                                   (Dollars In Thousands)                   (Dollars in Thousands)
Securities:
      Taxable                                  $ 100,215        $ 5,897     5.88%       $ 106,059        $ 6,152     5.80%
      Tax exempt (1)                              15,666          1,191     7.60%          17,625          1,254     7.11%
                                           --------------  -------------             -------------  -------------
                   Total securities            $ 115,881        $ 7,088     6.12%       $ 123,684        $ 7,406     5.99%

Loans (net of unearned income):
      Taxable                                  $ 248,143        $22,229     8.96%        $222,348        $20,223     9.10%
      Tax exempt (1)                                 471             28     5.94%             679             41     6.04%
                                           --------------  -------------             -------------  -------------
                   Total loans                 $ 248,614        $22,257     8.95%       $ 223,027       $ 20,264     9.09%

Federal funds sold and repurchase                  2,469            137     5.55%           1,713             91     5.31%
  agreements                               --------------  -------------             -------------  -------------
                   Total earning assets        $ 366,964       $ 29,482     8.03%       $ 348,424       $ 27,761     7.97%

Less:  allowance for loan losses                  (3,312)                                  (2,881)

Total nonearning assets                           23,589                                   21,262
                                           --------------                            -------------
                   Total assets                $ 387,241                                $ 366,805
                                           ==============                            =============

Liabilities and Shareholder's Equity
Interest-bearing deposits:
      Checking                                  $ 97,421       $  3,320     3.41%        $ 99,981        $ 3,436     3.44%
      Regular savings                             35,644          1,060     2.97%          38,562          1,154     2.99%
      Certificates of deposit:
              Less than $100,000                 135,168          7,438     5.50%         119,745          6,565     5.48%
              $100,000 and more                   21,474          1,139     5.30%          20,457          1,251     6.12%
                                           --------------  -------------             -------------  -------------
      Total interest-bearing deposits          $ 289,707       $ 12,957     4.47%       $ 278,745       $ 12,406     4.45%
      Short-term borrowings                        6,285            335     5.33%           5,305            278     5.24%
                                           --------------  -------------             -------------  -------------
                   Total interest-bearing      $ 295,992       $ 13,292     4.49%       $ 284,050       $ 12,684     4.47%
                     liabilities
Noninterest-bearing liabilities:
      Demand deposits                             50,109                                   44,711
      Other liabilities                            1,543                                    1,907
                                           --------------                            -------------
                   Total liabilities           $ 347,644                                $ 330,668
Stockholders' equity                              35,597                                   36,137
                                           --------------                            -------------
                   Total liabilities and       $ 383,241                                $ 366,805
                     shareholders' equity  ==============                            =============

Net interest income                                            $ 16,190                                 $ 15,077
Interest rate spread                                                        3.54%                                    3.50%
Interest expense as a percent of average
  earning assets                                                            3.62%                                    3.64%
Net interest margin                                                         4.41%                                    4.33%

(1) Income and yields are reported on a taxable-equivalent basis.

                     Average Balances, Income and Expense,
                              Yields and Rates (1)

                                                                                  1995
                                                             --------------   ------------   ---------
                                                                                              Annual
              Assets                                            Average         Income/       Yield
                                                                Balance         Expense        Rate
                                                             --------------   ------------   ---------
                                                                      (Dollars in Thousands)
Securities:
      Taxable                                                    $ 107,996        $ 6,066           5.62%
      Tax exempt (1)                                                16,108          1,184           7.35%
                                                             --------------   ------------
                   Total securities                              $ 124,104        $ 7,250           5.84%

Loans (net of earned income):
      Taxable                                                    $ 203,654       $ 19,081           9.37%
      Tax exempt (1)                                                   910             57           6.26%
                                                             --------------   ------------
                   Total loans                                   $ 204,564       $ 19,138           9.36%

Federal funds sold and repurchase
    agreements                                                       1,866            107           5.73%
                                                             --------------   ------------
                   Total earning assets                          $ 330,534       $ 26,495           8.02%

Less:  allowance for loan losses                                    (2,655)

Total nonearning assets                                             19,782
                                                             --------------
                   Total assets                                  $ 347,661
                                                             ==============

Liabilities and Shareholder's Equity
Interest-bearing deposits:
      Checking                                                   $ 106,571        $ 3,949           3.71%
      Regular savings                                               38,698          1,344           3.47%
      Certificates of deposit:
              Less than $100,000                                   103,356          5,613           5.43%
              $100,000 and more                                     17,842            995           5.58%
                                                             --------------   ------------
      Total interest-bearing deposits                            $ 266,467       $ 11,901           4.47%
      Short-term borrowings                                          7,341            442           6.02%
                                                             --------------   ------------
                   Total interest-bearing
                       liabilities                               $ 273,808       $ 12,343           4.51%
Noninterest-bearing liabilities:
      Demand deposits                                               39,633
      Other liabilities                                              1,696
                                                             --------------
                   Total liabilities                             $ 315,137
Stockholders' equity                                                32,524
                                                             --------------
                   Total liabilities and
                       shareholders' equity                      $ 347,661
                                                             ==============

Net interest income                                                              $ 14,152
Interest rate spread                                                                                3.51%
Interest expense as a percent of average
      earning assets                                                                                3.73%
Net interest margin                                                                                 4.28%

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



                       Table 3 - Volume and Rate Analysis

                                                                           Years Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                         1997 compared to 1996                  1996 compared to 1995
                                                            Change Due To:                         Change Due To:
                                                            --------------                         --------------
                                                                            Increase                               Increase
                                                   Volume        Rate       (Decrease)    Volume       Rate       (Decrease)
                                                  ----------   ----------  ------------  ----------  ----------   ------------
                                                        (Dollars in thousands)                 (Dollars in thousands)
Assets:
      Securities:
           Taxable                                $    (340)   $      85   $     (255)  $     (109)  $     195    $        86
           Nontaxable                                  (166)         103          (63)         107          37            144
                                                  ----------   ----------  -----------  -----------  ----------   ------------
             Total securities                          (506)         188         (318)          (2)        232            230
Loans:
      Taxable                                         2,313         (307)       2,006        1,665        (523)         1,142
      Nontaxable                                        (12)          (1)         (13)         (14)         (2)           (16)
                                                  ----------   ----------  -----------  -----------  ----------   ------------
             Total Loans                              2,301         (308)       1,993        1,651        (525)         1,126

Federal funds sold                                       42            4           46           (8)         (8)           (16)
                                                  ----------   ----------  -----------  -----------------------   ------------
             Total earning
             assets                               $   1,837    $    (116)  $    1,721   $    1,641   $    (301)   $     1,340
                                                  ----------   ----------  -----------  -----------  ----------   ------------

Liabilities and Stockholder's Equity:
      Interest bearing deposits:
           Interest checking                      $     (87)   $     (29)  $     (116)  $     (236)  $    (277)   $      (513)
           Savings                                      (86)          (8)         (94)          (5)       (185)          (190)

           Certificates of deposit:
             $100,000 and over                           66         (178)        (112)         154         102            256
             Under $100,000                             849           24          873          900          52            952
                                                  ----------   ----------  -----------  -----------  ----------   ------------
                  Total interest-bearing
                      deposits                          742         (191)         551          813        (308)           505

Short-term borrowings                                    52            5           57         (112)        (52)          (164)
                                                  ----------   ----------  -----------  -----------  ----------   ------------
             Total interest-bearing
                  Total interest-bearing
                      liabilities                 $     794    $    (186)  $      608   $      701   $    (360)   $       341
                                                  ----------   ----------  -----------  -----------  ----------   ------------

                  Change in net
                      interest income             $   1,043    $      70   $    1,113   $      940   $      59    $       999
                                                  ==========   ==========  ===========  ===========  ==========   ============

                            Table 4 - Loan Portfolio

                                                                        Loans at December 31
                                                                 (book value rounded to thousands)

                                                  1997            1996             1995             1994            1993
                                            ---------------  --------------   --------------  ---------------  --------------
Real Estate Loans:

      Construction                              $ 20,183        $ 14,205         $ 12,924          $ 8,993         $ 7,387
      Secured by Farm Land                         1,316             933            1,056              649             785
      Secured by 1-4 Family
           Residential                           128,130         106,693           91,125           86,487          78,335
      Other Real Estate Loans                     39,037          38,965           40,022           37,394          29,582
Loans to Farmers                                   2,725           2,879            2,988            3,116           2,824
Commercial and Industrial                         34,434          34,313           34,626           33,930          32,329
Loans to Individuals for
      Household, Family and

      other Consumer Expenses                     43,364          37,542           29,056           25,221          19,988
All Other Loans                                      799             774              908            1,205             264
                                          ---------------  --------------   --------------  ---------------  --------------

           Total Loans                         $ 269,988       $ 236,304        $ 212,705        $ 196,995       $ 171,494

           Less Unearned Income                      406             352              378              416             426
                                          ---------------  --------------   --------------  ---------------  --------------

                Net Loans                      $ 269,582       $ 235,952        $ 212,327        $ 196,579       $ 171,068
                                          ===============  ==============   ==============  ===============  ==============






                 Table 5 - Maturity Schedule of Selected Loans

                                                                     December 31, 1996
                                                                Over One
                                             One Year           Through              Over
                                             or Less            Five Yrs           Five Yrs             Total
                                         -----------------  -----------------  ------------------  -----------------
                                                                   (Dollars in Thousands)
Commercial, Financial
      and Agricultural                           $ 33,154            $ 3,939                $ 66           $ 37,159
Real Estate-
      Construction                                 18,613              1,562                   8             20,183
                                         -----------------  -----------------  ------------------  -----------------
      Total                                      $ 51,767            $ 5,501                $ 74           $ 57,342
                                         =================  =================  ==================  =================

Fixed Rates                                                                                                $ 22,020
Variable Rates                                                                                               35,322
                                                                                                   -----------------

      Total                                                                                                $ 57,342
                                                                                                   =================

Allowance for Loan Losses:

              The allowance for loan losses is an estimate by management of an amount to provide for potential losses in the loan portfolio.

              Various factors, including charge-off experience, change in the mix and volume of loans, the level of underperforming loans, the ratio of outstanding loan balances to total loans and the perceived economic conditions in the Bank's trade area are taken into consideration in determining the amount of the provision for loan losses and the total amount of the loan loss reserve.

              The reserve for loan losses was 1.39% of outstanding loans as of December 31, 1997, 1.29% of outstanding loans as of December 31, 1996 and 1.31% as of December 31, 1995. Net charge-offs were $117, 293 during 1997, $196,833 during 1996 and $47,518 during 1995. The percentage of net charge-offs to year-end loans was 0.04% for 1997, 0.08% for 1996 and 0.02% for 1995. The balance of the reserve for loan losses was $3,752,500 as of December 31, 1997, $3,038,958 as of December 31, 1996, $2,785,791 as of December 31, 1995.

                      Table 6 - Allowance for Loan Losses
                           (in thousands of dollars)


                                                    1997        1996         1995        1994        1993
                                                    ----        ----         ----        ----        ----
Balance, Beginning of Period                       3,039       2,786        2,524       2,217       2,143
      Loans Charged Off
      Real Estate:
           Construction                                -           -            5           -           -
           Secured by Farm Land                        -           -            -           -           -
           Secured by 1-4 Family
                Residential                           19          42            -          13          36
           Other Real Estate                           -           -            -           -           -

      Loans to Farmers                                 -           -           19           -         102
      Commercial and Industrial                        -          14            -          24           -
      Consumer Loans                                       139   212          119         102          29
      All Other Loans                                  -           -            -           -           -
                                             -------------------------------------------------------------

                Total Loans Charged Off              158         268          143         139         167
                                             -------------------------------------------------------------

Recoveries
      Real Estate:                                     -           -            -           -           -
           Construction                                -           -            -           -           -
           Secured Farm Land                           -           -            -           -           -
           Secured by 1-4 Family
                 Residential                           1           -            -           -           -
           Other Real Estate                           -           -            -           -           -

      Loans to Farmers                                 -          14           70           -           -
      Commercial and Industrial                        7          34            -           6           9
      Consumer Loans                                  33          23           22          19          15
      All Other Loans                                  -           -            4           -           -
                                             -------------------------------------------------------------

                Total Recoveries                      41          71           96          25          24
                                             -------------------------------------------------------------

           Net Charge-Offs                           117         197           47         114         143
           Provision for Loan Losses                 831         450          309         421         217
                                             -------------------------------------------------------------

      Balance, End of Period                       3,753       3,039        2,786       2,524       2,217
                                             =============================================================

      Ratio of net charge-offs
      during the period to average loans
      outstanding during the period                 0.05%       0.09%        0.02%       0.06%       0.08%



               Table 7 - Allocation of Allowance for Loan Losses


                                          1997                       1996                      1995
                                          ----                       ----                      ----
                                            Percent of                 Percent of                Percent of
                                           Loans in Each              Loans in Each             Loans in Each
                                            Category to               Category to                Category to
                                Allowance   Total Loans    Allowance  Total Loans     Allowance  Total Loans
                               ----------- -------------- ----------- -------------  ---------- --------------
                                                           (Dollars in Thousands)
Real Estate:
      Construction                  $ 150       7.47%          $ 100       6.01%         $ 100       6.08%
      Secured by Farm Land            170       0.49%             75       0.39%            56       0.50%
      Secured by 1-4 Family
           Residential                770      47.46%            650      45.15%           400      42.84%
      Other Real Estate               620      14.46%            550      16.49%           300      18.81%
Loans to Farmers                      270       1.01%            275       1.22%           200       1.40%
Commercial and Industrial             595      12.75%            450      14.52%           750      16.28%
Consumer Loans                        610      16.06%            500      15.89%           525      13.66%
All Other Loans                        25       0.30%             25       0.33%            30       0.43%
Unallocated                           543        -               414       -               425        -
                               ----------- -------------- ----------- -------------  ---------- --------------

                                  $ 3,753     100.00%        $ 3,039     100.00%       $ 2,786     100.00%
                               =========== ============== =========== =============  ========== ==============


                                          1994                       1993
                                          ----                       ----
                                            Percent of                 Percent of
                                           Loans in Each              Loans in Each
                                            Category to               Category to
                                Allowance   Total Loans    Allowance  Total Loans
                               ----------- -------------- ----------- -------------
Real Estate:
      Construction                  $ 100        4.57%         $ 100      4.31%
      Secured by Farm Land             50        0.33%            50      0.46%
      Secured by 1-4 Family
           Residential                400       43.90%           400     45.68%
      Other Real Estate               324       18.98%           300     17.25%
Loans to Farmers                      200        1.58%           200      1.65%
Commercial and Industrial             500       17.23%           400     18.85%
Consumer Loans                        500       12.80%           450     11.65%
All Other Loans                        50        0.61%            50      0.15%
      Unallocated                     400        -               267        -
                               ----------- -------------- ----------- -------------

                                  $ 2,524      100.00%       $ 2,217    100.00%
                               =========== ============== =========== =============


                    Table 8 - Nonperforming Assets and Loans
                             Contractually Past Due

                                                                        Years Ended December 31,
                                                    1997           1996           1995          1994           1993
                                                 ------------   ------------  -------------  ------------  -------------
                                                                         (Dollars in Thousands)
Non-accrual Loans                                    $ 1,193          $ 194          $ 140         $ 219          $ 170
Other Real Estate                                        258              -              -             -             44
                                                 ------------   ------------  -------------  ------------  -------------
      Total Nonperforming Assets                     $ 1,451          $ 194          $ 140         $ 219          $ 214

      Loans Past Due as to
           Principal or Interest
           for 90 Days or More                         $ 359          $ 248          $ 147         $ 489          $ 186

Nonperforming Assets to
      Total Assets                                      0.36%          0.05%          0.04%         0.06%          0.07%

Nonperforming Assets to
      Year-end Loans and
      Other Property                                    0.54%          0.08%          0.07%         0.11%          0.13%



Potential Problem Loans:

        At December 31, 1997 Management is not aware of any significant Problem loans not included in Table 8.

                        Table 9 - Investment Securities
                    Maturity Distribution and Average Yield

                                                                               December 31, 1997
                                                                            (Dollars in Thousands)

                                                                                             Weighted
                                                                                              Average            Weighted
                                                         Book             Market             Maturity            Average
                                                         Value             Value            In Yrs Mos           TE Yield
                                                    ----------------  ----------------  --------------------   -------------
U.S. Treasury Securities
      Within One Year                                       $ 2,999           $ 2,997          0     3.1           5.53%
      After One But Within Five Years                        10,026            10,133          1     8.9           6.32%
      After Five But Within Ten Years                             0                 0          0     0.0           0.00%
      After Ten Years                                             0                 0          0     0.0           0.00%
                                                    ----------------  ----------------

             Total U.S. Treasury Securities                $ 13,025          $ 13,130          1     4.8           6.14%
                                                    ----------------  ----------------

Federal Agencies:

      Within One Year                                      $ 31,490          $ 31,399          0     7.0           5.35%
      After One But Within Five Years                        51,069            51,234          3     2.3           6.32%
      After Five But Within Ten Years                             0                 0          0     0.0           0.00%
      After Ten Years                                             0                 0          0     0.0           0.00%
                                                    ----------------  ----------------

             Total Federal Agencies                        $ 82,559          $ 82,633          2     4.4           6.01%
                                                    ----------------  ----------------

Obligations of State and Political
      Subdivisions:

        Within One Year                                     $ 1,747           $ 1,748          0     4.4           6.11%
        After One But Within Five Years                      11,983            12,104          3     0.1           6.50%
        After Five But Within Ten Years                       3,860             3,910          6     2.2           6.94%
        After Ten Years                                           0                 0          0     0.0           0.00%
                                                    ----------------  ----------------

             Total State and Political
             Subdivisions                                  $ 17,590          $ 17,762          3     7.1           7.60%
                                                    ----------------  ----------------

Other Securities:
      Within One Year                                           $ 0               $ 0          0     0.0           0.00%
      After One But Within Five Years                             0                 0          0     0.0           0.00%
      After Five But Within Ten Years                             0                 0          0     0.0           0.00%
      After Ten Years                                             0                 0          0     0.0           0.00%
                                                    ----------------  ----------------

             Total Other Securities                             $ 0               $ 0          0     0.0           0.00%
                                                    ----------------  ----------------

             Total Securities                             $ 113,174         $ 113,525          2     5.4           6.12%
                                                    ================  ================

Liquidity and Interest Sensitivity:

       Liquidity is the ability to satisfy demands for withdrawal of deposits, lending obligations and other corporate needs. Liquidity is provided from sources such as readily marketable investments, principal and interest payments on loans and through increases in deposits and borrowed funds. Planters' deposit base has become more rate sensitive since deregulation; however, there remains a strong base of core deposits. The investment portfolio of which 96.4% matures within five years and the opportunity to purchase Federal Funds provides a basic source of liquidity along with the principal and interest payments on the loan portfolio. In the management of interest rate risk, all loans except consumer and mortgage are made with the opportunity to reprice the interest on a one or three year basis. The Bank strives to maintain a relationship between rate sensitive assets and rate sensitive liabilities which will maximize profits under foreseeable or projected economic and competitive conditions. Additional data regarding liquidity and interest sensitivity is presented in Tables 11 and 12.



Interest Sensitivity

       The primary goals of interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollars of net interest margin at a growth rate consistent with the growth rate of total assets. These goals are accomplished by balancing the volume of floating rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing rates to market conditions on a weekly basis.

       The goal of Virginia Financial Corporation (VFC) is to generally maintain a position that is to provide flexibility enough to move to an equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Interest rate gaps are managed through investments loan pricing and deposit pricing. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter term investments and buying longer maturities. The same effect can also be accomplished by reducing emphasis on variable rate loans. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Pricing policies on either or both loans and deposits can be changed to accomplish any of the goals. VFC reviews the interest sensitivity position once a quarter.

       It is VFC's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors. collars or forward commitments. VFC considers derivatives as speculative which is contrary to VFC's historical or prospective philosophy. VFC does not hold or issue financial instruments for trading purposes. VFC does hold in its loan portfolio, loans that adjust or float according to changes in the "prime" lending rate which is not considered speculative, but necessary for good asset/liability management. Off-balance sheet risks such as commitments to extend credit, standby letters of credit and other items are discussed in Note 10 in the Notes to Consolidated Financial Statements.



Forward-Looking Statements

       The sections that follow, Market Risk Management, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although VFC believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.



Market Risk Management

       Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. VFC's market risk is composed primarily of interest rate risk. Asset/Liability/Risk Committee ("ALCO") is responsible for reviewing the interest rate sensitivity position of

VFC and establishing policies to monitor and limit exposure to interest rate risk. Guidelines established by ALCO are reviewed by VFC's Board of Directors.

       Asset/Liability/Risk Management: The primary goals of asset/liability management are to maximize net interest income and the net value of VFC's future cash flows within the interest rate risk limits set by ALCO.



       Interest Rate Risk Measurement: Interest rate risk is monitored through the use of three complementary measures: static gap analysis, earnings simulation modeling and net present value estimation. While each of the interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level or risk through time, and the amount of exposure to changes in certain interest rate relationships. To this point the ALCO Committee has relied on static gap and static gap shock. In the interest of better management of interest rate risk, the ALCO Committee will begin employing the above technique in future policy decisions.



       Static Gap: Gap analysis measures the amount of repricing risk embedded in the balance sheet at a point in time. It does so by comparing the differences in the repricing characteristics of assets and liabilities. A gap is defined as the difference between the principal amount of assets and liabilities, adjusted for off-balance sheet instruments, which reprice within a specified time period. The cumulative one-year gap, at year-end, was 1.7% of total earning assets. The policy limit for the one-year gap is plus or minus 15% of adjusted total earning assets.

       Core deposits and loans with noncontractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior which are reviewed at least annually.

       The gap repricing distributions include principal cash flows from residential mortgage loans in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range and loan age.



       Earnings Simulation: The earnings simulation model forecasts one year net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on income of alternative interest rate scenarios against earnings in a stable interest rate environment. This type of analysis is also most useful in determining the short-run earnings exposures to changes in customer behavior involving loan payments and deposit additions and withdrawals.

       The most recent earnings simulation model projects net income would decrease by approximately 2.5% of stable-rate net income if rates immediately fall by two percentage points over the next year. It projects a increase of approximately 1.2% if rates rise immediately by two percentage points. Management believes this reflects a liability-sensitive rate risk position for the one-year horizon. This one-year forecast is within the ALCO guideline of 15.0%.

       This dynamic simulation model includes assumptions about how the balance sheet is likely to evolve through time, in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Non contractual deposit growth rates and pricing are assumed to follow historical patterns. The sensitivities of key assumptions are analyzed at least annually and reviewed by ALCO.

       Net Present Value: The Net Present Value ("NPV") of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The resulting percentage change in NPV is an indication of the longer term repricing risk and options risk embedded in the balance sheet.

       At year-end, a 200 basis point immediate increase in rates is estimated to reduce NPV by 4.5%. Additionally, NPV is projected to decrease by less than 1% if rates fall immediately by 200 basis points. Analysis of the average quarterly change in the Treasury yield curve over the past ten years indicates that a parallel curve shift of 200 basis points or more is an event that has less than a .1% chance of occurrence.

       As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of balance sheet cash flows are critical in NPV analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are applied consistently across the different rate risk measures.

       Summary information about Interest-rate risk measures are presented below.

                          Interest-rate Risk Measures

                                                   Year-end
                                                     1997
                                                     ----
  Static 1-Year Cumulative Gap                       1.7%

  1-year Net Income Simulation projection

           -200 bp Shock vs. Stable Rate            -2.5%

           +200 bp Shock vs. Stable Rate             1.2%

  Static Net Present Value Change

           -200 bp Shock vs. Stable Rate            -0.2%

           +200 bp Shock vs. Stable Rate            -4.5%


       Due to borrowers' preferences for floating-rate loans and depositors' preferences for fixed-rate deposits, VFC's balance sheet tends to move toward more asset sensitivity with the passage of time. The earnings simulation model indicates that if all prepayments, calls and maturities of the securities portfolios expected over the next year were to remain uninvested, then the current asset sensitivity position would become greater. Purchases of fixed rate securities have been made to offset the natural tendency toward a less liability sensitive interest rate risk position.

       Management expects interest rates to be relatively stable during 1998 and believes that the current modest level of liability sensitivity is appropriate.

                   Table 11 - Average Deposits and Rates Paid

                                                            December 31,

                                                 1997                          1996                        1995
                                                 ----                          ----                        ----
                                                       (Dollars in Thousands)

                                         Amount          Rate          Amount          Rate        Amount         Rate
                                         ------          ----          ------          ----        ------         ----
Noninterest Bearing Deposits               $ 50,109        -              $ 44,711       -          $ 39,633       -
                                     ---------------               ----------------             -------------

Interest Bearing Deposits
      Interest Checking                      97,421      3.41%              99,981     3.44%         106,571      3.71%
      Regular Savings                        35,644      2.97%              38,562     2.99%          38,698      3.47%
      Time Deposits
           Less than $100,000               135,168      5.50%             119,745     5.48%         103,356      5.43%
           $100,000 and more                 21,474      5.30%              20,457     6.12%          17,842      5.58%
                                     ---------------               ----------------             -------------

Total Interest- Bearing Deposits          $ 289,707      4.47%           $ 278,745     4.45%       $ 266,467      4.47%
                                     ---------------               ----------------             -------------

           Total                          $ 339,816                      $ 323,456                 $ 306,100
                                     ===============               ================             =============




          Table 12 - Remaining Maturities of CD's of $100,000 or More

                                              December 31, 1997
                                              -----------------
                                                (In Thousands)

Three Months or Less                                  $ 7,468
Over Three Through Six Months                             715
Over Six Through Twelve Months                          1,504
Over Twelve Months                                     11,700
                                                 -------------

Total                                                $ 21,387
                                                 =============

Stockholders' Equity:

           Stockholders' equity, during 1997, increased $3,761,651 or 10.01%. Reflected in this increase is $246,539 unrealized net gain on securities in the available for sale category. During 1996 stockholders' equity increased $3,420,220 or 10.01%. This increase reflects $201,581 unrealized net loss on securities in the available for sale category. Stockholders' equity, during 1995, increased $4,107,185 or 13.67%. This increase reflects $732,578 unrealized net gain on the securities in the available for sales category. These increases represent retention of net income after the payment of dividends. Cash dividends paid increased by 15.63% in 1997, 15.66% in 1996 and 16.90% in 1995. Book value per share as of December 31, 1997 was $10.33, $9.39 as of December 31, 1996 and $8.54 as of December 31, 1995. Book value per share has been adjusted for the 100% stock dividend, December 1997



                     Table 13 - Return on Equity and Assets

                                                             Year Ended December 31,

                                              1997         1996        1995        1994        1993
                                                   (dollars in thousands except per share data)
Total Dividends Paid as a
      Percent of Net Income                  38.71%       34.65%      32.97%      29.87%      25.88%

Return on Averge Assets                       1.48         1.51        1.45        1.43        1.53
Return on Average Equity                     14.48        15.34       15.48       16.30       18.30
Average Equity to Average Assets             10.23         9.85        9.36        8.77        8.46


Recent Accounting Pronouncements:

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

         FASB Statement No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date of
(a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 of Statement 125.

         During June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This pronouncement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FASB No. 130 is effective for financial statements beginning after December 15, 1997.

         Additionally during June of 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information". FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

         The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

Year 2000

         During 1997 the Bank began to assess the effect of the Year 2000 by contacting vendors for documentation regarding their planning, testing and implementation for Year 2000 compliance. In November 1997, the Bank's Board of Directors approved the appointment of a Year 2000 committee composed of officers and staff. The Board has approved a written plan which details the steps to be taken for Year 2000 compliance, including problem definition, assessment of systems and equipment, necessary repairs, upgrades and replacements of systems and equipment testing. This plan consists of quarterly action schedules with reporting requirements to the Board of Directors quarterly.

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software is provided by a service bureau. The service bureau and the majority of the other vendors (including vendors for systems and equipment other than for data processing) which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant.

         Upgrading and replacing PC workstations and file servers has been completed. The cost of year 2000 compliance is not expected to have a material effect on the Corporation's consolidated financial statements.



Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         The information set forth in "Market Risk Management" on pages 20-22 of this Form 10-K under Item 7 is hereby incorporated by reference.



Item 8.    Financial Statements And Supplementary Data

         Item 14 titled "Exhibits, Financial Statement Schedules and Reports on 8-K" of the Annual Report, pages 18-35 is hereby incorporated by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None

                                    PART III

Item 10.   Directors And Executive Officers Of The Registrant

         The section captioned "Definitive Proxy Statement" as filed with the commission on March 27, 1998 is hereby incorporated by reference.

Executive Officers of Company and the Bank

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

William P. Heath, Jr.,     Age 52, President of Virginia Financial Corporation
and President of Planters Bank & Trust Company of Virginia.

         Mr. Heath was employed by Planters Bank & Trust Company of Virginia in January 1996 as Executive Vice President and served in that capacity through December 31, 1996. Mr. Heath became Vice President of the Company on September 27,1996, President of the Bank on January 1, 1997 and President of the Company January 1, 1998. Mr. Heath has thirty-two years experience in banking, having served as Executive Vice President and area President in a statewide banking organization.

Fred D. Bowers, Age 61, Secretary/Treasurer, Virginia Financial Corporation, and Senior Vice President and Cashier, Planters Bank & Trust Company of Virginia.

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

Joseph Shomo,         Age 63, Senior Vice President, Planters Bank & Trust
Company of Virginia.

         Mr. Shomo was employed by Planters Bank & Trust Company, Staunton, Virginia, in July 1957. He was elected Assistant Cashier in 1963 and Vice President in 1967. Mr. Shomo has been serving as Senior Vice President since 1974.



Thomas A. Davis,      Age 53, Senior Trust Officer, Planters Bank & Trust
Company of Virginia.

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



Item 11.   Executive Compensation

           Executive Compensation summary table, page 7 of the Definitive Proxy Statement is hereby included by reference.


Human Resources Committee Report On Executive Compensation

             The report on Executive Compensation by the Personnel and Salary Committee on page 8 of the Definitive Proxy Statement is hereby incorporated by reference.

Shareholder Return

              Shareholder Return on page 9 of the Definitive Proxy Statement is hereby incorporated by reference.

Item 12.   Security Ownership Of Certain Beneficial Owners

           Security Ownership of Certain Beneficial Owners page 2 of the Definitive Proxy Statement is hereby incorporated by reference.

Item 13.   Certain Relationships And Related Transactions

           Compensation Committee Interlocks and Insider Participation and Other Transactions With Management on page 5 and 6 of the Definitive Proxy Statement is hereby incorporated by reference.

Directors' Fees And Attendance

         Directors Fees And Attendance on page 6 of the Definitive Proxy Statement is hereby incorporated by reference.


Transactions In Which Directors Have An Interest

         Transactions In Which Directors Have An Interest on page 6 of the Definitive Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules And Reports On 8-K

         Listed below are all financial statements and exhibits filed as part of this annual report.

(a) (1)  Financial Statements

         Report of Independent Auditors (See Exhibit 13, Annual Report, page 11)

         Consolidated Balance Sheets as of December 31, 1997, and December 31,
              1996 (See Annual Report, page 12)

         Consolidated Statements of Income for Years Ended December 31, 1997,
              December 31, 1996, and December 31, 1995 (See Annual Report, page 13 and 14)

         Consolidated Statements of Cash Flows for Years Ended December 31,
              1997, December 31, 1996, and December 31, 1995 (See Annual Report, pages 15 and 16)

         Consolidated Statements of Changes in Stockholders' Equity for Years
              Ended December 31, 1997, December 31, 1996, and December 31, 1995 (See Annual Report, page 17)

         Notes to Consolidated Financial Statements for Years Ended
              December 31, 1997, December 31, 1996 and December 31, 1995 (See Annual Report, pages 18-28)


(a) (2)  Financial Statement Schedules

         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) (3)  Exhibits          Description

          Exhibit
           Number           Description
          -------           -----------
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

            3(ii)         Bylaws                         Incorporated by
                                                         reference to Exhibit
                                                         3.2 of the Company's
                                                         Form 8-B successor
                                                         registration statement
                                                         filed March 24, 1997.

             10            Material Contracts            None.

             13            Annual Report                 Attached hereto

             21            Subsidiaries                  Planters Bank & Trust
                                                         Company of Virginia

             27            Financial Data Schedule       Attached.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997

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


Virginia Financial Corporation          Virginia Financial Corporation
Staunton, Virginia                      Staunton, Virginia



by       /s/ William P. Heath, Jr.        /s/ Fred D. Bowers, Sr.
     --------------------------------   --------------------------------
     William P. Heath, Jr., President   Fred D. Bowers, Sr., Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                                 Title                 Date
         ----                                 -----                 ----

/s/ Benham M. Black                  Chairman of the Board          3-31-98
--------------------------------     Director
Benham M. Black


/s/ Harry V. Boney, Jr.              Director                       3-31-98
--------------------------------
Harry V. Boney, Jr.


/s/ Lee S.  Baker                    Director                       3-31-98
--------------------------------
Lee S. Baker


/s/ William P. Heath, Jr.            President                      3-31-98
--------------------------------
William P. Heath, Jr.                Director


/s/ Jan S. Hoover                    Director                       3-31-98
--------------------------------
Jan S. Hoover


/s/ Martin F. Lightsey               Director                       3-31-98
--------------------------------
Martin F. Lightsey


/s/ James S. Quarforth               Director                       3-31-98
--------------------------------
James S. Quarforth