Form 10-Q
period 1998-03-31
VIRGINIA FINANCIAL CORP
filed 1998-05-14
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                      Class: Common Stock, $5.00 par value
                   Outstanding as of April 15, 1998: 4,000,000

================================================================================

                         VIRGINIA FINANCIAL CORPORATION

                                      INDEX


                                                                                                          Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statement of Income                                                             3

                  Consolidated Balance Sheet                                                                   4

                  Consolidated Statements of Cash Flows                                                        5

                  Consolidated Statements of Changes in Stockholders' Equity                                   7

                  Notes to Consolidated Financial Statements                                                   8

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                                     10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  11

Part II. Other Information

         Item 1.  Legal Proceedings                                                                           12

         Item 4.  Submission of Matters to a Vote of Security Holders                                         12

         Item 6.  Exhibits and Reports on Form 8-K                                                            12

         Signature                                                                                            12


                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                   Three Months Ended
                                                             MARCH 31                                   MARCH 31
                                                               1998                                       1997
                                                       -------------------                       ----------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         4,167                           $           3,539
   To Finance Agriculture & Farmers                                 70                                          66
   Commercial & Industrial                                         877                                         831
   Individuals for Household & Personal                            919                                         819
   Obligations of State & Political
     Tax-Exempt                                                      3                                           5

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,347                                       1,456
   State & Political-Taxable                                        37                                          21
   State & Political-Tax Exempt                                    169                                         185
   Other Domestic Debt Securities                                    0                                           4

Interest on Federal Funds Sold                                      61                                           9
                                                            -----------                                ------------
Total Interest Income                                            7,650                                       6,935

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    285                                         275
   Money Market Accounts                                           564                                         537
   Other Savings Deposits                                          253                                         268
   CD's of 100M or More                                            319                                         295
   All Other Time Deposits                                       1,974                                       1,662

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                          82                                          84
                                                            -----------                                ------------
Total Interest Expense                                           3,477                                       3,121
Net Interest Income                                              4,173                                       3,814
Provision for Loan Losses                                          238                                          75

Non-Interest Income:
   Fiduciary Income                                                310                                         401
   Service Charges on Deposit Accts.                               217                                         151
   Other Fee Income                                                375                                         270
   All Other Non-Interest Income                                    25                                          31
                                                            -----------                                ------------
Total Non-Interest Income                                          927                                         853
Realized Gain (Losses) on AFS Securities                             0                                           0
Non-Interest Expense:
  Salaries & Employee Benefits                                   1,437                                       1,349
  Expense of Premise & Fixed Assets                                295                                         267
  Other Non-Interest Expense                                       732                                         667
                                                            -----------                                ------------
Total Non-Interest Expense                                       2,464                                       2,283
Income Before Income Taxes                                       2,398                                       2,309
Applicable Income Taxes                                            766                                         727
                                                            -----------                                ------------
Net Income                                             $         1,632                           $           1,582
                                                            ===========                                ============
Per Share Data Net Income, basic and diluted           $          0.41                           $            0.40
Cash Dividends                                         $          0.15                           $            0.14


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                            (IN THOUSANDS OF DOLLARS)

                                                          MARCH 31                                    DECEMBER 31
                                                            1998                                        1997
                                                         -----------                                 -----------
ASSETS
Cash & Due from Banks                                $       15,480                            $         14,684
Federal Funds Sold                                           12,050                                           0
Securities -
  U.S. Government                                            12,073                                      13,130
  U.S. Agencies                                              74,727                                      82,689
  Municipal Bonds                                            19,401                                      17,590
  Equity Securities                                           1,281                                           0
                                                         -----------                                 -----------
     Total Securities                                       107,482                                     113,409

Loans
   Secured by Real Estate                                   188,211                                     188,666
   To Finance Agriculture & Farmers                           3,008                                       2,725
   Commercial & Industrial                                   36,076                                      34,434
   Individuals for Household & Personal                      43,794                                      42,958
   Obligations of State & Political
   Other Loans                                                  526                                         799
                                                         -----------                                 -----------
     Total Loans                                            271,615                                     269,582
Less Reserve for
  Loan Losses                                                (3,827)                                     (3,753)
                                                         -----------                                 -----------
     Net Loans                                              267,788                                     265,829

Bank Premises and Equipment                                   4,735                                       4,794
Deposit Intangibles                                             260                                         266
Other Assets                                                  5,036                                       5,017
                                                         -----------                                 -----------
     Total Assets                                    $      412,831                            $        403,999
                                                         ===========                                 ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                             $       54,691                            $         54,457
  NOW Accounts                                               43,182                                      42,897
  Money Market Checking                                      58,500                                      57,950
  Savings                                                    34,870                                      35,472
  Time Deposits                                             171,904                                     161,391
                                                         -----------                                 -----------
     Total Deposits                                         363,147                                     352,167


Securities Sold Under
  Agmt. to Repurchase                                         5,190                                       4,960
Federal Funds Purchased                                           0                                       4,550
Other Liabilities                                             2,113                                         987

Stockholders' Equity
  Capital Stock                                              20,000                                      20,000
  Surplus                                                    13,554                                      13,554
  Unrealized Gain (Loss) on AFS Securities                      169                                         155
  Undivided Profits                                           8,568                                       7,626
                                                         -----------                                 -----------
     Total Equity                                            42,291                                      41,335
                                                         -----------                                 -----------
     Total Liabilities
     and Capital                                     $      412,741                            $        403,999
                                                         ===========                                 ===========

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                                 Three Months Ended
                                                           MARCH 31                                   MARCH 31
                                                            1998                                        1997
                                                         -----------                                 -----------
Cash flows from operating activities

Interest received                                    $        7,731                            $          6,833
Fees and other non-interest income                              914                                         843
Interest paid                                                (3,383)                                     (3,135)
Cash paid to suppliers and employees                         (2,068)                                     (1,945)
Income taxes paid                                               (59)                                         (2)
                                                         -----------                                 -----------

  Net cash provided by operating activities          $        3,135                            $          2,594
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     15,580                                       5,770
Proceeds from sales of securities                                 0                                           0
Purchases of securities                                      (9,636)                                     (1,234)
Net (increase) in loans                                      (2,197)                                     (4,262)
Proceeds from sale of equipment                                   0                                           0
Capital expenditures                                            (75)                                       (101)
Purchase of other assets                                        (22)                                        (57)
                                                         -----------                                 -----------

Net cash used in investing activities                $        3,650                            $            116
                                                         -----------                                 -----------

Cash flows from financing activities

Net increase (decrease) in certificates of deposit           10,513                                      (2,394)
Net increase in demand & savings deposits                       467                                       5,490
Net decrease in federal funds purchased                      (4,550)                                     (5,000)
Net increase in securities sold
    under repurchase agreements                                 231                                       1,660
Dividends paid                                                 (600)                                       (540)
                                                         -----------                                 -----------

Net cash provided by (used in) financing activities  $        6,061                            $           (784)
                                                         -----------                                 -----------

Net increase in cash and cash equivalents                    12,846                                       1,926

Cash and cash equivalents at beginning of year               14,684                                      16,287
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       27,530                            $         18,213
                                                         ===========                                 ===========



                         VIRGINIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (IN THOUSANDS OF DOLLARS)

                                                                               Three Months Ended
                                                          MARCH 31                                 MARCH 31
                                                            1998                                     1997
                                                         -----------                               ----------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                           $        1,632                          $         1,582
                                                         -----------                               ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                134                                      123
    Provision for loan losses                                   238                                       75
    Increase in taxes payable                                   707                                      725
    (Increase) decrease in interest receivable                   85                                      (98)
    Increase (Decrease) in interest payable                      95                                      (15)
    (Increase) in prepaid expenses                              (98)                                    (115)
    Increase in accrued expenses                                331                                      276
    Amortization and accretion                                   30                                       29
    (Decrease) in deferred income                                (6)                                      (5)
    (Increase) decrease in fees receivable                      (13)                                      17
                                                         -----------                               ----------

Total Adjustments                                    $        1,503                          $         1,012
                                                         -----------                               ----------

Net cash provided by operating activities            $        3,135                          $         2,594
                                                         ===========                               ==========




The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                            (IN THOUSANDS OF DOLLARS)

                                                                      Accumulated
                                                                         Other
                                                      Comprehensive  Comprehensive       Retained
                              Common Stock   Surplus      Income         Income          Earnings           Total
                              ------------   -------      ------         ------          --------           -----


Balances, December 31, 1996     10,000         13,554                           (91)        14,111           37,574
Comprehensive Income:
  Net Income                                                   1,582                         1,582            1,582
  Other comprehensive income,
    net of tax:
      Unrealized loss on available
      for sale securities                                       (329)          (329)                           (329)
                                                               -----
      Total comprehensive Income                               1,253
                                                               -----
   Cash dividends                                                                             (540)            (540)
                             ----------     ----------               ---------------     ----------       ----------

Balances, March 31, 1997        10,000         13,554                          (420)        15,153           38,287
                             ==========     ==========               ===============     ==========       ==========


                                                                      Accumulated
                                                                         Other
                                                      Comprehensive  Comprehensive       Retained
                              Common Stock   Surplus      Income         Income          Earnings           Total
                              ------------   -------      ------         ------          --------           -----

Balances, December 31, 1997     20,000         13,554                           156          7,626           41,336

Comprehensive Income:
  Net Income                                                   1,632                         1,632            1,632
  Other comprehensive income,
    net of tax:
      Unrealized loss on available
      for sale securities                                         13             13                              13
                                                                  ---
      Total comprehensive Income                               1,645
                                                               -----
Cash dividends                ________       ________                 _____________           (600)            (600)
                                                                                              -----            -----
Balances, March 31, 1998        20,000         13,554                           169          8,658           42,381
                             ==========     ==========               ===============     ==========       ==========

The accompanying notes are an integral part of these statements

There were no reclassification adjustments for the three months ended March 31, 1998 and 1997.

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1997. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1998 and 1997, the company's financial position at March 31, 1998 and December 31, 1997, and cash flows for the three month periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

Note 2. Securities as of March 31, 1998 and December 31, 1997 are summarized below.




                                                                               (000 Omitted)
                                                        March 31, 1998                         December 31, 1997
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
Securities Available for Sale
        U.S. Treasury Securities         $ 11,973    $ 12,073         $ 100       $ 13,025    $ 13,130        $ 105
        U.S. Agency Securities             39,907      40,062           155         42,899      43,029          130
Total Securities Available for Sale      $ 51,880    $ 52,135         $ 255       $ 55,924    $ 56,159        $ 235



Securities Held to Maturity

        U.S. Treasury Securities              $ 0         $ 0           $ 0            $ 0         $ 0          $ 0
        U.S. Agency Securities             34,665      34,634           (31)        39,660      39,604          (56)
        Obligations of State and
           Political Subdivisions          19,401      19,563           162         17,590      17,762          172
        Other Securities                    1,281       1,281             0              0           0            0
                                       -----------  ----------  ------------     ----------  ----------  -----------
Total Securities Held to Maturity        $ 55,347    $ 55,478         $ 131       $ 57,250    $ 57,366        $ 116



                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:



                                                                      March 31, 1998     December 31, 1997
                                                                      --------------     -----------------
             Real Estate Loans:
               Construction and Land Development                         17,382              20,183
               Secured by Farm Land                                       1,110               1,316
               Secured by 1-4 Family residential                        116,748             128,130
               Other Real Estate Loans                                   53,185              39,037
             Loans to Farmers (Except Those Secured by Real Estate)       3,008               2,725
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 36,076              34,434
             Loans to Individuals for Personal Expenditures              43,960              43,364
             All Other Loans                                                526                 799
                                                                    ------------        ------------
                   Total Loans                                          271,995             269,988
             Less Unearned Income Reflected in Loans                        380                 406
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                        271,615             269,582
                                                                    ============        ============

The Bank had loans in a Nonaccrual category of $813 on December 31, 1997 and $931 on March 31, 1998


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses

                                                                          For the Three Months Ended
                                                                      March 31, 1998      March 31, 1997
                                                                      --------------      --------------
             Balance at Beginning of Period                               3,753               3,039


             Charge-Offs                                                   (176)                (30)

             Recoveries                                                      12                   8
                                                                    ------------        ------------

             Net Charge-Offs                                               (164)                (22)

             Provision for Loan Losses                                      238                  75
                                                                    ------------        ------------

             Balance at End of Period                                     3,827               3,092
                                                                    ============        ============



                         VIRGINIA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  New Accounting Pronouncements

         During June of 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

         The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net income for the first quarter of 1998 was $1,632,000 compared to $1,582,000 for the first quarter of 1997. This represents an increase of $50,000 or 3.16%. Interest income increased $715,000 and Total Average Earning Assets increased $27,029,000, and the yield on earning assets increased from 7.92% to 8.10% comparing the first quarter of 1998 to the first quarter 1997. Average interest-bearing liabilities increased by $20,546,000 and interest expense increased $356,000 comparing the two quarters. The interest spread was 3.58% both the first quarter of 1998 and 1997. Non-interest income increased $74,000 the first quarter of 1998 compared to 1997. This increase was due to increases in fee income and other non-interest income. Non-interest expense increased the first quarter of 1998 compared to the first quarter of 1997 by $181,000. This increase was due to increases in salaries and employee benefits and other non-interest operating expenses.

Financial Condition

         Total assets increased $8,832,000 the first quarter of 1998 compared to an increase of $1,451,000 the first quarter of 1997. Deposit growth was $10,980,000 the first quarter of 1998 and $3,096,000 the first quarter of 1997. This deposit growth both in 1998 and 1997 was primarily in Time Deposits. The investment portfolio was reduced by $5,927,000 the first quarter of 1998 and reduced by $5,034,000 the first quarter of 1997. These funds in 1998 were used to fund loan growth of $1,959,000, Federal Funds sold by $12,050,000 and the reduction of Federal Funds purchased of $4,550,000. During the first quarter of 1997 the deposit growth and the reduction of the investment portfolio was used to fund loan growth of $4,187,000 and the reduction of Federal Funds purchased by $5,000,000.

Future Operations

         Management has not planned and does not anticipate any significant changes in the nature or methods of operations of the Bank's ongoing business in the second quarter of 1998.

                         VIRGINIA FINANCIAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                               (000 Omitted)
                                                                         Three Months Ended March 31
                                                                1998                             1997
                                                  Average     Income/     Yield/    Average     Income/   Yield/
ASSETS                                            Balance     Expense      Rate     Balance     Expense    Rate
                                                 -----------  ---------  --------- -----------  --------  --------
Securities:
   Taxable                                         $ 92,863    $ 1,384     5.96%   $ 100,050   $ 1,480     5.92%
   Tax-exempt (1)                                    15,405        256     6.65%      16,709       281     6.73%
                                                 -----------  ---------  ------   -----------  --------  -------
         Total Securities                         $ 108,268    $ 1,640     6.06%   $ 116,759   $ 1,761     6.03%

Loans (net of earned income):
   Taxable                                          269,208      6,034     8.97%     237,273     5,255     8.86%
   Tax-Exempt (1)                                       339          5     5.90%         550         8     5.82%
                                                 -----------  ---------  -------  -----------  --------  -------
         Total Loans                                269,547      6,039     8.96%     237,823     5,263     8.85%
Fed Funds Sold and Repurchase Agreements              4,446         60     5.40%         650         9     5.54%
                                                 -----------  ---------  -------  -----------  --------  -------
         Total Earning Assets                       382,261      7,739     8.10%     355,232     7,033     7.92%
Less Allowance for Loan Losses                       (3,827)                          (3,079)
Total Nonearning Assets                              26,241                           22,314
                                                 -----------                      -----------
         Total Assets                             $ 404,675                        $ 374,467
                                                 ===========                      ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
         NOW Accounts                              $ 41,558      $ 285     2.74%    $ 39,898     $ 275     2.76%
         Money Market Savings                        58,263        564     3.87%      57,314       537     3.75%
         Regular Savings                             34,534        253     2.93%      36,456       269     2.95%
         Certificates of Deposit:
            Less than $100,000                      146,573      1,974     5.39%     125,811     1,662     5.28%
            $100,000 and More                        20,829        319     6.13%      21,303       294     5.52%
                                                 -----------  ---------  -------  -----------  --------  ------
Total Interest Bearing Deposits                     301,757      3,395     4.50%     280,782     3,037     4.3%

Fed Funds Purchased                                     568          8     5.63%       1,729        23     5.32%
Short Term Borrowings                                 5,613         74     5.27%       4,881        61     5.00%
                                                 -----------  ---------  -------  -----------  --------  ------
Total Interest Bearing Liabilities                  307,938      3,477     4.52%     287,392     3,121     4.34%

Noninterest Bearing Liabilities
         Demand Deposits                             52,572                           46,980
         Other Liabilities                            2,048                            1,716
                                                 -----------                      -----------
Total Liabilities                                   362,558                          336,088
Stockholders' Equity                                 42,117                           38,379
                                                 -----------                      -----------
Total Liabilities and Stockholders' Equity        $ 404,675                        $ 374,467

Net Interest Income                                              4,262                           3,912
Interest Rate Spread                                                       3.58%                           3.58%
Interest Expense as a Percent of Average
   Earning Assets                                                          3.64%                           3.51%
Net Interest Margin                                                        4.46%                           4.41%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1998

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Management has determined that market risk remains substantially the same as the amounts disclosed in the Corporation's Annual Report on Form 10-K.

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of March 31, 1998 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Virginia Financial Corporation's annual meeting of shareholders was held on Monday, April 27, 1998 at the Corporation's main banking facility in Staunton, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated _____________________ for the Corporation's Annual Meeting of Shareholders held April 27, 1998, filed with the Commission on ____________ __________.

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

                                      Virginia Financial Corporation
                                               (Registrant)



Date          May   12, 1998                /s/   Fred  D. Bowers
    ----------------------------       -----------------------------------------

                                      Fred D. Bowers, Secretary/Treasurer
                                          (Principal Accounting Officer and Duly
                                               Authorized Officer)