Form 10-Q
period 1998-06-30
VIRGINIA FINANCIAL CORP
filed 1998-08-10
CIK 1036070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                      Class: Common Stock, $5.00 par value
                   Outstanding as of July 15, 1998: 4,000,000

                         VIRGINIA FINANCIAL CORPORATION

                                     INDEX

                                                                            Page
No.
Part I.     Financial Information

      Item 1.     Financial Statements

                  Consolidated Statement of Income                             3


                  Consolidated Balance Sheet                                   5


                  Consolidated Statements of Cash Flows                        6


                  Consolidated Statements of Changes in Stockholders' Equity   8


                  Notes to Consolidated Financial Statements                   9


      Item 2.     Management's Discussion and Analysis of Results of          11
                  Operations and Financial Condition


Part II.    Other Information

      Item 1.     Legal Proceedings                                           14


      Item 4.     Submission of Matters to a Vote of Security Holders         14


      Item 6.     Exhibits and Reports on Form 8-K                            14


      Signature                                                               14

                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                             Three Months Ended
                                                             JUNE 30                                     JUNE 30
                                                               1998                                       1997
                                                       -------------------                       ------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         4,098                           $           3,642
   To Finance Agriculture & Farmers                                 77                                          71
   Commercial & Industrial                                         883                                         855
   Individuals for Household & Personal                            917                                         859
   Obligations of State & Political
     Tax-Exempt                                                      3                                           5

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,424                                       1,453
   State & Political-Taxable                                        37                                          18
   State & Political-Tax Exempt                                    194                                         173
   Other Domestic Debt Securities                                    0                                           3
    Equity Securities                                                5                                           0
Interest on Federal Funds Sold                                      78                                          18
                                                            -----------                                ------------
Total Interest Income                                            7,716                                       7,097

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    301                                         281
   Money Market Accounts                                           556                                         553
   Other Savings Deposits                                          259                                         272
   CD's of 100M or More                                            297                                         281
   All Other Time Deposits                                       2,039                                       1,683

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                          83                                          94
                                                            -----------                                ------------
Total Interest Expense                                           3,535                                       3,164
Net Interest Income                                              4,181                                       3,933
Provision for Loan Losses                                          170                                         238

Non-Interest Income:
   Fiduciary Income                                                312                                         201
   Service Charges on Deposit Accts.                               218                                         160
   Other Fee Income                                                399                                         255
   All Other Non-Interest Income                                    28                                          28
                                                            -----------                                ------------
Total Non-Interest Income                                          957                                         644
Realized Gain (Losses) on AFS Securities                             0                                           0
Non-Interest Expense:
  Salaries & Employee Benefits                                   1,471                                       1,383
  Expense of Premise & Fixed Assets                                283                                         284
  Other Non-Interest Expense                                       762                                         741
                                                            -----------                                ------------
Total Non-Interest Expense                                       2,516                                       2,408
Income Before Income Taxes                                       2,452                                       1,931
Applicable Income Taxes                                            776                                         603
                                                            -----------                                ------------
Net Income                                             $         1,676                           $           1,328
                                                            ===========                                ============
Per Share Data Net Income, Basic and Diluted *         $          0.42                           $            0.33
Cash Dividends *                                       $          0.15                           $            0.13

* Adjusted for 100% Stock Dividend,  December 1997
The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                                    Six Months Ended
                                                             JUNE 30                                     JUNE 30
                                                               1998                                       1997
                                                       -------------------                       ------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         8,265                           $           7,181
   To Finance Agriculture & Farmers                                147                                         137
   Commercial & Industrial                                       1,760                                       1,686
   Individuals for Household & Personal                          1,836                                       1,678
   Obligations of State & Political
     Tax-Exempt                                                      6                                          10

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              2,771                                       2,909
   State & Political-Taxable                                        74                                          39
   State & Political-Tax Exempt                                    363                                         358
   Other Domestic Debt Securities                                    0                                           7
    Equity Securities                                                5                                           0
Interest on Federal Funds Sold                                     139                                          27
                                                            -----------                                ------------
Total Interest Income                                           15,366                                      14,032

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    586                                         556
   Money Market Accounts                                         1,120                                       1,090
   Other Savings Deposits                                          512                                         540
   CD's of 100M or More                                            616                                         576
   All Other Time Deposits                                       4,013                                       3,345

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         165                                         178
                                                            -----------                                ------------
Total Interest Expense                                           7,012                                       6,285
Net Interest Income                                              8,354                                       7,747
Provision for Loan Losses                                          408                                         313

Non-Interest Income:
   Fiduciary Income                                                622                                         602
   Service Charges on Deposit Accts.                               435                                         311
   Other Fee Income                                                774                                         525
   All Other Non-Interest Income                                    53                                          59
                                                            -----------                                ------------
Total Non-Interest Income                                        1,884                                       1,497
Realized Gain (Losses) on AFS Securities                             0                                           0
Non-Interest Expense:
  Salaries & Employee Benefits                                   2,908                                       2,732
  Expense of Premise & Fixed Assets                                578                                         550
  Other Non-Interest Expense                                     1,494                                       1,409
                                                            -----------                                ------------
Total Non-Interest Expense                                       4,980                                       4,691
Income Before Income Taxes                                       4,850                                       4,240
Applicable Income Taxes                                          1,542                                       1,330
                                                            -----------                                ------------
Net Income                                             $         3,308                           $           2,910
                                                            ===========                                ============
Per Share Data Net Income, Basic and Diluted *         $          0.83                           $            0.73
Cash Dividends *                                       $          0.30                           $            0.27


*Adjusted for 100% Stock Dividend, December 1997
The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                           (IN THOUSANDS OF DOLLARS)

                                                          JUNE 30                                     DECEMBER 31
                                                            1998                                        1997
                                                         -----------                                 -----------
ASSETS
Cash & Due from Banks                                $       20,816                            $         14,684
Federal Funds Sold                                              475                                           0
Securities -
  U.S. Government                                            12,675                                      13,130
  U.S. Agencies                                              82,435                                      82,689
  Municipal Bonds                                            20,694                                      17,590
  Equity Securities                                           1,281                                           0
                                                         -----------                                 -----------
     Total Securities                                       117,085                                     113,409

Loans
   Secured by Real Estate                                   186,586                                     188,667
   To Finance Agriculture & Farmers                           2,732                                       2,726
   Commercial & Industrial                                   33,854                                      34,434
   Individuals for Household & Personal                      43,399                                      42,955
   Obligations of State & Political
   Tax Exempt                                                   268                                         373
   Other Loans                                                  322                                         426
                                                         -----------                                 -----------
     Total Loans                                            267,161                                     269,581
Less Reserve for
  Loan Losses                                                (3,547)                                     (3,752)
                                                         -----------                                 -----------
     Net Loans                                              263,614                                     265,829

Bank Premises and Equipment                                   4,940                                       4,794
Deposit Intangibles                                             254                                         266
Other Assets                                                  5,405                                       5,017
                                                         -----------                                 -----------
     Total Assets                                    $      412,589                            $        403,999
                                                         ===========                                 ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                             $       56,147                            $         54,457
  NOW Accounts                                               41,103                                      42,897
  Money Market Checking                                      59,068                                      57,950
  Savings                                                    35,513                                      35,472
  Time Deposits                                             169,432                                     161,391
                                                         -----------                                 -----------
     Total Deposits                                         361,263                                     352,167


Securities Sold Under
  Agmt. to Repurchase                                         6,165                                       4,960
Federal Funds Purchased                                           0                                       4,550
Other Liabilities                                             1,723                                         987

Stockholders' Equity
  Capital Stock                                              20,000                                      20,000
  Surplus                                                    13,554                                      13,554
  Unrealized Gain (Loss) on AFS Securities                      150                                         155
  Undivided Profits                                           9,734                                       7,626
                                                         -----------                                 -----------
     Total Equity                                            43,438                                      41,335
                                                         -----------                                 -----------
     Total Liabilities
     and Capital                                     $      412,589                            $        403,999
                                                         ===========                                 ===========

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                  Six Months Ended
                                                          JUNE 30                                     JUNE 30
                                                            1998                                        1997
                                                         -----------                                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $       15,227                            $         13,952
Fees and other non-interest income                            1,872                                       1,484
Interest paid                                                (6,738)                                     (6,343)
Cash paid to suppliers and employees                         (4,301)                                     (4,191)
Income taxes paid                                            (1,703)                                     (1,455)
                                                         -----------                                 -----------

  Net cash provided by operating activities          $        4,357                            $          3,447
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     27,380                                      11,505
Proceeds from sales of securities                                 0                                           0
Purchases of securities                                     (31,048)                                     (5,750)
Net (increase) decrease in loans                              1,806                                     (13,140)
Proceeds from sale of equipment                                   1                                           3
Capital expenditures                                           (409)                                       (264)
Purchase of other assets                                        (31)                                        (70)
                                                         -----------                                 -----------

Net cash used in investing activities                $       (2,301)                           $         (7,716)
                                                         -----------                                 -----------

Net cash provided by financing activities

Net increase in certificates of deposit                       8,040                                      23,487
Net increase (decrease) in demand & savings deposits          1,056                                      (6,866)
Net increase (decrease) in federal funds purchased           (4,550)                                     (5,000)
Net increase (decrease) in securities sold
    under repurchase agreements                               1,205                                       3,405
Dividends paid                                               (1,200)                                     (1,080)
                                                         -----------                                 -----------

Net cash provided by financing activities            $        4,551                            $         13,946
                                                         -----------                                 -----------

Net increase in cash and cash equivalents                     6,607                                       9,677

Cash and cash equivalents at beginning of year               14,684                                      16,287
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       21,291                            $         25,964
                                                         ===========                                 ===========

                         VIRGINIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (IN THOUSANDS OF DOLLARS)

                                                                                Six Months Ended
                                                          JUNE 30                                   JUNE 30
                                                            1998                                     1997
                                                         -----------                               ----------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                           $        3,308                          $         2,910
                                                         -----------                               ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                262                                      249
    Provision for loan losses                                   408                                      313
    (Gain) Loss on sale of equipment                              0                                        0
    Realized Gains on available for sale securities               0                                        0
    Increase (decrease) in taxes payable                        (61)                                      (9)
    (Increase) decrease in interest receivable                 (117)                                     (85)
    Increase (Decrease) in interest payable                     274                                      (58)
    (Increase) in prepaid expenses                             (269)                                    (375)
    Increase in accrued expenses                                529                                      427
    Amortization and accretion                                   41                                       60
    Increase (Decrease) in deferred income                       (6)                                       1
    (Increase) decrease in fees receivable                      (12)                                      14
                                                         -----------                               ----------

Total Adjustments                                    $        1,049                          $           537
                                                         -----------                               ----------

Net cash provided by operating activities            $        4,357                          $         3,447
                                                         ===========                               ==========

Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                                           Accumulated
                                                                             other
                              Common                        Comprehensive  Comprehensive    Retained
                               Stock         Surplus        Income          Income          Earnings
                              ------         -------        -------------  -------------    --------
Balances, December 31, 1996     10,000         13,554                            (91)          14,111

Comprehensive Income:
    Net income                                                 2,910                            2,910
Other comprehensive income
     net of tax
         Unrealized loss on
          available for sale
          securities                                             (29)            (29)
                                                           ----------

          Total comprehensive
           income                                              2,881
                                                           ==========

Cash dividends                                                                                 (1,080)
                             ----------     ----------                     ----------       ----------

Balances, June 30, 1997         10,000         13,554                           (120)          15,941
                             ==========     ==========                     ==========       ==========


                                                                           Accumulated
                                                                             other
                              Common                        Comprehensive  Comprehensive    Retained
                               Stock         Surplus        Income          Income          Earnings
                              ------         -------        -------------  -------------    --------
Balances, December 31, 1997     20,000         13,554                            155            7,626

Comprehensive Income:
    Net income                                                 3,308                            3,308
Other comprehensive income
     net of tax
         Unrealized loss on
          available for sale
          securities                                              (5)             (5)
                                                           ----------

          Total comprehensive
           income                                              3,303
                                                           ==========

Cash dividends                                                                                 (1,200)
                             ----------     ----------                     ----------       ----------

Balances, June 30, 1998         20,000         13,554                            150            9,734
                             ==========     ==========                     ==========       ==========

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants for the second quarter of 1998. The balance sheet at December 31, 1997 has been audited by independent accountants.

Note 2. Securities as of June 30, 1998 and December 31, 1997 are summarized below.


                                                                               (000 Omitted)
                                                    June 30, 1998                              December 31, 1997
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
                                          ----       ------     -----------        ----       ------     -----------
Securities Available for Sale

        U.S. Treasury Securities         $ 12,580    $ 12,675          $ 95       $ 13,025    $ 13,130        $ 105
        U.S. Agency Securities             52,139      52,269           130         42,899      43,029          130
        Obligations of State and
           Political Subdivisions           1,048       1,051             3              0           0            0
        Other Securities                        0           0             0              0           0            0
                                       -----------  ----------  ------------     ----------  ----------  -----------
Total Securities Available for Sale      $ 65,767    $ 65,995         $ 228       $ 55,924    $ 56,159        $ 235



Securities Held to Maturity

        U.S. Treasury Securities              $ 0         $ 0           $ 0            $ 0         $ 0          $ 0
        U.S. Agency Securities             30,166      30,203            37         39,660      39,604          (56)
        Obligations of State and
           Political Subdivisions          19,643      19,810           167         17,590      17,762          172
        Other Securities                    1,281       1,281             0              0           0            0
                                       -----------  ----------  ------------     ----------  ----------  -----------
Total Securities Held to Maturity        $ 51,090    $ 51,294         $ 204       $ 57,250    $ 57,366        $ 116

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                        June 30, 1998        December 31, 1997
                                                        -------------        -----------------
Real Estate Loans:
  Construction and Land Development                          18,248              20,183
  Secured by Farm Land                                        1,140               1,316
  Secured by 1-4 Family residential                         121,888             128,130
  Other Real Estate Loans                                    45,310              39,037
Loans to Farmers (Except Those Secured by Real Estate)        2,732               2,725
Commercial and Industrial Loans
      (Except Those Secured by Real Estate)                  33,854              34,434
Loans to Individuals for Personal Expenditures               43,776              43,364
All Other Loans                                                 590                 799
                                                        ------------        ------------
      Total Loans                                           267,538             269,988
Less Unearned Income Reflected in Loans                         377                 406
                                                        ------------        ------------
      Loans, Net of Unearned Income                         267,161             269,582
                                                        ============        ============

The Bank had loans in a Nonaccrual category of $813 on December 31, 1997 and $804 on June 30, 1998



Note 4.     Allowance for Loan Losses

Analysis of the Allowance for Loan Losses

                                            For the Six Months Ended

                                        June 30, 1998       June 30, 1997
                                        -------------       -------------
Balance at Beginning of Period                3,753               3,039

Charge-Offs                                    (637)                (75)

Recoveries                                       23                  25
                                        ------------        ------------

Net Charge-Offs                                (614)                (50)

Provision for Loan Losses                       408                 313
                                        ------------        ------------

Balance at End of Period                      3,547               3,302
                                        ============        ============

                         VIRGINIA FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     New Accounting Pronouncements

      Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full of general purpose financial statements. Financial statements for prior periods have been restated as required.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net income for the second quarter of 1998 was $1,676,000 compared to $1,328,000 for the second quarter of 1997. This represents an increase of $348,000 or 26.2%. Net income for the first six months of 1998 compared to the first six months of 1997 increased by $398,000 or 13.68%. Net interest income for the second quarter of 1998 compared to the second quarter of 1997 increased by $248,000 or 6.31%. The interest spread for the first six months of 1998 was 3.52% compared to 3.60% for the same period of 1997. Non-interest income for the first six months of 1998 compared to the first six months of 1997 increased $387,000 or 25.83% and comparing the second quarter of 1998 to the second quarter of 1997 increased by $313,000 or 48.60%. These increases were in fiduciary income, service charges on deposit accounts and other fee income. Other fee income increases were due to fee income produced by secondary mortgage activity and sales of non-FDIC insured products. Non-interest expenses for the first six months of 1998 compared to the first six months of 1997 increased $288,000 or 6.14%, and increased the second quarter of 1998 compared to 1997 by $108,000 or 4.49%. These increases represent increases in salary levels, employee benefits, fixed assets and general operating expenses.

Financial Condition

      Total assets the second quarter of 1998 decreased by $242,000 or 0.06% compared to an increase the second quarter of 1997 of $15,736,000 or 4.16%. Assets the first six months of 1998 increased $8,590,000 or 2.13% compared to an increase of $17,888,000 or 4.56% the first six months of 1997. The increases in 1997 and 1998 were primarily in the time deposit area and was used to fund loan growth.

Future Operations

      Management has not planned and does not anticipate any significant changes in the nature or methods of operations of the Bank's ongoing business in the third quarter of 1998.

New Accounting Pronouncements

      In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

Restatement of disclosures for earlier periods is required. This Statement is effective for the company's financial statements for the year ended December 31, 1998.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives of the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting tandard as required by January 1, 2000.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal use software costs once certain criteria are met. This statement is not expected to have a material impact on the Company's financial statements.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for the fiscal year 1999 financial statements. This statement is not expected to have a material impact on the Company's financial statements.

      The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software are provided by a service bureau. In 1997, the Bank initiated a review and assessment of all of its computer hardware and software to confirm that it will function properly in the year 2000.

      The service bureau has indicated the processing system is year 2000 compliant. The majority of the Bank's vendors have been contacted and have indicated that their hardware/software will be year 2000 compliant. Testing will continue to be performed on all systems and hardware for compliance. While there may be additional compliance expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Bank's consolidated financial statements.

      Bank management recognizes the potential credit risk within its commercial portfolio for Year 2000 noncompliance. Accordingly, Bank officers are contacting all commercial credit customers with relationships greater than $100,000 to verify that they are currently Year 2000 compliant or that they have a plan to become compliant.

                         VIRGINIA FINANCIAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                                    (000 Omitted)
                                                                                   Six Months Ended June 30
                                                                1998                                  1997
                                                  Average     Income/     Yield/         Average     Income/   Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense    Rate
                                                 -----------  ---------  ----------     -----------  --------  --------
Securities:
   Taxable                                         $ 95,924    $ 2,849       5.94%    $ 99,594   $ 2,955         5.93%
   Tax-exempt (1)                                    16,486        550       6.67%      16,166       543         6.72%
                                                 -----------  ---------  ----------     -----------  --------  --------
         Total Securities                         $ 112,410    $ 3,399       6.05%       $ 115,760   $ 3,498     6.04%

Loans (net of earned income):
   Taxable                                          269,342     12,008       8.92%         239,907    10,681     8.90%
   Tax-Exempt (1)                                       313         10       6.39%             523        16     6.12%
                                                 -----------  ---------  ----------     -----------  --------  --------
         Total Loans                                269,655     12,018       8.91%         240,430    10,697     8.90%
Fed Funds Sold and Repurchase Agreements              5,128        139       5.42%           1,011        27     5.34%
                                                 -----------  ---------  ----------     -----------  --------  --------
         Total Earning Assets                       387,193     15,556       8.04%         357,201    14,222     7.96%
Less Allowance for Loan Losses                       (3,846)                                (3,118)
Total Nonearning Assets                              25,925                                 23,100
                                                 -----------                            -----------
         Total Assets                             $ 409,272                              $ 377,183
                                                 ===========                            ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
         NOW Accounts                              $ 42,426      $ 586       2.76%        $ 40,145     $ 556     2.77%
         Money Market Savings                        57,933      1,120       3.87%          57,683     1,090     3.78%
         Regular Savings                             34,745        512       2.95%          36,604       540     2.95%
         Certificates of Deposit:
            Less than $100,000                      146,267      4,013       5.49%         126,162     3,345     5.30%
            $100,000 and More                        22,560        616       5.46%          20,689       576     5.57%
                                                 -----------  ---------  ----------     -----------  --------  --------
Total Interest Bearing Deposits                     303,931      6,847       4.51%         281,283     6,107     4.34%

Fed Funds Purchased                                     313         10       6.39%           1,673        47     5.62%
Short Term Borrowings                                 5,892        155       5.26%           5,102       131     5.14%
                                                 -----------  ---------  ----------     -----------  --------  --------
Total Interest Bearing Liabilities                  310,136      7,012       4.52%         288,058     6,285     4.36%

Noninterest Bearing Liabilities
         Demand Deposits                             54,265                                 48,362
         Other Liabilities                            2,253                                  1,923
                                                 -----------                            -----------
Total Liabilities                                   366,654                                338,343
Stockholders' Equity                                 42,618                                 38,840
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 409,272                              $ 377,183

Net Interest Income                                            $ 8,544                               $ 7,937
Interest Rate Spread                                                         3.52%                               3.60%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.57%                               3.52%
Net Interest Margin                                                          4.42%                               4.44%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1998

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of June 30, 1998 neither the corporation nor the bank was a party to any legal proceedings.

ITEM 2. NOT APPLICABLE

ITEM 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Virginia Financial Corporation's annual meeting of shareholders was held on Monday, April 27, 1998 at the Corporation's main banking facility in Staunton, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated March 27, 1998 for the Corporation's Annual Meeting of Shareholders held April 27, 1998, filed with the Commission on March 27, 1998.

      Two items were submitted to the shareholders to be voted upon: (1) To elect directors of the company and (2) to ratify the appointment of Yount, Hyde & Barbour, P.C. Certified Public Accountants, as independent outside auditors for the year ending December 31, 1998.

            The votes cast for or against for the two items were as follows:
                  (1)  Election of Directors of the company.

                        Name                    For              Against
                        ----                    ---              -------

                     Lee S. Baker            3,135,533            8,180
                     Benham M. Black         3,111,533           32,180
                     Harry V. Boney, Jr.     3,141,059            2,654
                     William P. Heath, Jr.   3,121,299           22,414
                     Jan S. Hoover           3,138,039            5,674
                     Martin F. Lightsey      3,141,879            1,834
                     James S. Quarforth      3,121,767           21,946

                  (2) Ratification of Yount, Hyde & Barbour P.C. Certified
                      Public Accountants.


                               For           Against
                               ---           -------
                            3,143,555         158

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Virginia Financial Corporation
                                          (Registrant)

Date     August 12, 1998                    /s/    Fred D.  Bowers
    -------------------------------        --------------------------------
                                          Fred D. Bowers, Secretary/Treasurer
                                          (Principal Accounting Officer and Duly
                                                  Authorized Officer)