Form 10-Q
period 1998-09-30
VIRGINIA FINANCIAL CORP
filed 1998-11-12
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                      Class: Common Stock, $5.00 par value
                  Outstanding as of October 31, 1998: 4,000,000

================================================================================


                                           VIRGINIA FINANCIAL CORPORATION

                                                        INDEX

                                                                                       Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Income                                        3

                  Consolidated Balance Sheets                                              5

                  Consolidated Statements of Cash Flows                                    6

                  Consolidated Statements of Changes in Stockholders' Equity               8

                  Notes to Consolidated Financial Statements                               9

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                 11

Part II. Other Information

         Item 1.  Legal Proceedings                                                       15

         Item 4.  Submission of Matters to a Vote of Security Holders                     15

         Item 6.  Exhibits and Reports on Form 8-K                                        15

         Signature                                                                        15




                                             VIRGINIA FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                                                            Three Months Ended
                                                            SEPTEMBER 30                              SEPTEMBER 30
                                                               1998                                        1997
                                                       -------------------                        -------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         4,138                            $          3,850
   To Finance Agriculture & Farmers                                 79                                          71
   Commercial & Industrial                                         859                                         821
   Individuals for Household & Personal                            944                                         889
   Obligations of State & Political
     Tax-Exempt                                                      3                                           5

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,381                                       1,503
   State & Political-Taxable                                        25                                          26
   State & Political-Tax Exempt                                    250                                         168
   Other Domestic Debt Securities                                    0                                           1
   Equity Securities                                                74
Interest on Federal Funds Sold                                     125                                          78
                                                            -----------                                 -----------
Total Interest Income                                            7,878                                       7,412

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    293                                         272
   Money Market Accounts                                           588                                         538
   Other Savings Deposits                                          266                                         258
   CD's of 100M or More                                            344                                         331
   All Other Time Deposits                                       2,002                                       2,047

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         121                                          70
                                                            -----------                                 -----------
Total Interest Expense                                           3,614                                       3,516
Net Interest Income                                              4,264                                       3,896
Provision for Loan Losses                                          604                                         247

Non-Interest Income:
   Fiduciary Income                                                296                                         234
   Service Charges on Deposit Accts.                               302                                         167
   Other Fee Income                                                366                                         281
   All Other Non-Interest Income                                    20                                          33
                                                            -----------                                 -----------
Total Non-Interest Income                                          984                                         715
Realized Gain (Losses) on AFS Securities                             0                                           0
Non-Interest Expense:
  Salaries & Employee Benefits                                   1,408                                       1,475
  Expense of Premise & Fixed Assets                                315                                         273
  Other Non-Interest Expense                                       809                                         721
                                                            -----------                                 -----------
Total Non-Interest Expense                                       2,532                                       2,469
Income Before Income Taxes                                       2,112                                       1,895
Applicable Income Taxes                                            646                                         592
                                                            -----------                                 -----------
Net Income                                             $         1,466                            $          1,303
                                                            ===========                                 ===========
Per Share Data Net Income, basic and diluted *         $          0.37                            $           0.33
Cash Dividends*                                        $          0.15                            $           0.14

* Adjusted for 100% Stock Dividend, December 1997 The accompanying notes are an integral part of these statements

                                             VIRGINIA FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                                                          Nine Months Ended
                                                         SEPTEMBER 30                               SEPTEMBER 30
                                                            1998                                        1997
                                                       -------------------                        -------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                            $       12,403                            $         11,031
   To Finance Agriculture & Farmers                             226                                         208
   Commercial & Industrial                                    2,619                                       2,507
   Individuals for Household & Personal                       2,780                                       2,567
   Obligations of State & Political
     Tax-Exempt                                                   9                                          15

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                           4,152                                       4,412
   State & Political-Taxable                                     99                                          65
   State & Political-Tax Exempt                                 613                                         526
   Other Domestic Debt Securities                                 0                                           8
   Equity Securities                                             79
Interest on Federal Funds Sold                                  264                                         105
                                                         -----------                                 -----------
Total Interest Income                                        23,244                                      21,444

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                 879                                         828
   Money Market Accounts                                      1,708                                       1,628
   Other Savings Deposits                                       778                                         798
   CD's of 100M or More                                         960                                         907
   All Other Time Deposits                                    6,015                                       5,392

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                      286                                         248
                                                         -----------                                 -----------
Total Interest Expense                                       10,626                                       9,801
Net Interest Income                                          12,618                                      11,643
Provision for Loan Losses                                     1,012                                         560

Non-Interest Income:
   Fiduciary Income                                             918                                         836
   Service Charges on Deposit Accts.                            737                                         478
   Other Fee Income                                           1,140                                         806
   All Other Non-Interest Income                                 73                                          92
                                                         -----------                                 -----------
Total Non-Interest Income                                     2,868                                       2,212
Realized Gain (Losses) on AFS Securities                          0                                           0
Non-Interest Expense:
  Salaries & Employee Benefits                                4,316                                       4,207
  Expense of Premise & Fixed Assets                             893                                         823
  Other Non-Interest Expense                                  2,303                                       2,130
                                                         -----------                                 -----------
Total Non-Interest Expense                                    7,512                                       7,160
Income Before Income Taxes                                    6,962                                       6,135
Applicable Income Taxes                                       2,188                                       1,922
                                                         -----------                                 -----------
Net Income                                           $        4,774                            $          4,213
                                                         ===========                                 ===========
Per Share Data Net Income , basic and diluted*       $         1.19                            $           1.05
Cash Dividends *                                     $         0.45                            $           0.41

* Adjusted for 100% Stock Dividend, December 1997 The accompanying notes are an integral part of these statements

                                             VIRGINIA FINANCIAL CORPORATION
                                               CONSOLIDATED BALANCE SHEETS

                                                (IN THOUSANDS OF DOLLARS)
                                                         SEPTEMBER 30                                DECEMBER 31
                                                            1998                                        1997
                                                         -----------                                 -----------
ASSETS
Cash & Due from Banks                                $       15,925                            $         14,684
Federal Funds Sold                                            3,200                                           0
Securities -
  U.S. Government                                            11,800                                      13,130
  U.S. Agencies                                              79,124                                      82,689
  Municipal Bonds                                            26,624                                      17,590
  Equity Securities                                           5,028                                           0
                                                         -----------                                 -----------
     Total Securities                                       122,576                                     113,409

Loans
   Secured by Real Estate                                   186,809                                     188,667
   To Finance Agriculture & Farmers                           2,616                                       2,726
   Commercial & Industrial                                   36,895                                      34,434
   Individuals for Household & Personal                      43,155                                      42,955
   Obligations of State & Political
   Tax Exempt                                                   216                                         373
   Other Loans                                                  192                                         426
                                                         -----------                                 -----------
     Total Loans                                            269,883                                     269,581
Less Reserve for
  Loan Losses                                                (3,138)                                     (3,752)
                                                         -----------                                 -----------
     Net Loans                                              266,745                                     265,829

Bank Premises and Equipment                                   5,348                                       4,794
Deposit Intangibles                                             248                                         266
Other Assets                                                  5,199                                       5,017
                                                         -----------                                 -----------
     Total Assets                                    $      419,241                            $        403,999
                                                         ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                                             $       56,886                            $         54,457
  NOW Accounts                                               41,627                                      42,897
  Money Market Checking                                      59,365                                      57,950
  Savings                                                    36,058                                      35,472
  Time Deposits                                             168,781                                     161,391
                                                         -----------                                 -----------
     Total Deposits                                         362,717                                     352,167

Securities Sold Under
  Agmt. to Repurchase                                        10,056                                       4,960
Federal Funds Purchased                                           0                                       4,550
Other Liabilities                                             1,567                                         987

Stockholders' Equity
  Capital Stock                                              20,000                                      20,000
  Surplus                                                    13,554                                      13,554
  Accumulated Other Comprehensive Income                        747                                         155
  Undivided Profits                                          10,600                                       7,626
                                                         -----------                                 -----------
     Total Stockholders' Equity                              44,901                                      41,335
                                                         -----------                                 -----------
     Total Liabilities
     and Stockholders' Equity                        $      419,241                            $        403,999
                                                         ===========                                 ===========

The accompanying notes are an integral part of these statements



                                             VIRGINIA FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS OF DOLLARS)
                                                                           Nine Months Ended
                                                         SEPTEMBER 30                               SEPTEMBER 30
                                                            1998                                        1997
                                                         -----------                                 -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $       22,934                            $         21,267
Fees and other non-interest income                            2,853                                       2,169
Interest paid                                               (10,513)                                     (9,898)
Cash paid to suppliers and employees                         (6,546)                                     (6,072)
Income taxes paid                                            (2,294)                                     (2,123)
                                                         -----------                                 -----------

  Net cash provided by operating activities          $        6,434                            $          5,343
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     42,020                                      18,765
Proceeds from sales of securities                             3,745                                           0
Purchases of securities                                     (53,976)                                    (17,581)
Net increase in loans                                        (1,928)                                    (21,115)
Proceeds from sale of equipment                                   1                                           8
Capital expenditures                                           (967)                                       (584)
Purchase of other assets                                       (164)                                        (70)
Improvements of other real estate                               -21                                           0
                                                         -----------                                 -----------

Net cash used in investing activities                $      (11,290)                           $        (20,577)
                                                         -----------                                 -----------

Cash flows from financing activities

Net increase in certificates of deposit                       7,390                                      18,314
Net increase in demand deposits                               3,160                                       4,543
Net (decrease) in federal funds purchased                    (4,550)                                     (5,000)
Net increase in repurchase agreements                         5,096                                       1,350
Dividends paid                                               (1,800)                                     (1,620)
                                                         -----------                                 -----------

Net cash provided by  financing activities           $        9,296                            $         17,587
                                                         -----------                                 -----------

Net increase in cash and cash equivalents                     4,440                                       2,353

Cash and cash equivalents at beginning of year               14,685                                      16,287
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       19,125                            $         18,640
                                                         ===========                                 ===========


                                             VIRGINIA FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                (IN THOUSANDS OF DOLLARS)
                                                                            Nine Months Ended
                                                         SEPTEMBER 30                             SEPTEMBER 30
                                                            1998                                      1997
                                                         -----------                               ----------

Reconciliation of net income to net cash provided by operating activities

Net income                                           $        4,774                          $         4,213
                                                         -----------                               ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                412                                      382
    Provision for loan losses                                 1,012                                      560
   (Gain) Loss on sale of equipment                               0                                       (4)
   Realized Gains on available for sale securities                0                                        0
    Decrease in taxes payable                                   (61)                                      (9)
    Increase in interest receivable                            (243)                                    (188)
    Increase (Decrease) in interest payable                     113                                      (97)
    Increase in prepaid expenses                               (117)                                    (262)
    Increase in accrued expenses                                536                                      664
    Amortization and accretion                                   30                                       92
    Increase (Decrease) in deferred interest                     (8)                                       4
    Increase in fees receivable                                 (14)                                     (12)
                                                         -----------                               ----------

Total Adjustments                                    $        1,660                          $         1,130
                                                         -----------                               ----------

Net cash provided by operating activities            $        6,434                          $         5,343
                                                         ===========                               ==========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans              0                                      258


The accompanying notes are an integral part of these statements


                                             VIRGINIA FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                                (IN THOUSANDS OF DOLLARS)

                                                                            Accumulated
                                                                              other
                                                           Comprehensive   Comprehensive   Retained
                              Common Stock   Surplus          Income          Income       Earnings
                              ------------   -------          ------          ------       --------


Balances, December 31, 1996     10,000         13,554                           (91)          14,111

Comprehensive Income:
     Net Income                                                4,213                           4,213
Other Comprehensive Income:
       Net of Tax
              Unrealized loss on
                available for sale
                 securities                                      159            159
                                                           ----------


                  Total comprehensive
                      income                                   4,372
                                                           ==========

Cash Dividends                                                                                (1,620)
                             ----------     ----------                    ----------       ----------

Balances, September 30, 1997    10,000         13,554                            68           16,704
                             ==========     ==========                    ==========       ==========



                                                                            Accumulated
                                                                              other
                                                           Comprehensive   Comprehensive   Retained
                              Common Stock   Surplus          Income          Income       Earnings
                              ------------   -------          ------          ------       --------


Balances, December 31, 1997     20,000         13,554                           155            7,626

Comprehensive Income:
     Net Income                                                4,774                           4,774
Other Comprehensive Income:
       Net of Tax
              Unrealized loss on
                available for sale
                 securities                                      592            592
                                                           ----------


                  Total comprehensive
                      income                                   5,366
                                                           ==========

Cash Dividends                                                                                (1,800)
                             ----------     ----------                    ----------       ----------

Balances, September 30, 1998    20,000         13,554                           747           10,600
                             ==========     ==========                    ==========       ==========

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation


           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of Virginia Financial Corporation's management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

           These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Virginia Financial Corporation Annual Report and Form 10-K for the year ended December 31, 1997.

           The consolidated financial statements include the accounts of the Company and its subsidiary, with all significant intercompany transactions being eliminated in consolidation.



Note 2. Securities as of September 30, 1998 and December 31, 1997 are summarized below.

                                                                            (000 Omitted)
                                               September 30, 1998                  December 31, 1997
                                                               Unrealized                           Unrealized
                                         Book       Market     Gain (Loss)      Book      Market    Gain (Loss)
                                         ----       ------     -----------      ----      ------    -----------
Securities Available for Sale
        U.S. Treasury Securities         $11,630     $11,800        $170       $13,025    $13,130        $105
        U.S. Agency Securities            53,663      54,444         781        42,899     43,029         130
        Obligations of State and
           Political Subdivisions          6,949       7,130         181             0          0           0
        Other Securities                   5,028       5,028           0             0          0           0
                                      -----------  ----------  ----------     ---------  ---------  ----------
Total Securities Available for Sale     $ 77,270    $ 78,402     $ 1,132       $55,924    $56,159        $235



Securities Held to Maturity

        U.S. Agency Securities           $24,680     $24,824        $144       $39,660    $39,604        ($56)
        Obligations of State and
           Political Subdivisions         19,494      19,927         433        17,590     17,762         172
                                      -----------  ----------  ----------     ---------  ---------  ----------
Total Securities Held to Maturity        $44,174     $44,751        $577       $57,250    $57,366        $116

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3. The consolidated  loan portfolio,  stated at face amount, is composed of the following:
                                                                            (000 Omitted)
                                                                 September 30, 1998   December 31, 1997
                                                                 ------------------   -----------------
             Real Estate Loans:
               Construction and Land Development                        $18,238             $20,183
               Secured by Farm Land                                       1,204               1,316
               Secured by 1-4 Family residential                        113,987             128,130
               Other Real Estate Loans                                   53,593              39,037
             Loans to Farmers (Except Those Secured by Real Estate)       2,616               2,725
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 36,895              34,434
             Loans to Individuals for Personal Expenditures              43,315              43,364
             All Other Loans                                                408                 799
                                                                    ------------        ------------
                   Total Loans                                         $270,256            $269,988
             Less Unearned Income Reflected in Loans                        373                 406
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                       $269,883            $269,582
                                                                    ============        ============

The Bank had loans in a Nonaccrual category of $813 on December 31, 1997 and $1,480 on September 30, 1998.


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses
                                                                              (000 Omitted)
                                                                        For the Nine Months Ended

                                                                  September 30, 1998  September 30, 1997
                                                                  ------------------  ------------------
             Balance at Beginning of Period                               3,753               3,039

             Charge-Offs                                                 (1,670)               (122)

             Recoveries                                                      43                  28
                                                                    ------------        ------------

             Net Charge-Offs                                             (1,627)                (94)

             Provision for Loan Losses                                    1,012                 560
                                                                    ------------        ------------

             Balance at End of Period                                     3,138               3,505
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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net income the third quarter of 1998 was $1,466,000 compared to $1,303,000 the third quarter of 1997. This represents an increase of $163,000 or 12.51%. Net income for the first nine months of 1998 was $4,774,000 compared to $4,213,000 the first nine months of 1997. This represents an increase of $561,000 or 13.32%. Net interest income increased by $368,000 or 9.45% for the third quarter of 1998 compared to the third quarter of 1997. The first nine months of 1998 net interest income increased by $975,000 or 8.37% compared to 1997. The net interest spread was 3.53% for the first nine months of 1998 compared to 3.52% for the first nine months of 1997. Non-interest income increased $656,000 or 29.66% in 1998 compared to 1997. Increases were experienced in fiduciary income, service charges on deposit accounts and in other fees and non-interest income. Comparing the third quarter of 1998 to 1997 increases were experienced in these same accounts. These increases were primarily from secondary mortgage activity and service charges on deposit accounts. Non-interest expenses increased the first nine months of 1998 by $352,000 or 4.92% compared to 1997. The third quarter non-interest expense increased by $63,000 or 2.55% compared to the third quarter of 1997. The provision for loan losses for the first nine months of 1998 compared to 1997 increased by $452,000 or 80.71%. The provision for loan losses increased the third quarter of 1998 compared to 1997 by $357,000 or 144.53%. This increase in the provision for loan losses was necessary due to problems identified in a group of interrelated credits in one loan officers loan portfolio.

Financial Condition

         Total assets increased the first nine months of 1998 by $15,242,000 or 3.77% compared to an increase of $26,886,000 or 7.13% for the first nine months of 1997. Total assets increased the third quarter of 1998 by $6,652,000 or 1.61%. Deposit growth the first nine months of 1998 was $10,550,000 or 3.00%. Repurchase agreements increased by $5,096,000. This growth funded an increase in the investment portfolio of $9,167,000 and $916,000 in the loan portfolio. Also at quarter end, Federal Funds sold were $3,200,000. Loan growth during 1998 has been modest due to the lower interest rates being offered in the market place, and most noticeably, lower rates being offered by the fixed rate secondary mortgage market. Deposit growth continues to be primarily in the area of time deposits.

Future Operations

         Effective October 1, 1998, the Bank opened an office at 375 North Mason Street in Harrisonburg, Virginia. This office provides a full range of banking services to the Harrisonburg area. Also, the Bank began construction of a 3,600 square foot office at 100 Lucy Lane in Waynesboro, Virginia. The Lucy Lane office is expected to be open for business in March, 1999. During the fourth quarter of 1998, the Bank will begin construction of a 3,600 square foot office to be located at 1197 North Lee Highway in Lexington, Virginia. The completion date for the Lexington office is expected to be May, 1999. These expansions will give Planters Bank a presence in the Harrisonburg and Lexington, Virginia markets. The Waynesboro office will relieve the over flow at the present Waynesboro locations, in addition to serving the Southern portion of Waynesboro.

New Accounting Pronouncements

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

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

Year 2000 Matters

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

         Additionally, many of the Bank's security systems, such as vaults, alarms and other functional equipment, have been identified as potential sources of Year 2000 problems and are in the process of being tested with the help of the manufacturers to confirm Year 2000 compliance.

         The Company's total cost of achieving Year 2000 compliance is not expected to exceed $50,000, excluding normal hardware and software upgrades and replacements. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the availability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

         While the Company believes that it is taking the necessary steps to resolve its Year 2000 issues in a timely manner, there can be no assurance that there will be no Year 2000 problems. If any such problems occur, the Company will work to solve them as quickly as possible. At present, the Company does not expect that any such problems will have a material adverse effect on its business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         There have been no significant changes from the quantitative and qualitative disclosures about market risk made in the December 31, 1997 Form 10-K.

                                              VIRGINIA FINANCIAL CORPORATION
                                  AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
                                                                           (000 Omitted)
                                                                    Nine Months Ended September 30
                                                                1998                                   1997
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                         $ 96,348    $ 4,330       5.99%       $ 100,501    $ 4,484     5.95%
   Tax-exempt (1)                                    18,172        929       6.82%          15,808        798     6.73%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                           114,520      5,259       6.12%         116,309      5,282     6.06%

Loans (net of earned income):
   Taxable                                          268,304     18,029       8.96%         243,689     16,313     8.93%
   Tax-Exempt (1)                                       287         13       6.04%             497         23     6.17%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                268,591     18,042       8.96%         244,186     16,336     8.92%
Fed Funds Sold and Repurchase Agreements              6,386        263       5.49%           2,530        105     5.53%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       389,497     23,564       8.07%         363,025     21,723     7.98%
Less Allowance for Loan Losses                       (3,138)                                (3,217)
Total Nonearning Assets                              26,201                                 23,645
                                                 -----------                            -----------
         Total Assets                              $412,560                               $383,453
                                                 ===========                            ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
         NOW Accounts                               $42,286       $879       2.77%         $39,677       $828     2.78%
         Money Market Savings                        58,856      1,708       3.87%          56,957      1,628     3.81%
         Regular Savings                             34,995        778       2.96%          35,891        798     2.96%
         Certificates of Deposit:
            Less than $100,000                      146,759      6,015       5.46%         132,980      5,393     5.41%
            $100,000 and More                        22,228        960       5.76%          21,413        907     5.65%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     305,124     10,340       4.52%         286,918      9,554     4.44%

Fed Funds Purchased                                     213          9       5.63%           1,115         47     5.62%
Short Term Borrowings                                 6,913        277       5.34%           5,130        201     5.22%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  312,250     10,626       4.54%         293,163      9,802     4.46%

Noninterest Bearing Liabilities
         Demand Deposits                             54,971                                 49,052
         Other Liabilities                            2,297                                  2,010
                                                 -----------                            -----------
Total Liabilities                                   369,518                                344,225
Stockholders' Equity                                 43,042                                 39,228
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity          412,560                                383,453

Net Interest Income                                             12,618                                 11,643
Interest Rate Spread                                                         3.53%                                3.52%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.64%                                3.60%
Net Interest Margin                                                          4.43%                                4.38%


(1)Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1997 and 1998

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of September 30, 1998 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Virginia Financial Corporation
                                                   (Registrant)


Date  November 12, 1998                         /s/ Fred D.Bowers
      -----------------               ---------------------------------------
                                        Fred D. Bowers, Secretary/Treasurer
                                      (Principal Accounting Officer and Duly
                                                Authorized Officer)