Form 10-K405
period 1998-12-31
VIRGINIA FINANCIAL CORP
filed 1999-03-30
CIK 1036070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1999, there were 4,000,000 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Corporation held by nonaffiliates was approximately $112,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

1998 Annual Report to Shareholders - Parts I and II
Notice of Annual Meeting and Proxy Statement dated March 26, 1999 - Part III

================================================================================

                                     PART I

Item 1.  Business

The Company

     On November 14, 1996 the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company. Virginia Financial Corporation (hereinafter referred to as "the Company") serves as the holding company of the Bank. This transaction was consummated on January 2, 1997.

     The Company had no material operations other than the ownership of the Bank in 1998, therefore, the financial statements and discussions related thereto included in this annual report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company.

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

     The Bank's main office is located at 24 South Augusta Street, Staunton, Virginia. Branch offices are located in Staunton, Virginia, at (1) 2307 West Beverley Street, (2) 2201 North Augusta Street, and (3) 1135 Richmond Road. Branches are located in Augusta County at (1) 132 Greenville Road, Stuarts Draft, (2) U.S. Route 11 in Verona, (3) 1480 Greenville Avenue, Staunton and (4) the intersection of U. S. Route 250 and State Route 640 in Fishersville. A branch is located in Waynesboro, Virginia, at the intersection of North Poplar and Ohio Streets. A branch is located in Rockingham County at 106 Sixth Street, Grottoes, Virginia. A branch is located at 375 North Mason Street, Harrisonburg, Virginia. The Bank employs one hundred eighty-six (186) full-time employees and sixteen (16) part-time employees.

     The Bank's trade area encompasses the independent cities of Staunton, Waynesboro, and Harrisonburg and the counties of Augusta and Rockingham. The population of the trade area is estimated to be 201,100.

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

     On November 14, 1997, the Bank purchased a lot consisting of 1.253 acres at the intersection of Rosser Avenue and Lucy Lane, Waynesboro, Virginia to establish a branch at this location. The Bank is constructing a 4,000 square foot branch at this location to open in April of 1999.

     The Bank entered into a lease agreement August 21, 1998 with Steroben Associates to lease a branch facility consisting of 2,400 square feet located at 375 North Mason Street, Harrisonburg, Virginia. This branch opened effective October 1, 1998.

     The Bank purchased a parcel of land consisting of 0.941 acres fronting on U.S. Route 11, 1197 North Lee Highway at the entrance of Lexington Crossing Shopping Center, Lexington, Virginia on August 21, 1998. The Bank is constructing a 4,000 square foot branch on this property and expects to open July 30, 1999.

Services

     Principal services offered and rendered by the Bank include the following:


Savings Accounts
Statement Savings:
   Personal
   Business
Passbook Savings:
   Personal
   Business
Individual Retirement
   Accounts
Certificates of Deposit:
   7-31 Days
   91 Days
   182 Days
   1 Year
   1 1/2 Years
   2 Years
   2 1/2 Years
   3 Years
   4 Years
Christmas Clubs
Save-O-Matic

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

Additional Services
Bank Transfer Wire Service
Bank by Mail
Drive-in Banking, all
    locations
Night Depositories
Bank Money Orders
Travelers Checks
Safe Deposit Boxes
Bank Drafts
Cashier's Checks
Savings Bonds
Utility Bill Payments
Applications for Visa and
   MasterCard
Notary Public
Certified Checks
Federal Tax Deposits
Electronic Direct Deposit and
   Payment of Funds
Automatic Transfers of
   Funds Between Accounts
Retail Repurchase
   Agreements
Automated Teller Machines
Overdraft Protection
24 Hour Banking by Phone

     In rendering these services, the Bank serves general retail customers and businesses in the cities of Staunton, Waynesboro, and Harrisonburg and the counties of Augusta and Rockingham.

     Lumbering operations, paving facilities and quarrying concerns are serviced as well as dairy and beef cattle operations and some sheep operations. Also served are various manufacturing concerns employing from 10 to 2,000 persons.

Competition

     NationsBank, First Virginia Bank-Blue Ridge, Wachovia Bank, Community Bank, First Union National Bank of Virginia, Crestar Bank, Shenandoah National Bank, F&M Bank-Massanutten, One Valley Bank, Second Bank, Black Diamond Savings Bank and First and Citizens Bank maintain offices within the trade area of the Bank. These banks offer full banking services.

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

Item 2.  Properties

     The Bank owns thirteen (13) parcels of property. Twelve (12) of these properties are land and buildings used by the Bank in its operation and one (1) property is held for future bank use. The properties are more fully described as follows:

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

     3. The Bank owns a parcel of land in Staunton, Virginia, with 175 feet of frontage on West Beverley Street known as 2307 West Beverley. This parcel contains approximately 42,800 sq. ft. and was purchased in 1966, and in 1968 a 2,112 sq. ft. one-story brick bank building with full basement was constructed. The Bank purchased an adjoining piece of property known as 2301 West Beverley Street on June 25, 1987, which contains 0.914 acres and a one story brick and block building containing approximately 1,200 sq. ft. at a cost of $115,000. A portion of this property is used for a new and expanded drive-in entrance which was completed at the end of 1987. The building on the remaining portion of this property is rented on a 5 year lease. The Bank subject to the lease, plans to market this 0.794 acres of land. The present branch site is considered ample to accommodate the Bank's needs for the immediate future.

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

     11. The Bank owns a piece of property consisting of land and a two-story building fronting 23 feet on Johnson Street, Staunton, Virginia. On May 1, 1998, the Bank purchased the remaining half of this two-story building fronting on Johnson Street. This property is presently under lease and is held for future expansion.

     12. On November 14, 1997, the Bank purchased a lot at the intersection of Rosser Avenue and Lucy Lane, Waynesboro, Virginia 22980. This property contains 1.253 acres and is part of "Coyner Commercial Park". The Bank is constructing a 4,000 square foot branch on the property with twenty-nine (29) parking spaces with an entrance from both Rosser Avenue and Lucy Lane. The anticipated opening date is April 15, 1999.

     13. The Bank purchased a parcel of land containing 0.941 acres at 1197 North Lee Highway, Lexington, Virginia. A 4,000 square foot branch is being constructed on this property with twenty-six (26) parking spaces. The anticipated opening date of this branch is July 30, 1999.

Leased Properties

     The Bank leases its Northside banking facility located in the Terry Court Shopping Center on North Augusta Street, Staunton, Virginia. In 1986, the Bank renegotiated its lease with Highway Properties, Inc. to expand the banking facilities. The facilities at this location now consist of banking quarters of approximately 1,800 sq. ft. and a two-window drive-up facility with ingress, egress and right-of-way to and from these premises. The renegotiated lease was for an initial term of five years, expiring April 30, 1991 with three 5-year options to renew the lease. The Bank exercised the first and second option April 30, 1991 and April 30, 1996 to renew the lease for an additional five year period expiring April 30, 2001. The base rental for the first year is $19,190 with an increase of 2 1/2% of the monthly rent each year for the remaining four years. Lease expense for 1998 was $20,327. The Terry Court Shopping Center was sold, subject to the lease, to W. J. Perry Corporation, trading as Terry Court Properties, and subsequently sold to W. Thomas Eavers doing business as Terry Court Properties.

     The bank leases its Harrisonburg banking facility located at 375 North Mason Street, Harrisonburg, Virginia. This facility consists of a 2,400 square foot building with drive-up window. The lease was negotiated August 21, 1998 at $1,500.00 per month for two years and will increase by five percent for each two year period thereafter. The lease is for a period of ten years with one ten year option or two five year options.

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


                                     PART II

Item 5. Market For The Registrant's Common Equity And Related Security Holder Matters

     The portions of the 1998 Annual Report to Shareholders (Annual Report) captioned, "Comments by Management," page 2, and Table 1 of Item 7 "Selected Consolidated Financial Data" on page 8, for market and dividend information is hereby incorporated by reference. Management currently anticipates payment of future dividends consistent with past practices.

     The number of holders of the Company's Common Stock (the only class of equity security of the Company) of record was 1,160 as of the end of the Company's fiscal year, December 31, 1998.

     Based upon sales prices furnished the Company by the Staunton, Virginia office of a Virginia headquartered brokerage firm, the low and high sales prices of the Company's stock during 1998 and 1997 by quarter, were as shown below.

                                        1998                  1997
                                 -------------------   -------------------
                                    Low       High       Low        High
                                    ---       ----       ---        ----
     1st quarter                 $  25.00   $  27.00   $  23.00   $  23.38
     2nd quarter                 $  25.00   $  26.75   $  23.00   $  24.00
     3rd quarter                 $  26.25   $  28.50   $  23.00   $  24.50
     4th quarter                 $  27.50   $  29.50   $  24.00   $  25.06

Item 6.  Selected Financial Data

     The Annual Report, page 1, item titled "Selected Financial Data" and Table 1 of Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 8 hereof are incorporated by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The Annual Report, Pages 3 through 11, "Management's Discussion and Analysis of Operations" and year-end balances is hereby incorporated by reference.

Earnings Performance:

     Net income for 1998 was $6,248,230 compared to $5,735,112 for 1997 for an increase of 8.95%. On a per share basis, 1998 earnings were $1.56 per share. Net income for 1997 was $5,735,112 compared to $5,541,801 for 1996 for an increase of 3.49%. On a per share basis, 1997 earnings were $1.43 per share.

                                                                           Table 1 - Selected Consolidated Financial Data

                                                                                      Years Ended December 31,
                                                             1998            1997            1996            1995            1994
                                                             ----            ----            ----            ----            ----
                                                                         (in thousands, except ratios and per share amounts)
Income Statement Data:
       Interest Income                                     $ 31,060        $ 29,068        $ 27,321        $ 26,073        $ 22,902
       Interest Expense                                    $ 14,188        $ 13,292        $ 12,684        $ 12,343        $  9,748
       Net Interest Income                                 $ 16,872        $ 15,776        $ 14,637        $ 13,730        $ 13,154
       Provision for Loan Losses                           $  1,327        $    831        $    450        $    309        $    421

       Net Interest Income After
            Provision for Loan Losses                      $ 15,545        $ 14,945        $ 14,187        $ 13,421        $ 12,733
       Non-interest Income                                 $  3,955        $  2,885        $  2,542        $  2,126        $  2,206
       Security Gains (Losses)                                    0               0        $      6        $      1        $      1
       Non-interest Expense                                $ 10,431        $  9,475        $  8,679        $  8,235        $  8,082

       Income Before Income Taxes                          $  9,069        $  8,355        $  8,056        $  7,313        $  6,858
       Income Taxes                                        $  2,821        $  2,620        $  2,514        $  2,278        $  2,105

       Net Income                                          $  6,248        $  5,735        $  5,542        $  5,035        $  4,753

Per Share Data:
            Net Income Basic and Diluted*                  $   1.56        $   1.43        $   1.39        $   1.26        $   1.19
            Cash Dividends* **                             $   0.61        $   0.56        $   0.48        $   0.42        $   0.36
            Book Value at Period End*                      $  11.37        $  10.33        $   9.39        $   8.54        $   7.51

Balance Sheet Data:
            Assets                                         $434,140        $403,999        $377,113        $356,068        $344,473
            Loans, Net of Unearned Income                  $278,569        $269,581        $235,952        $212,327        $196,579
            Securities                                     $130,292        $113,409        $118,800        $125,398        $129,332
            Deposits                                       $370,432        $352,167        $330,375        $319,578        $297,006
            Stockholders' Equity                           $ 45,464        $ 41,335        $ 37,574        $ 34,154        $ 30,046
            Average Shares Outstanding *                      4,000           4,000           4,000           4,000           4,000

Performance Ratios:
            Return on Average Assets                          1.50%           1.48%           1.51%           1.45%           1.43%
            Return on Average Equity                         14.37%          14.48%          15.34%          15.48%          16.30%
            Dividend Payout*                                 39.05%          38.71%          34.65%          32.97%          29.87%

Capital and Liquidity Ratios
            Leverage                                         10.78%          10.34%           9.98%           9.53%           8.91%
Risk-based Capital Ratios:
            Tier 1 Capital                                   17.02%          16.97%          17.20%          16.74%          16.10%
            Total Capital                                    18.24%          18.22%          18.45%          17.99%          17.35%

*    Adjusted for 100 percent stock dividend, December 1993 and December 1997

**   Cash dividends are paid quarterly

Interest Income:

     Interest income, on a tax equivalent basis, increased in 1998 compared to 1997 by $2,090,000 or 7.10%. The tax equivalent yield on earning assets in 1998 was 8.05% compared to 8.02% in 1997. This increase in the yield along with an increase of $24,719,000 in average earning assets produced the overall increase.

     Interest income, on a tax equivalent basis, increased in 1997 compared to 1996 by $1,715,000 or 6.19%. The tax equivalent yield on earning assets in 1997 was 8.02% compared to 7.96% in 1996. This increase in the yield along with an increase of $18,540,000 in average earning assets produced the over-all increase.

     Interest income in 1996 increased $1,266,000 compared to 1995, on a tax-equivalent basis, for an increase of 4.78%. This increase was due to average earning assets increasing by $17,890,000. The tax-equivalent yield decreased from 8.02% in 1995 to 7.97% in 1996.

Interest Expense:

     Interest expense increased during 1998 by $896,000 or 6.74% compared to 1997. This increase was due to average interest-bearing liabilities increasing during 1998 compared to 1997 by $17,731,000 and the average interest rate paid during 1998 of 4.52% compared to 4.49% during 1997.

     Interest expense increased during 1997 by $608,000 or 4.80% compared to 1996. This increase was due to average interest-bearing liabilities increasing during 1997 compared to 1996 by $11,942,000 and the average interest rate paid during 1997 of 4.49% compared to 4.47% during 1996.

     Interest expense increased during 1996 by $341,000 compared to 1995. This represents an increase of 2.76%. The increase was due to average interest-bearing liabilities increasing by $10,242,000 as the average rate paid on these liabilities decreased from 4.51% in 1995 to 4.47% in 1996.

     Net interest income and the net interest margin along with the average yield of the individual categories for the years 1996 through 1998 is shown on Table 2. Table 3 summarizes the effect on net interest income of changes in interest rates earned and paid as well as changes in volume.

     The presentation appears on a fully tax-equivalent basis to adjust for the tax exempt status of income earned on certain loans and investment securities using statutory rates of 34% in 1998, 1997 and 1996.

Non-interest income:

     Non-interest income increased $1,070,614 or 37.11% when compared to 1997. The major components making up this increase are the following areas: Fiduciary income from the Trust department increased $153,921 or 14.89%. This increase was due to increases in business volume and a modest increase in the fee schedule for services. Service charges on deposit accounts increased $393,413 or 58.34%. This increase is due to a uniform program of accessing and collecting fees. Secondary mortgage fees increased $406,529 or 92.51%. This increase is due to the expansion of the department and the volume of business. The volume of business was affected by the level of interest rates creating opportunities to refinance. Fees generated from the investment department offering non-FDIC insured investment products increased $44,963 or 19.80%. This increase is due to increased volume and the level of interest rates of FDIC insured deposit accounts.

     Non-interest income increased $342,817 or 13.49% during 1997 when compared to 1996. Trust department income increased by $48,457 or 4.92% during 1997 when compared to 1996. This increase in Trust department income is due primarily to increases in the volume of fee generating activity and to increases in the market values. Other non-interest income and fee income increased about $257,000 in the following areas: fees on ATM foreign transactions, Visa debit cards, printed check commissions and fees from the sale of non-FDIC insured investment products.

     Non-interest income increased during 1996 compared to 1995 by $417,108 or 19.63%. Trust department income increased by $163,283 or 19.87% during 1996 compared to 1995. This increase was due to the number and asset size of estates closed and under administration and the overall volume of fee generating activity during the year. Income from the secondary mortgage market area increased $110,523 or 32.75%. The increase in this area was the result of a greater number of loans being closed and the dollar amount of these loans. During 1996 the Bank began offering non-FDIC insured investment products which produced income of $86,648. Also during 1996, the Bank began operating Planters Insurance Agency, Inc., a wholly-owned subsidiary of the Bank, which markets title insurance, provided income of $17,408. Service charges on deposit accounts, safe deposit box rent and other non-interest income experienced a very modest increase due to the volume of business only, as the pricing of these services and fees have not changed.

Non-Interest Expense:

     Non-interest expense increased during 1998 by $955,737 or 10.09% compared to 1997. Salaries and employee benefits increased by $523,829 or 9.47%. This increase is due to increases in individual salaries, the staffing of a new branch in Harrisonburg, Virginia, and additional employees in select areas. Premise and fixed asset expense increased by $97,052 or 8.59% due to the new Harrisonburg office, updating teller stations in all offices to on-line system and the refurbishing of the Grottoes, Virginia office. Computer services increased by $154,222 or 25.64% due to updating the teller stations, and the equipment and communications to support these updates. Other areas of non-interest expense which increased during 1998 were advertising by $45,649 or 30.91%, consultant fees by $21,054 or 103.67%, legal fees by $16,055 or 34.20%, state bank exam fees by $17,583 or 33.12% and telephone expenses by $29,019 or 24.37%. The expansion by branching, new products and increased volume of business increased most areas of non-interest expense.

     Non-interest expense increased during 1997 by $795,704 or 9.17% compared to 1996. Salaries and employee benefits increased by $252,437 or 4.78% comparing 1997 to 1996. This increase was due to an increase in the number of employees and to increases in individual salaries. Expense of premises and fixed assets increased by $190,992 or 20.34%. This increase is due to installing an image item processing system and image statement system along with two additional ATM and two cash machines. Computer expense increased $44,487 due to additional volume. Other non-interest expenses which increased in 1997 were advertising which increased by $49,757, ATM operating expenses which increased by $22,955, FDIC Insurance expense which increased $39,185, and supplies in the ongoing day to day operations which increased $75,293. This increase was also due to an increased volume of business activity.

     Non-interest expense increased during 1996 compared to 1995 by $444,218 or 5.39%. Salaries and employee benefits increased by $579,717 or 12.34%. This increase was due to increases in individual salaries, employee benefits and the expansion of the officer staff. These additions were in preparation of pending retirements of executive and other officers. Most other operating expenses continue to increase due to increased prices and the increase in volume of business. Technological changes taking place in the financial industry at a rapid pace must be dealt with, and though over a period of time result in savings, have impact on other operating expenses, i.e. research, installation, educational training and equipment costs. Two areas of non-interest expenses which had a rather significant decrease which are advertising and FDIC insurance. Advertising decreased about $61,000 and FDIC Insurance decreased about $347,000 due to premium decreases.

                                                                              Table 2 - Virginia Financial Corporation
                                                                     Average Balances, Income and Expense, Yields and Rates (1)
                                                                        Twelve Months Ended December 31, 1998, 1997 and 1996

                                                                              1998                               1997
                                                                ---------------------------------   --------------------------------
                                                                                           Annual                            Annual
              Assets                                              Average      Income/      Yield    Average      Income/     Yield
                                                                  Balance      Expense      Rate     Balance      Expense     Rate
                                                                  -------      -------      ----     -------      -------     ----
                                                                      (In Thousands)                    (In Thousands)
Securities:
    Taxable                                                     $  96,688     $   5,831     6.03%   $ 100,215   $   5,990      5.98%
    Tax exempt(1)                                                  19,916         1,351     6.78%      15,666       1,051      6.71%
                                                                ---------     ---------             ---------   ---------
         Total securities                                       $ 116,604     $   7,182     6.16%   $ 115,881   $   7,041      6.08%

Loans (net of unearned income):
    Taxable                                                     $ 269,037     $  24,013     8.93%   $ 248,143   $  22,229      8.96%
    Tax exempt(1)                                                     261            16     6.13%         471          28      5.94%
                                                                ---------     ---------             ---------   ---------
         Total loans                                            $ 269,298     $  24,029     8.92%   $ 248,614   $  22,257      8.95%

Federal funds sold and repurchase agreements                        5,781           314     5.44%       2,469         137      5.55%
                                                                ---------     ---------             ---------   ---------
         Total earning assets                                   $ 391,683     $  31,525     8.05%   $ 366,964   $  29,435      8.02%

Less:  allowance for loan losses                                   (3,633)                             (3,312)

Total nonearning assets                                            27,455                              23,589
                                                                ---------                           ---------
         Total assets                                           $ 415,505                           $ 387,241
                                                                =========                           =========

Liabilities and Shareholder's Equity
Interest-bearing deposits:
    Checking                                                    $ 101,067         3,385     3.35%   $  97,421       3,320      3.41%
    Regular savings                                                35,359         1,052     2.98%      35,644       1,060      2.97%
    Certificates of deposit:
         Less than $100,000                                       146,169         8,030     5.49%     135,168       7,438      5.50%
         $100,000 and more                                         23,137         1,302     5.63%      21,474       1,139      5.30%
                                                                ---------     ---------             ---------   ---------
    Total interest-bearing deposits                             $ 305,732        13,769     4.50%   $ 289,707   $  12,957      4.47%
    Short-term borrowings                                           7,991           419     5.24%       6,285         335      5.33%
                                                                ---------     ---------             ---------   ---------
            Total interest-bearing liabilities                  $ 313,723        14,188     4.52%   $ 295,992   $  13,292      4.49%

Noninterest-bearing liabilities:
      Demand deposits                                              55,967                              50,109
      Other liabilities                                             2,338                               1,543
                                                                ---------                           ---------
            Total liabilitie                                    $ 372,028                           $ 347,644
Stockholders' equity                                               43,477                              39,597
                                                                ---------                           ---------
            Total liabilities and shareholders' equity          $ 415,505                           $ 387,241
                                                                =========                           =========

Net interest income                                                           $  17,337                         $  16,143
Interest rate spread                                                                        3.53%                              3.53%
Interest expense as a percent of average earning assets                                     3.62%                              3.62%
Net interest margin                                                                         4.43%                              4.40%

----------------
(1)  Income and yields are reported on a taxable-equivalent basis.

                                                                           Table 2
                                                             Average Balances, Income and Expense,
                                                                     Yields and Rates(1)
                                                                          Continued

                                                                               1996
                                                                ---------------------------------
                                                                                           Annual
            Assets                                              Average       Income/       Yield/
                                                                Balance       Expense       Rate
                                                                -------       -------       ----
                                                                          (In Thousands)
Securities
      Taxable                                                  $ 107,399     $   6,232      5.80%
      Tax exempt(1)                                               16,285         1,133      6.96%
                                                               ---------     ---------
                  Total securities                             $ 123,684     $   7,365      5.95%

Loans (net of unearned income):
      Taxable                                                    222,348        20,223      9.10%
      Tax exempt(1)                                                  679            41      6.04%
                                                               ---------     ---------
                  Total loans                                  $ 223,027     $  20,264      9.09%

Federal funds sold and repurchase agreements                       1,713            91      5.31%
                                                               ---------     ---------
                  Total earning assets                         $ 348,424     $  27,720      7.96%

Less:  allowance for loan losses                                  (2,881)

Total nonearning assets                                           21,262
                                                               ---------

                  Total assets                                 $ 366,805
                                                               =========

Liabilities and Shareholder's Equity
Interest-bearing deposits:
      Checking                                                 $  99,981     $   3,436      3.44%
      Regular savings                                             38,562         1,154      2.99%
      Certificates of deposit:
            Less than $100,000                                   119,745         6,565      5.48%
            $100,000 and more                                     20,457         1,251      6.12%
                                                               ---------     ---------
      Total interest-bearing deposits                          $ 278,745     $  12,406      4.45%
      Short-term borrowings                                        5,305           278      5.24%
                                                               ---------     ---------
                  Total interest-bearing liabilities           $ 284,050     $  12,684      4.47%

Noninterest-bearing liabilities:
      Demand deposits                                             44,711
      Other liabilities                                            1,907
                                                               ---------
                  Total liabilities                            $ 330,668
Stockholders' equity                                              36,137
                                                               ---------
                  Total liabilities and shareholders' equity   $ 366,805
                                                               =========

Net interest income                                                          $  15,036
Interest rate spread                                                                        3.49%
Interest expense as a percent of average earning assets                                     3.64%
Net interest margin                                                                         4.32%

----------
(1)  Income and yields are reported on a taxable-equivalent basis.

     The following table describes the impact on the interest income of the Corporation resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                                                 Table 3 - Volume and Rate Analysis

                                                                                      Years Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                      1998 compared to 1997             1997 compared to 1996
                                                                         Change Due To:                      Change Due To:
                                                                         --------------                      --------------
                                                                                     Increase                              Increase
                                                            Volume       Rate       (Decrease)    Volume        Rate      (Decrease)
                                                            ------       ----       ----------    ------        ----      ----------
                                                                    (In Thousands)                         (In Thousands)
INTEREST INCOME:

Loans: taxable                                               1,865          (81)       1,784        2,313         (307)       2,006
Loans: tax-exempt                                              (13)           1          (12)         (12)          (1)         (13)
Securities: taxable                                           (213)          54         (159)        (429)         187         (242)
Securities: tax-exempt                                         288           12          300          (42)         (40)         (82)
Federal Funds Sold                                             180           (3)         177           42            4           46
                                                            ------       ------       ------       ------       ------       ------

       Total Interest Income                                 2,107          (17)       2,090        1,872         (157)       1,715
                                                            ------       ------       ------       ------       ------       ------

INTEREST EXPENSE

Interest checking accounts                                     122          (57)          65          (87)         (29)        (116)
Savings accounts                                                (8)          --           (8)         (86)          (8)         (94)
Certificates of Deposit $100,000 and over                       93           70          163           66         (178)        (112)
Certificates of Deposit under $100,000                         605          (13)         592          849           24          873
Federal Funds purchased                                         89           (5)          84           52            5           57
                                                            ------       ------       ------       ------       ------       ------

       Total Interest Expense                                  901           (5)         896          794         (186)         608
                                                            ------       ------       ------       ------       ------       ------

                                                            ------       ------       ------       ------       ------       ------
Net Interest Income                                          1,206          (12)       1,194        1,078           29        1,107
                                                            ======       ======       ======       ======       ======       ======

                                                                       Table 4 - Loan Portfolio

                                                                         Loans at December 31
                                                                            (In Thousands)

                                                 1998             1997            1996             1995             1994
                                               ---------        ---------       ---------        ---------        ---------
Real Estate Loans:
      Construction                             $  20,065        $  20,183       $  14,205        $  12,924        $   8,993
      Secured by Farm Land                         1,284            1,316             933            1,056              649
      Secured by 1-4 Family
           Residential                           113,477          128,130         106,693           91,125           86,487
      Other Real Estate Loans                     59,752           39,037          38,965           40,022           37,394
Loans to Farmers                                   2,598            2,725           2,879            2,988            3,116
Commercial and Industrial                         37,693           34,434          34,313           34,626           33,930
Loans to Individuals for
      Household, Family and
      other Consumer Expenses                     43,676           43,364          37,542           29,056           25,221
All Other Loans                                      368              799             774              908            1,205
                                               ---------        ---------       ---------        ---------        ---------

           Total Loans                         $ 278,913        $ 269,988       $ 236,304        $ 212,705        $ 196,995

           Less Unearned Income                      344              406             352              378              416
                                               ---------        ---------       ---------        ---------        ---------

                Net Loans                      $ 278,569        $ 269,582       $ 235,952        $ 212,327        $ 196,579
                                               =========        =========       =========        =========        =========


                                                   December 31, 1998
                                                   Over One
                                        One Year   Through     Over
                                        or Less    Five Yrs  Five Yrs     Total
                                       ---------  ---------  --------   --------
Loans secured by real estate             96,396     86,537     11,645    194,578
Agricultural production loans             2,172        402         24      2,598
Commercial and industrial loans          33,528      3,966        199     37,693
Consumer loans                           12,003     31,238        435     43,676
All other loans                             204        164          0        368
                                       --------   --------   --------   --------

                                       $144,303   $122,307   $ 12,303   $278,913
                                       ========   ========   ========   ========

For maturities over one year:
      Fixed Rates                                                         77,827
      Variable Rates                                                      56,783
                                                                        --------

                                                                        $134,610
                                                                        ========

Allowance for Loan Losses:

     The allowance for loan losses is an estimate of an amount, by management, to provide for potential losses in the loan portfolio. Various factors, including charge-off experience, change in the mix and volume of loans, the level of underperforming loans, the ratio of outstanding loan balances to total loans and the perceived economic conditions in the primary trade area are taken into consideration in determining the amount of the provision for loan losses and the total amount of the loan loss reserve.

     The reserve for loan losses was 1.15% of outstanding loans as of December 31, 1998, 1.39% as of December 31, 1997 and 1.29% as of December 31, 1996. Net
charge-offs were $1,868,177 during 1998, $117,293 during 1997 and $196,833 during 1996. The percentage of net charge-offs to year-end loans was 0.67% for 1998, 0.04% for 1997 and 0.08% for 1996. The balance of the reserve for loan losses was $3,211,782 as of December 31, 1998, $3,752,500 as of December 31, 1997, and $3,038,958 as of December 31, 1996. Several large lending relationships significantly deteriorated during the year ended December 31, 1998 and resulted in charge-offs to the allowance for loan losses.

                                                                                  Table 6 - Allowance for Loan Losses
                                                                                             (In Thousands)

                                                                      1998          1997          1996          1995           1994
                                                                      ----          ----          ----          ----           ----
Balance, Beginning of Period                                          3,753         3,039         2,786         2,524         2,217
      Loans Charged Off
      Real Estate:
           Construction                                                  --            --            --             5            --
           Secured by Farm Land                                          --            --            --            --            --
           Secured by 1-4 Family
                Residential                                             639            19            42            --            13
           Secured by Nonfarm
                Nonresidential properties                                67            --            --            --            --

      Loans to Farmers                                                   --            --            --            19            --
      Commercial and Industrial                                         687            --            14            --            24
      Consumer Loans                                                    550           139           212           119           102
      All Other Loans                                                    --            --            --            --            --
                                                                      -------------------------------------------------------------

                Total Loans Charged Off                               1,943           158           268           143           139
                                                                      -------------------------------------------------------------

Recoveries
      Real Estate:                                                       --            --            --            --            --
           Construction                                                  --            --            --            --            --
           Secured Farm Land                                             --            --            --            --            --
           Secured by 1-4 Family
                Residential                                               2             1            --            --            --
           Secured by Nonfarm
                Nonresidential properties                                --            --            --            --            --

      Loans to Farmers                                                   --            --            14            70            --
      Commercial and Industrial                                           8             7            34            --             6
      Consumer Loans                                                     65            33            23            22            19
      All Other Loans                                                    --            --            --             4            --
                                                                      -------------------------------------------------------------

                Total Recoveries                                         75            41            71            96            25
                                                                      -------------------------------------------------------------
           Net Charge-Offs                                            1,868           117           197            47           114
           Provision for Loan Losses                                  1,327           831           450           309           421
                                                                      -------------------------------------------------------------

      Balance, End of Period                                          3,212         3,753         3,039         2,786         2,524
                                                                      =============================================================

      Ratio of net charge-offs
      during the period to average loans
      outstanding during the period                                   0.69%         0.05%         0.09%         0.02%         0.06%

                                         Table 7 - Allocation of Allowance for Loan Losses
                                                                 (In Thousands)

                                                             1998                         1997                       1996
                                                             ----                         ----                       ----
                                                              Percent of                     Percent of                 Percent of
                                                             Loans in Each                  Loans in Each              Loans in Each
                                                              Category to                    Category to                Category to
                                                 Allowance    Total Loans      Allowance     Total Loans    Allowance   Total Loans
                                                 ---------    -----------      ---------     -----------    ---------   -----------
Real Estate:
       Construction                               $  150           7.19%        $  150           7.47%        $  100         6.01%
       Secured by Farm Land                           72           0.46%           170           0.49%            75         0.39%
       Secured by 1-4 Family
            Residential                              957          40.69%           770          47.46%           650        45.15%
       Other Real Estate                             638          21.42%           620          14.46%           550        16.49%
Loans to Farmers                                      26           0.93%           270           1.01%           275         1.22%
Commercial and Industrial                            391          13.51%           595          12.75%           450        14.52%
Consumer Loans                                       330          15.66%           610          16.06%           500        15.89%
All Other Loans                                       12           0.14%            25           0.30%            25         0.33%
Unallocated                                          396           --              543           --              414         --
Off balance sheet items                              240           --             --             --             --           --
                                                  ------         ------         ------         ------         ------         -------
                                                  $3,212         100.00%        $3,753         100.00%        $3,039         100.00%
                                                  ======         ======         ======         ======         ======         ======



                                                       1995                        1994
                                                       ----                        ----
                                                           Percent of                  Percent of
                                                          Loans in Each               Loans in Each
                                                           Category to                 Category to
                                              Allowance    Total Loans    Allowance     Total Loans
                                              ---------    -----------    ---------     -----------
Real Estate:
       Construction                           $  100          6.08%        $  100          4.57%
       Secured by Farm Land                       56          0.50%            50          0.33%
       Secured by 1-4 Family
            Residential                          400         42.84%           400         43.90%
       Other Real Estate                         300         18.81%           324         18.98%
Loans to Farmers                                 200          1.40%           200          1.58%
Commercial and Industrial                        750         16.28%           500         17.23%
Consumer Loans                                   525         13.66%           500         12.80%
All Other Loans                                   30          0.43%            50          0.61%
Unallocated                                      425          --              400          --
                                              ------        ------         ------        ------

                                              $2,786        100.00%        $2,524        100.00%
                                              ======        ======         ======        ======

                                                                Table 8 - Nonperforming Assets and Loans
                                                                         Contractually Past Due

                                                                        Years Ended December 31,
                                                 1998            1997           1996             1995            1994
                                                 ----            ----           ----             ----            ----
                                                                           (In Thousands)
Non-accrual Loans                               $1,973          $1,193          $  194          $  140          $  219
Other Real Estate                                  279             258            --              --              --
                                                ------          ------          ------          ------          ------
      Total Nonperforming Assets                $2,252          $1,451          $  194          $  140          $  219

      Loans Past Due as to
           Principal or Interest
           for 90 Days or More
           Accruing Interest                    $  897          $  359          $  248          $  147          $  489

Nonperforming Assets to
      Total Assets                               0.52%           0.36%           0.05%           0.04%           0.06%

Nonperforming Assets to
      Year-end Loans and
      Other Property                             0.81%           0.54%           0.08%           0.07%           0.11%


Potential Problem Loans:

     At December 31, 1998 Management is not aware of any significant problem loans not included in Table 8.

                                                                           Table 9 - Investment Securities
                                                                       Maturity Distribution and Average Yield

                                                                                  December 31, 1998
                                                                                   (In Thousands)

                                                                                               Weighted
                                                                                                Average          Weighted
                                                             Book           Market              Maturity         Average
                                                             Value          Value             In Yrs   Mos       TE Yield
                                                             -----          -----            --------------      --------
U.S. Treasury Securities
      Within One Year                                      $  8,141        $  8,185            0        4.6        6.17%
      After One But Within Five Years                         2,998           3,069            1        6.8        6.31%
      After Five But Within Ten Years                             0               0            0        0.0        0.00%
      After Ten Years                                             0               0            0        0.0        0.00%
                                                           --------        --------

              Total U.S. Treasury Securities               $ 11,139        $ 11,254            0        8.4        6.21%
                                                           --------        --------

Federal Agencies:
      Within One Year                                      $  6,669        $  6,690            0        3.4        6.00%
      After One But Within Five Years                        69,633          70,043            3        9.6        6.05%
      After Five But Within Ten Years                         4,051           4,044            6       10.0        5.45%
      After Ten Years                                             0               0            0        0.0        0.00%
                                                           --------        --------

              Total Federal Agencies                       $ 80,353        $ 80,777            3        7.9        6.02
                                                           --------        --------

Obligations of State and Political
Subdivisions:
      Within One Year                                      $  1,486        $  1,494            0        6.1        6.17%
      After One But Within Five Years                        12,898          13,165            2        8.2        6.63%
      After Five But Within Ten Years                         4,839           4,937            7       10.4        6.66%
      After Ten Years                                        10,485          10,615           11        1.7        6.62%
                                                           --------        --------

              Total State and Political
              Subdivisions                                 $ 29,708        $ 30,211            6        4.8        6.61%
                                                           --------        --------
Other Securities:
      Within One Year                                      $      0        $      0            0        0.0        0.00%
      After One But Within Five Years                           500             500            2       10.0        5.47%
      After Five But Within Ten Years                             0               0            0        0.0        0.00%
      After Ten Years                                             0               0            0        0.0        0.00%
                                                           --------        --------

              Total Other Securities                       $    500        $    500            2       10.0        5.47%
                                                           --------        --------

Equity Securities:                                         $  7,871        $  7,873

              Total Securities                             $129,571        $130,615            4        0.7        6.18%
                                                           ========        ========

Liquidity and Interest Sensitivity:

       Liquidity is the ability to satisfy demands for withdrawal of deposits, lending obligations and other corporate needs. Liquidity is provided from sources such as readily marketable investments, principal and interest payments on loans and through increases in deposits and borrowed funds. Planters' deposit base has become more rate sensitive since deregulation; however, there remains a strong base of core deposits. The investment portfolio of which 85.1% matures within five years and the opportunity to purchase Federal Funds provides a basic source of liquidity along with the principal and interest payments on the loan portfolio. In the management of interest rate risk, all loans except consumer and mortgage are made with the opportunity to reprice the interest on a one or three year basis. The Bank strives to maintain a relationship between rate sensitive assets and rate sensitive liabilities which will maximize profits under foreseeable or projected economic and competitive conditions. Additional data regarding liquidity and interest sensitivity is presented in Tables 11 and 12.

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

Market Risk Management

     The Annual Report, Pages 8 through 10, "Market Risk Management" is hereby incorporated by reference.

                                                    Table 11 - Average Deposits and Rates Paid
                                                                (In Thousands)

                                                      December 31,
                                             1998                       1997                        1996
                                             ----                       ----                        ----
                                     Amount          Rate        Amount        Rate         Amount          Rate
                                     ------          ----        ------        ----         ------          ----
Noninterest Bearing Deposits       $ 55,967          --         $ 50,109        --         $ 44,711          --
                                   --------                      -------                    -------

Interest Bearing Deposits
      Interest Checking             101,067          3.35%        97,421        3.41%        99,981          3.44%
      Regular Savings                35,359          2.98%        35,644        2.97%        38,562          2.99%
      Time Deposits
           Less than $100,000       146,169          5.49%       135,168        5.50%       119,745          5.48%
           $100,000 and more         23,137          5.63%        21,474        5.30%        20,457          6.12%
                                   --------                      -------                    -------

Total Interest- Bearing Deposits   $305,732          4.50%      $289,707        4.47%      $278,745          4.45%
                                   --------                      -------                    -------

           Total                   $361,699                     $339,816                   $323,456
                                   ========                     ========                   ========


                   Table 12 - Remaining Maturities of CD's and
                     Other Time Deposits of $100,000 or More

                                                 December 31, 1998
                                                   (In Thousands)

Three Months or Less                                   $12,587
Over Three Through Six Months                              893
Over Six Through Twelve Months                           8,158
Over Twelve Months                                       3,424
                                                       -------

Total                                                  $25,062
                                                       =======

Stockholders' Equity:

     Stockholders' equity, during 1998, increased $4,128,624 or 9.99%. Reflected in this increase is $320,394 unrealized net gain on securities in the available for sale category. During 1997 stockholders' equity increased $3,761,651 or 10.01%. This increase reflects $246,539 unrealized net gain on securities in the available for sale category. Stockholders' equity, during 1996, increased $3,420,220 or 10.01%. This increase reflects $201,581 unrealized net loss on the securities in the available for sales category. These increases represent retention of net income after the payment of dividends. Cash dividends paid increased by 9.91% in 1998, 15.63% in 1997 and 15.66% in 1996. Book value per share as of December 31, 1998 was $11.37, $10.33 as of December 31, 1997 and $9.39 as of December 31, 1996. Book value per share has been adjusted for the 100% stock dividend in December 1997.


                     Table 13 - Return on Equity and Assets

                                                    Year Ended December 31,
                                                        (In Thousands)
                                                 1998        1997        1996
                                                 ----        ----        ----
Total Dividends Paid as a
      Percent of Net Income                      39.05%      38.71%      34.65%

Return on Average Assets                           1.50        1.48        1.51
Return on Average Equity                          14.37       14.48       15.34
Average Equity to Average Assets                  10.46       10.23        9.85

Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The Statement also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. Statement 133 is effective for all fiscal years beginning after June 15, 1999. Management is currently reviewing this statement to determine the impact, if any, it will have since the Company does not currently employ such derivative instruments and does not intend to do so in the future.

     The effects of these Statements on the Company's consolidated financial statements are not expected to be material.

Year 2000

     The Annual Report, Pages 10 through 11, "Year 2000" is hereby incorporated by reference.

Item 8.  Financial Statements And Supplementary Data

     Part IV, Item 14 titled "Exhibits, Financial Statement Schedules and Reports on 8-K" of the Annual Report, Pages 22 through 38 is hereby incorporated by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None


                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

     The section captioned "Definitive Proxy Statement" as filed with the commission on March 26, 1999 is hereby incorporated by reference.

Executive Officers of Company and the Bank

     The names and ages of all principal officers of the Company and the Bank and of all persons chosen to become principal officers, the nature of any family relationship between them, their positions and offices with the Company and the Bank and terms of office and any arrangements or understandings between officers and any other person pursuant to which that person was selected as an officer is as follows:

William P. Heath, Jr., Age 53, President of Virginia Financial Corporation and President of Planters Bank & Trust Company of Virginia.

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

Fred D. Bowers, Age 62, Secretary/Treasurer, Virginia Financial Corporation, and Senior Vice President, Cashier, and Chief Financial Officer, Planters Bank & Trust Company of Virginia.

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

Joseph Shomo, Age 64, Senior Vice President, Planters Bank & Trust Company of Virginia.

     Mr. Shomo was employed by Planters Bank & Trust Company, Staunton, Virginia, in July 1957. He was elected Assistant Cashier in 1963 and Vice President in 1967. Mr. Shomo has been serving as Senior Vice President since 1974.

Thomas A. Davis, Age 54, Senior Trust Officer, Planters Bank & Trust Company of Virginia.

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

Item 12.   Security Ownership Of Certain Beneficial Owners

     Security Ownership of Certain Beneficial Owners on page 2 of the Definitive Proxy Statement is hereby incorporated by reference.

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

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)  Financial Statements

     Financial statements of the registrant for the fiscal year ended December 31, 1998 are incorporated herein by reference to Exhibit 99.1.

(2)  Financial Statement Schedules

     All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)  Exhibits

     The following exhibits, when applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

         Number                     Description
         ------                     -----------

         Exhibit 2.                 Not applicable.

         Exhibit 3.             (i) Articles of Incorporation incorporated
                                    by reference to Exhibit 3.1 of the Company's
                                    Form 8-B successor registration statement filed March 24, 1997.

                               (ii) Bylaws incorporated by reference to
                                    Exhibit 3.2 of the Company's Form 8-B
                                    successor registration statement filed March
                                    24, 1997.

         Exhibit 4.                 Not applicable.

         Exhibit 9.                 Not applicable.

         Exhibit 10.                Not applicable.

         Exhibit 11.                Not applicable.

         Exhibit 12.                Not applicable.

         Exhibit 13.                Annual Report Attached hereto.

         Exhibit 16.                Not applicable.

         Exhibit 18.                Not applicable.

         Exhibit 21. Subsidiaries: Planters Bank & Trust Company of Virginia

         Exhibit 22.                Not applicable.

         Exhibit 23.                Not applicable.

         Exhibit 24.                Not applicable.

         Exhibit 27.                Financial Data Schedule Attached.

         Exhibit 99.                Additional Exhibits

               99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1998 (included as a part of the Annual Report filed herewith as
                                    Exhibit 13).

                                1. Report of Independent Auditors (See Annual Report, page 14)

                                2. Consolidated Balance Sheets as of December 31, 1998, and December 31, 1997 (See Annual Report, page 15)

                                3. Consolidated Statements of Income for Years Ended December 31, 1998, December 31, 1997, and December 31, 1996 (See Annual Report, pages 16 and 17)

                                4. Consolidated Statements of Cash Flows for Years Ended December 31, 1998, December 31, 1997, and December 31, 1996 (See Annual Report, pages 18 and 19)

                                5.  Consolidated Statements of Changes in
                                    Stockholders' Equity for Years Ended
                                    December 31, 1998, December 31, 1997, and
                                    December 31, 1996 (See Annual Report, pages
                                    20 and 21) 6. Notes to Consolidated
                                    Financial Statements for Years Ended
                                    December 31, 1998, December 31, 1997 and
                                    December 31, 1996 (See Annual Report, pages
                                    22-38)


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


Virginia Financial Corporation                 Virginia Financial Corporation
Staunton, Virginia                             Staunton, Virginia


by /s/ William P. Heath, Jr.             by  /s/ Fred D. Bowers
   --------------------------------          -----------------------------------
   William P. Heath, Jr., President          Fred D. Bowers, Secretary/Treasurer


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


         Name                                        Title                                    Date
         ----                                        -----                                    ----

/s/ Benham M. Black                         Chairman of the Board                       March 30, 1999
-------------------------
Benham M. Black                             Director


/s/ Harry V. Boney, Jr.                     Director                                    March 30, 1999
-------------------------
Harry V. Boney, Jr.


/s/ Lee S. Baker                            Director                                    March 30, 1999
-------------------------
Lee S. Baker


/s/ William P. Heath, Jr.                   President                                   March 30, 1999
-------------------------
William P. Heath, Jr.                       Director


/s/ Jan S. Hoover                           Director                                    March 30, 1999
-------------------------
Jan S. Hoover


/s/ Martin F. Lightsey                      Director                                    March 30, 1999
-------------------------
Martin F. Lightsey


/s/ James S. Quarforth                      Director                                    March 30, 1999
-------------------------
James S. Quarforth

                         VIRGINIA FINANCIAL CORPORATION

                           EXHIBIT INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

    13                              Annual Report.

    21                              Subsidiaries of the Registrant.*

    27                              Financial Data Schedule.

    99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1998 (included as a part of the Annual Report filed herewith as
                                    Exhibit 13).

                                1. Report of Independent Auditors (See Annual Report, page 14)

                                2. Consolidated Balance Sheets as of December 31, 1998, and December 31, 1997 (See Annual Report, page 15)

                                3. Consolidated Statements of Income for Years Ended December 31, 1998, December 31, 1997, and December 31, 1996 (See Annual Report, pages 16 and 17)

                                4. Consolidated Statements of Cash Flows for Years Ended December 31, 1998, December 31, 1997, and December 31, 1996 (See Annual Report, pages 18 and 19)

                                5.  Consolidated Statements of Changes in
                                    Stockholders' Equity for Years Ended
                                    December 31, 1998, December 31, 1997, and
                                    December 31, 1996 (See Annual Report, pages
                                    20 and 21)

                                6. Notes to Consolidated Financial Statements for Years Ended December 31, 1998, December 31, 1997 and December 31, 1996 (See Annual Report, pages 22-38)

----------
* The only subsidiary of the Company is Planters Bank & Trust Company of Virginia. A separate exhibit has not been included herewith.