Form 10-Q
period 1999-03-31
VIRGINIA FINANCIAL CORP
filed 1999-05-17
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

                               NONE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                       ---         ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                    Outstanding as of May 13, 1999: 4,000,000

================================================================================

                   VIRGINIA FINANCIAL CORPORATION

                             INDEX

                                                                         Page
 No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statement of Income                         3

                  Consolidated Balance Sheet                               4

                  Consolidated Statements of Cash Flows                    5

                  Consolidated Statements of Changes in
                  Stockholders' Equity                                     7

                  Notes to Consolidated Financial Statements               8

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations
                  and Financial Condition                                 10

         Item 3.  Quantitative and Qualitative Disclosure about
                  Market Risk                                             10

Part II. Other Information

         Item 1.  Legal Proceedings                                       12

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                 12

         Item 6.  Exhibits and Reports on Form 8-K                        12

         Signature                                                        12

Part 1
Item 1.
                    VIRGINIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
           (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                             THREE MONTHS ENDED
                                                             MARCH 31                                    MARCH 31
                                                               1999                                        1998
                                                       -------------------                        ---------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         3,994                            $          4,167
   To Finance Agriculture & Farmers                                 68                                          70
   Commercial & Industrial                                         872                                         877
   Individuals for Household & Personal                            863                                         919
   Obligations of State & Political Tax-Exempt                       1                                           3
   Other                                                             1                                           0

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,321                                       1,347
   State & Political-Taxable                                        50                                          37
   State & Political-Tax Exempt                                    305                                         169
   Other Domestic Debt Securities                                    5                                           0
    Equity Securities                                              101                                           0
Interest on Federal Funds Sold                                      41                                          61
                                                            -----------                                 -----------
   Total Interest Income                                         7,622                                       7,650
                                                            -----------                                 -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    282                                         285
   Money Market Accounts                                           470                                         564
   Other Savings Deposits                                          270                                         253
   CD's of 100M or More                                            325                                         319
   All Other Time Deposits                                       1,923                                       1,974

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         129                                          82
                                                            -----------                                 -----------
Total Interest Expense                                           3,399                                       3,477
                                                            -----------                                 -----------
Net Interest Income                                              4,223                                       4,173
Provision for Loan Losses                                          149                                         238
                                                            -----------                                 -----------
   Net Interest Income after Provision for Loan Losses           4,074                                       3,935
                                                            -----------                                 -----------

Noninterest Income:
   Trust Department Income                                         388                                         310
   Service Charges on Deposit Accts.                               300                                         217
   Other Fee Income                                                550                                         375
   All Other Non-Interest Income                                    30                                          25
                                                            -----------                                 -----------
   Total Noninterest Income                                      1,268                                         927
                                                            -----------                                 -----------

Noninterest Expense:
  Salaries & Employee Benefits                                   1,625                                       1,437
  Expense of Premise & Fixed Assets                                349                                         295
  Other Non-Interest Expense                                       938                                         732
                                                            -----------                                 -----------
   Total Non-Interest Expense                                    2,912                                       2,464
                                                            -----------                                 -----------
Income Before Income Taxes                                       2,430                                       2,398
Provision for Income Taxes                                         741                                         766
                                                            -----------                                 -----------
Net Income                                             $         1,689                            $          1,632
                                                            ===========                                 ===========
Per Share Data Net Income, basic and diluted           $          0.42                            $           0.41
Cash Dividends                                         $          0.16                            $           0.15



The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                            (IN THOUSANDS OF DOLLARS)


                                                          MARCH 31                                    DECEMBER 31
                                                            1999                                        1998
                                                         -----------                                 -----------
ASSETS
Cash & Due from Banks                                $       15,349                            $         17,557
Federal Funds Sold                                            7,425                                           0
Securities -
  U.S. Government                                            10,188                                      11,254
  U.S. Agencies                                              75,377                                      80,836
  Municipal Bonds                                            31,616                                      29,829
  Equity Securities                                           7,252                                       7,873
  Corporate Securities                                          982                                         500
                                                         -----------                                 -----------
     Total Securities                                       125,415                                     130,292

Loans
   Secured by Real Estate                                   193,563                                     194,383
   To Finance Agriculture & Farmers                           2,495                                       2,598
   Commercial & Industrial                                   36,607                                      37,693
   Individuals for Household & Personal                      41,407                                      43,527
   Obligations of State & Political
   Tax Exempt                                                   112                                         164
   Other Loans                                                1,112                                         204
                                                         -----------                                 -----------
     Total Loans                                            275,296                                     278,569
Less Reserve for
  Loan Losses                                                (3,190)                                     (3,212)
                                                         -----------                                 -----------
     Net Loans                                              272,106                                     275,357

Bank Premises and Equipment                                   5,930                                       5,782
Deposit Intangibles                                             237                                         243
Other Assets                                                  5,210                                       4,909
                                                         -----------                                 -----------
     Total Assets                                    $      431,672                            $        434,140
                                                         ===========                                 ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                             $       59,970                            $         62,608
  NOW Accounts                                               46,351                                      45,938
  Money Market Checking                                      56,751                                      53,393
  Savings                                                    37,353                                      37,226
  Time Deposits                                             173,440                                     171,267
                                                         -----------                                 -----------
     Total Deposits                                         373,865                                     370,432


Securities Sold Under
  Agmt. to Repurchase                                         9,400                                       7,695
Federal Funds Purchased                                           0                                       9,475
Other Liabilities                                             2,217                                       1,074

Stockholders' Equity
  Common Stock                                               20,000                                      20,000
  Surplus                                                    13,554                                      13,554
  Undivided Profits                                          12,483                                      11,434
  Accumulated Other Comprehensive Income                        153                                         476
                                                         -----------                                 -----------
     Total Stockholder's Equity                              46,190                                      45,464
                                                         -----------                                 -----------
     Total Liabilities
     and Stockholders' Equity                        $      431,672                            $        434,140
                                                         ===========                                 ===========



The accompanying notes are an integral part of these statements

                    VIRGINIA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS OF DOLLARS)

                                                                          THREE MONTHS ENDED
                                                          MARCH 31                                    MARCH 31
                                                            1999                                        1998
                                                         -----------                                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $        7,469                            $          7,731
Fees and other non-interest income                            1,262                                         914
Interest paid                                                (3,179)                                     (3,383)
Cash paid to suppliers and employees                         (1,907)                                     (2,068)
Income taxes paid                                              (623)                                        (59)
                                                         -----------                                 -----------

  Net cash provided by operating activities          $        3,022                            $          3,135
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     10,019                                      15,580
Proceeds from sales of securities                             5,946                                           0
Purchases of securities-                                    (11,541)                                     (9,636)
Net (increase) decrease in loans                              3,102                                      (2,197)
Proceeds from sale of equipment                                   0                                           0
Capital expenditures                                           (321)                                        (75)
Net (increase) decrease in other assets                          10                                         (22)
Improvements of other real estate                              (162)                                          0
Proceeds from sale of other real estate                         120                                           0
                                                         -----------                                 -----------

Net cash provided by investing activities            $        7,173                            $          3,650
                                                         -----------                                 -----------

Cash flows from financing activities

Net increase in certificates of deposit                       2,173                                      10,513
Net increase in demand & savings deposits                     1,259                                         467
Net decrease in federal funds purchased                      (9,475)                                     (4,550)
Net increase in securities sold
    under repurchase agreements                               1,705                                         231
Dividends paid                                                 (640)                                       (600)
                                                         -----------                                 -----------

Net cash provided by (used in) financing activities  $       (4,978)                           $          6,061
                                                         -----------                                 -----------

Net increase in cash and cash equivalents                     5,217                                      12,846

Cash and cash equivalents at beginning of year               17,557                                      14,684
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       22,774                            $         27,530
                                                         ===========                                 ===========


                      VIRGINIA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (IN THOUSANDS OF DOLLARS)



                                                                          THREE MONTHS ENDED
                                                          MARCH 31                                  MARCH 31
                                                            1999                                      1998
                                                         -----------                               -----------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                           $        1,689                          $          1,632
                                                         -----------                               -----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                173                                       134
    Provision for loan losses                                   149                                       238
    Loss (gain) on sale of assets                                 1                                         0
    Provision for deferred taxes                                  0                                         0
    Realized Gains on available for sale securities               0                                         0
    Increase in taxes payable                                    42                                       707
    (Increase) decrease in interest receivable                 (108)                                       85
    Increase  in interest payable                               220                                        95
    Increase in prepaid expenses                                (22)                                      (98)
    Increase in accrued expenses                                893                                       331
    Amortization and accretion                                  (15)                                       30
    Increase (decrease) in deferred income                        6                                        (6)
    Increase in fees receivable                                  (6)                                      (13)
                                                         -----------                               -----------

Total Adjustments                                    $        1,333                          $          1,503
                                                         -----------                               -----------

Net cash provided by operating activities            $        3,022                          $          3,135
                                                         ===========                               ===========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans            162                                         0

   Unrealized gain/loss available for sale securities          (489)                                       20



The accompanying notes are an integral part of these statements

                      VIRGINIA FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                            (IN THOUSANDS OF DOLLARS)


                                                                                         Accumulated
                                                                                          Other
                                                       Common     Caital    Retained    Comprehensive     Comprehensive
                                                        Stock     Surplus   Earnings     Income        Income       Total
                                                      ---------- ---------- ----------  ----------    ----------  ----------
Balances, December 31, 1997                              20,000     13,554      7,626         156                    41,336
    Comprehensive income:
        Net income                                                              1,632                     1,632       1,632
             Other comprehensive income net of tax:
                  Unrealized holding gains arising during the period
                       (net of tax, $6,735)                                                                  13
                                                                                                      ----------
              Other comprehensive income (net of tax, $6,735)                                  13            13          13
                                                                                                      ----------
               Total comprehensive income                                                                 1,645
                                                                                                      ==========
      Cash dividends ($0.15 per share)                                           (600)                                 (600)
                                                      ---------- ---------- ----------  ----------                ----------

Balances, March 31, 1998                               $ 20,000   $ 13,554    $ 8,658       $ 169                  $ 42,381
                                                      ========== ========== ==========  ==========                ==========

                                                                                         Accumulated
                                                                                          Other
                                                       Common     Caital    Retained    Comprehensive     Comprehensive
                                                        Stock     Surplus   Earnings     Income        Income       Total
                                                      ---------- ---------- ----------  ----------    ----------  ----------
Balances, December 31, 1998                              20,000     13,554     11,434         476                    45,464
    Comprehensive income:
        Net income                                                              1,689                     1,689       1,689
             Other comprehensive income net of tax:
                  Unrealized holding (losses) arising during the period
                       (net of tax, $166,356)                                                              (323)
                                                                                                      ----------
              Other comprehensive income (net of tax, $166,356)                              (323)         (323)       (323)
                                                                                                      ----------
               Total comprehensive income                                                                 1,366
                                                                                                      ==========
      Cash dividends ($0.16 per share)                                           (640)                                 (640)
                                                      ---------- ---------- ----------  ----------

Balances, March 31, 1999                               $ 20,000   $ 13,554   $ 12,483       $ 153                  $ 46,190
                                                      ========== ========== ==========  ==========                ==========


The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1998. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1999 and 1998, the company's financial position at March 31, 1999 and December 31, 1998, and cash flows for the three month periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

           On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which serves as the holding company of the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of March 31, 1999 and December 31, 1998 are summarized below.

                                                                               (000 Omitted)
                                                        March 31, 1999                    December 31, 1998
                                                                 Unrealized                              Unrealized
                                          Book        Market     Gain (Loss)       Book       Market     Gain (Loss)
                                          ----        ------     -----------       ----       -----      ----------
Securities Available for Sale

        U.S. Treasury Securities          $ 9,146      $ 9,216         $ 70       $ 11,139    $ 11,254         $ 115
        U.S. Agency Securities             43,163       43,307          144         48,163      48,646           483
        Obligations of State and
           Political Subdivisions          12,194       12,224           30          9,910      10,031           121
        Other Securities                    7,759        7,747          (12)         8,371       8,373             2
                                       -----------  -----------  -----------     ----------  ----------  ------------
Total Securities Available for Sale      $ 72,262     $ 72,494        $ 232       $ 77,583    $ 78,304         $ 721
                                       ===========  ===========  ===========     ==========  ==========  ============



Securities Held to Maturity

        U.S. Treasury Securities            $ 972        $ 976          $ 4            $ 0         $ 0           $ 0
        U.S. Agency Securities             32,070       31,828         (242)        32,190      32,131           (59)
        Obligations of State and
           Political Subdivisions          19,392       19,666          274         19,798      20,180           382
        Other Securities                      487          487            0              0           0             0
                                       -----------  -----------  -----------     ----------  ----------  ------------
Total Securities Held to Maturity        $ 52,921     $ 52,957         $ 36       $ 51,988    $ 52,311         $ 323
                                       ===========  ===========  ===========     ==========  ==========  ============


                        VIRGINIA FINANCIAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:




                                                                      March 31, 1999      December 31, 1998
                                                                      --------------      -----------------
              Real Estate Loans:
               Construction and Land Development                        $ 5,542            $ 20,065
               Secured by Farm Land                                       3,922               1,284
               Secured by 1-4 Family residential                        115,367             113,477
               Other Real Estate Loans                                   68,920              59,752
             Loans to Farmers (Except Those Secured by Real Estate)       2,495               2,598
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 36,607              37,693
             Loans to Individuals for Personal Expenditures              41,545              43,676
             All Other Loans                                              1,224                 368
                                                                    ------------        ------------
                   Total Loans                                          275,622             278,913
             Less Unearned Income Reflected in Loans                        326                 344
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                      $ 275,296           $ 278,569
                                                                    ============        ============



The Bank had loans in a Nonaccrual category of $1,973 on December 31, 1998 and $1,784 on March 31, 1999


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses


                                                                          For the Three Months Ended

                                                                      March 31, 1999       March 31, 1998
                                                                      --------------      --------------
             Balance at Beginning of Period                               3,212               3,753

             Charge-Offs                                                   (191)               (176)

             Recoveries                                                      20                  12
                                                                    ------------        ------------

             Net Charge-Offs                                               (171)               (164)

             Provision for Loan Losses                                      149                 238
                                                                    ------------        ------------

             Balance at End of Period                                   $ 3,190             $ 3,827
                                                                    ============        ============



Note 5.      New Accounting Pronouncements

                           In June 1998, The Financial Accounting Standards
             Board issued Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The Statement also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. Statement No 133 is effective for all fiscal years beginning after June 15, 1999. Management is currently reviewing this statement to determine the impact, if any, it will have since the Company does not currently employ such derivative instruments and does not intend to do so in the future.

                             The effects of these Statements on the company's
             consolidated financial statements are not expected to be material.

Part 1
Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net income for the first quarter of 1999 was $1,689,000 compared to $1,632,000 for the first quarter of 1998. This represents an increase of $57,000 or 3.49%. Interest income decreased $28,000 and Total Earning Assets decreased $725,000, and the yield on average earning assets decreased from 8.10% to 7.73% comparing the first quarter of 1999 to the first quarter 1998. Interest-bearing liabilities decreased by $1,699,000 and interest expense decreased $78,000 comparing the two quarters. The interest spread decreased from 3.58% to 3.41% comparing the first quarter of 1999 and 1998. Non-interest income increased $341,000 the first quarter of 1999 compared to 1998. This increase was due to increases in fee income and fiduciary income. Non-interest expense increased the first quarter of 1999 compared to the first quarter of 1998 by $448,000. This increase was due to increases in salaries and employee benefits and other non-interest operating expenses.

Financial Condition

         Total assets decreased $2,468,000 the first quarter of 1999 compared to an increase of $8,832,000 the first quarter of 1998. Deposit growth was $3,433,000 the first quarter of 1999 and $10,980,000 the first quarter of 1998. The deposit growth in 1999 was in Money Market Checking and Time Deposits, while in 1998 it was primarily in Time Deposits. The investment portfolio was reduced by $4,877,000 the first quarter of 1999 and reduced by $5,927,000 the first quarter of 1998. The reduction in the investment portfolio along with a decrease in Cash & Due From Banks of $2,208,000 in 1999 were used to increase Federal Funds sold by $7,425,000. During the first quarter of 1998 the deposit growth and the reduction of the investment portfolio was used to fund loan growth of $1,959,000, Federal Funds sold by $12,050,000 and the reduction of Federal Funds purchased by $4,550,000.

Future Operations

         The Bank opened, effective April 23, 1999, an office at 100 Lucy Lane, Waynesboro, Virginia, providing another full service bank to the Waynesboro area. The Bank has also been continuing its construction of a 4,000 square foot branch located at 1197 North Lee Highway, Lexington, Virginia. The anticipated opening date of this branch is July 30, 1999. The expansion in Waynesboro, Virginia will provide Planters Bank with relief from the overflow of the present office at Poplar and Ohio Street plus serve the southern portion of the city. The expansion in Lexington, Virginia will provide the Bank with a presence in that market area.

Year 2000

         In 1997, the Corporation initiated a review and assessment of all data processing systems, hardware and software to confirm that it will function properly in the Year 2000. Based on this assessment, the Corporation's data processing systems, hardware and banking software are currently Year 2000 compliant. However, testing is required to confirm this. Testing began in the second quarter of 1998 and will continue through the second quarter of 1999. For certain other systems, the Corporation has replaced or modified, or will replace or modify, certain pieces of hardware and/or software so that the systems will properly function in the Year 2000. For systems on which the Corporation relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

         The Corporation has also initiated formal communications with all significant loan customers to determine the extent to which the Corporation is vulnerable to those third parties' failures to remedy their own Year 2000 issues. The Corporation believes that exposure to customers who are not Year 2000 compliant is minimal

         The Corporation plans to complete the majority of the Year 2000 project by June 30, 1999. To date, the Corporation has expensed $22,776 related to the assessment of, and efforts in connection with, the Year 2000 issue. Remaining expenditures are not expected to have material effects on the Corporation's consolidated statements.



Part 1
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in information reported as of December 31, 1998, in Form 10-K.



                                                                    VIRGINIA FINANCIAL CORPORATION
                                                         AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                           (000 Omitted)
                                                                      Three Months Ended March 31
                                                                1999                                   1998
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                         $ 99,110    $ 1,477       5.96%        $ 92,863    $ 1,384     5.96%
   Tax-exempt (1)                                    27,782        462       6.65%          15,405        256     6.65%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                         $ 126,892    $ 1,939       6.11%       $ 108,268    $ 1,640     6.06%

Loans (net of earned income):
   Taxable                                          271,977      5,798       8.53%         269,208      6,034     8.97%
   Tax-Exempt (1)                                       131          2       6.11%             339          5     5.90%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                272,108      5,800       8.53%         269,547      6,039     8.96%
Fed Funds Sold and Repurchase Agreemen s              3,486         41       4.70%           4,446         60     5.40%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       402,486      7,780       7.73%         382,261      7,739     8.10%
Less Allowance for Loan Losses                       (3,250)                                (3,827)
Total Nonearning Assets                              29,409                                 26,241
                                                 -----------                            -----------
         Total Assets                             $ 428,645                              $ 404,675
                                                 ===========                            ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
         NOW Accounts                              $ 45,326      $ 282       2.49%        $ 41,558      $ 285     2.74%
         Money Market Savings                        55,340        470       3.40%          58,263        564     3.81%
         Regular Savings                             36,821        270       2.93%          34,534        253     2.93%
         Certificates of Deposit:
            Less than $100,000                      146,562      1,923       5.25%         146,573      1,974     5.39%
            $100,000 and More                        25,827        325       5.03%          20,829        319     6.13%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     309,876      3,270       4.22%         301,757      3,395     4.50%

Fed Funds Purchased                                   2,435         23       3.78%             568          8     5.63%
Short Term Borrowings                                 9,506        106       4.46%           5,613         74     5.27%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  321,817      3,399       4.32%         307,938      3,477     4.52%

Noninterest Bearing Liabilities
         Demand Deposits                             58,764                                 52,572
         Other Liabilities                            2,089                                  2,048
                                                 -----------                            -----------
Total Liabilities                                   382,670                                362,558
Stockholders' Equity                                 45,975                                 42,117
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 428,645                              $ 404,675

Net Interest Income                                              4,381                                  4,262
Interest Rate Spread                                                         3.41%                                3.58%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.38%                                3.64%
Net Interest Margin                                                          4.35%                                4.46%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1999

                    VIRGINIA FINANCIAL CORPORATION

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of March 31, 1999 neither the corporation nor the bank was a party to any legal proceedings.

ITEM 2. NOT APPLICABLE

ITEM 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Quarter ended March 31, 1999.

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the Quarter ended March 31, 1999.

           Exhibit 27 See attached.




                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Virginia Financial Corporation
                                  (Registrant)



Date         May 17, 1999                 /s/  Fred D. Bowers
--------------------------             ---------------------------------------
                                        Fred D. Bowers, Secretary/Treasurer
                                         (Principal Accounting Officer and Duly
                                             Authorized Officer)