Form 10-Q
period 1999-06-30
VIRGINIA FINANCIAL CORP
filed 1999-08-13
CIK 1036070

============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      NONE
       (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.     Yes     X       No
                                                           --------      -------

    Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                    Outstanding as of Aug 1, 1999: 4,000,000

================================================================================

                         VIRGINIA FINANCIAL CORPORATION

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statement of Income                             3

                  Consolidated Balance Sheet                                   5

                  Consolidated Statements of Cash Flows                        6

                  Consolidated Statements of Changes
                  in Stockholders' Equity                                      8

                  Notes to Consolidated Financial Statements                   9

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition               11

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                           12

Part II. Other Information

         Item 1.  Legal Proceedings                                           14

         Item 4.  Submission of Matters to a
                  Vote of Security Holders                                    14

         Item 6.  Exhibits and Reports on Form 8-K                            14

         Signature                                                            15

Part 1
Item 1.
                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                               THREE MONTHS ENDED
                                                             JUNE 30                                     JUNE 30
                                                               1999                                        1998
                                                       -------------------                        ---------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         3,992                            $          4,098
   To Finance Agriculture & Farmers                                 64                                          77
   Commercial & Industrial                                         891                                         883
   Individuals for Household & Personal                            828                                         917
   Obligations of State & Political Tax-Exempt                       1                                           3
   Other                                                            13                                           0

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,281                                       1,424
   State & Political-Taxable                                        57                                          37
   State & Political-Tax Exempt                                    313                                         194
   Other Domestic Debt Securities                                   17                                           0
    Equity Securities                                               87                                           5
Interest on Federal Funds Sold                                     104                                          78
                                                            -----------                                 -----------
   Total Interest Income                                         7,648                                       7,716
                                                            -----------                                 -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    292                                         301
   Money Market Accounts                                           481                                         556
   Other Savings Deposits                                          278                                         259
   CD's of 100M or More                                            337                                         297
   All Other Time Deposits                                       1,847                                       2,039

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         118                                          83
                                                            -----------                                 -----------
Total Interest Expense                                           3,353                                       3,535
                                                            -----------                                 -----------
Net Interest Income                                              4,295                                       4,181
Provision for Loan Losses                                          263                                         170
                                                            -----------                                 -----------
   Net Interest Income after Provision for Loan Losses           4,032                                       4,011
                                                            -----------                                 -----------

Noninterest Income:
   Trust Department Income                                         379                                         312
   Service Charges on Deposit Accts.                               309                                         218
   Other Fee Income                                                461                                         399
   All Other Non-Interest Income                                   213                                          28
                                                            -----------                                 -----------
   Total Noninterest Income                                      1,362                                         957
                                                            -----------                                 -----------

Noninterest Expense:
  Salaries & Employee Benefits                                   1,707                                       1,471
  Expense of Premise & Fixed Assets                                366                                         283
  Other Non-Interest Expense                                     1,005                                         762
                                                            -----------                                 -----------
   Total Non-Interest Expense                                    3,078                                       2,516
                                                            -----------                                 -----------
Income Before Income Taxes                                       2,316                                       2,452
Provision for Income Taxes                                         698                                         776
                                                            -----------                                 -----------
Net Income                                             $         1,618                            $          1,676
                                                            ===========                                 ===========
Per Share Data Net Income, basic and diluted           $          0.40                            $           0.42
Cash Dividends                                         $          0.16                            $           0.15



The accompanying notes are an integral part of these statements

Part 1
Item 1.
                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                                   SIX MONTHS ENDED
                                                             JUNE 30                                     JUNE 30
                                                               1999                                        1998
                                                       -------------------                        ---------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         7,986                            $          8,265
   To Finance Agriculture & Farmers                                132                                         147
   Commercial & Industrial                                       1,762                                       1,760
   Individuals for Household & Personal                          1,691                                       1,836
   Obligations of State & Political Tax-Exempt                       2                                           6
   Other                                                            13                                           0

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              2,603                                       2,771
   State & Political-Taxable                                       107                                          74
   State & Political-Tax Exempt                                    619                                         363
   Other Domestic Debt Securities                                   22                                           0
    Equity Securities                                              188                                           5
Interest on Federal Funds Sold                                     145                                         139
                                                            -----------                                 -----------
   Total Interest Income                                        15,270                                      15,366
                                                            -----------                                 -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    574                                         586
   Money Market Accounts                                           952                                       1,120
   Other Savings Deposits                                          548                                         512
   CD's of 100M or More                                            662                                         616
   All Other Time Deposits                                       3,769                                       4,013

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         247                                         165
                                                            -----------                                 -----------
Total Interest Expense                                           6,752                                       7,012
                                                            -----------                                 -----------
Net Interest Income                                              8,518                                       8,354
Provision for Loan Losses                                          411                                         408
                                                            -----------                                 -----------
   Net Interest Income after Provision for Loan Losses           8,107                                       7,946
                                                            -----------                                 -----------

Noninterest Income:
   Trust Department Income                                         766                                         622
   Service Charges on Deposit Accts.                               610                                         435
   Other Fee Income                                              1,010                                         774
   All Other Non-Interest Income                                   244                                          53
                                                            -----------                                 -----------
   Total Noninterest Income                                      2,630                                       1,884
                                                            -----------                                 -----------

Noninterest Expense:
  Salaries & Employee Benefits                                   3,333                                       2,908
  Expense of Premise & Fixed Assets                                716                                         578
  Other Non-Interest Expense                                     1,942                                       1,494
                                                            -----------                                 -----------
   Total Non-Interest Expense                                    5,991                                       4,980
                                                            -----------                                 -----------
Income Before Income Taxes                                       4,746                                       4,850
Provision for Income Taxes                                       1,439                                       1,542
                                                            -----------                                 -----------
Net Income                                             $         3,307                            $          3,308
                                                            ===========                                 ===========
Per Share Data Net Income, basic and diluted           $          0.83                            $           0.83
Cash Dividends                                         $          0.32                            $           0.30



The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                            (IN THOUSANDS OF DOLLARS)

                                                          JUNE 30                                     DECEMBER 31
                                                            1999                                        1998
                                                         -----------                                 -----------
ASSETS
Cash & Due from Banks                                $       16,353                            $         17,557
Federal Funds Sold                                            6,175                                           0
Securities -
  U.S. Government                                             3,976                                      11,254
  U.S. Agencies                                              83,692                                      80,836
  Municipal Bonds                                            33,248                                      29,829
  Equity Securities                                           5,416                                       7,873
  Corporate Securities                                        1,223                                         500
                                                         -----------                                 -----------
     Total Securities                                       127,555                                     130,292

Loans
   Secured by Real Estate                                   194,249                                     194,383
   To Finance Agriculture & Farmers                           2,642                                       2,598
   Commercial & Industrial                                   36,494                                      37,693
   Individuals for Household & Personal                      40,285                                      43,527
   Obligations of State & Political
   Tax Exempt                                                    59                                         164
   Other Loans                                                1,476                                         204
                                                         -----------                                 -----------
     Total Loans                                            275,205                                     278,569
Less Reserve for
  Loan Losses                                                (3,193)                                     (3,212)
                                                         -----------                                 -----------
     Net Loans                                              272,012                                     275,357

Bank Premises and Equipment                                   6,420                                       5,782
Deposit Intangibles                                             230                                         242
Other Assets                                                  5,883                                       4,910
                                                         -----------                                 -----------
     Total Assets                                    $      434,628                            $        434,140
                                                         ===========                                 ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                             $       60,596                            $         62,608
  NOW Accounts                                               46,077                                      45,938
  Money Market Checking                                      56,703                                      53,393
  Savings                                                    37,873                                      37,226
  Time Deposits                                             173,147                                     171,267
                                                         -----------                                 -----------
     Total Deposits                                         374,396                                     370,432


Securities Sold Under
  Agmt. to Repurchase                                        11,970                                       7,695
Federal Funds Purchased                                           0                                       9,475
Other Liabilities                                             1,721                                       1,074

Stockholders' Equity
  Common Stock                                               20,000                                      20,000
  Surplus                                                    13,554                                      13,554
  Retained Earnings                                          13,461                                      11,434
  Accumulated Other Comprehensive Income                       (474)                                        476
                                                         -----------                                 -----------
     Total Stockholder's Equity                              46,541                                      45,464
                                                         -----------                                 -----------
     Total Liabilities
     and Stockholders' Equity                        $      434,628                            $        434,140
                                                         ===========                                 ===========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                                SIX MONTHS ENDED
                                                          JUNE 30                                       JUNE
                                                            1999                                        1998
                                                         -----------                                 -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $       15,310                            $         15,227
Fees and other non-interest income                            2,464                                       1,872
Interest paid                                                (6,499)                                     (6,738)
Cash paid to suppliers and employees                         (5,320)                                     (4,301)
Income taxes paid                                            (1,560)                                     (1,703)
                                                         -----------                                 -----------

Net cash provided by operating activities            $        4,395                            $          4,357
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     25,999                                      27,380
Proceeds from sales of securities                            12,307                                           0
Purchases of securities                                     (36,879)                                    (31,048)
Net decrease in loans                                         2,934                                       1,806
Proceeds from sale of assets                                    226                                           1
Capital expenditures                                         (1,089)                                       (409)
Net increase in other assets                                    (27)                                        (31)
Other real estate acquired in settlement of loans              (540)                                          0
Proceeds from sale of other real estate                         161                                           0
                                                         -----------                                 -----------

Net cash provided by (used in) investing activities  $        3,092                            $         (2,301)
                                                         -----------                                 -----------

Cash flows from financing activities

Net increase in certificates of deposit                       1,881                                       8,040
Net increase in demand & savings deposits                     2,083                                       1,056
Net decrease in federal funds purchased                      (9,475)                                     (4,550)
Net increase in securities sold
    under repurchase agreements                               4,275                                       1,205
Dividends paid                                               (1,280)                                     (1,200)
                                                         -----------                                 -----------

Net cash provided by (used in) financing activities  $       (2,516)                           $          4,551
                                                         -----------                                 -----------

Net increase in cash and cash equivalents                     4,971                                       6,607

Cash and cash equivalents at beginning of year               17,557                                      14,684
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       22,528                            $         21,291
                                                         ===========                                 ===========

                         VIRGINIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (IN THOUSANDS OF DOLLARS)


                                                                                   SIX MONTHS ENDED
                                                                          JUNE 30                  JUNE 30
                                                                           1999                     1998
                                                                        -----------              -----------


Reconciliation of net income to net cash provided by operating activities

Net income                                                            $      3,307         $          3,308
                                                                         -----------              -----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                               358                      262
    Provision for loan losses                                                  411                      408
    Gain on sale of assets                                                    (133)                       0
    Provision for deferred taxes                                                 0                        0
    Realized gain on available for sale securities                             (42)                       0
    Increase (decrease) in taxes payable                                        10                      (61)
    (Increase) decrease in interest receivable                                 138                     (117)
    Increase  in interest payable                                              253                      274
    Increase in prepaid expenses                                              (290)                    (269)
    Increase in accrued expenses                                               398                      529
    Amortization and accretion                                                 (30)                      41
    Increase (decrease) in deferred income                                       5                       (6)
    (Increase) decrease in fees receivable                                      10                      (12)
                                                                         -----------              -----------

Total Adjustments                                                   $        1,088         $          1,049
                                                                         -----------              -----------

Net cash provided by operating activities                           $        4,395         $          4,357
                                                                         ===========              ===========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans                           540                        0
                                                                         ===========              ===========

   Unrealized gain (loss) on securities available for sale                  (1,440)                      (8)
                                                                         ===========              ===========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                            (IN THOUSANDS OF DOLLARS)


                                                                                         Accumulated
                                                                                           Other
                                                       Common     Caital    Retained   Comprehensive  Comprehensive
                                                        Stock     Surplus   Earnings      Income         Income       Total
                                                      ---------- ---------- ----------  -----------    ----------  ----------

Balances, December 31, 1997                              20,000     13,554      7,626         155                    41,335
    Comprehensive income:
        Net income                                                              3,308                     3,308       3,308
        Other comprehensive income net of tax,
            unrealized holding gains arising during
            the period (net of tax, $2,590)                                                    (5)           (5)         (5)
                                                                                                      ----------
        Total comprehensive income                                                                        3,303
                                                                                                      ==========
     Cash dividends ($0.15 per share)                                          (1,200)                               (1,200)
                                                      ---------- ---------- ----------  ----------                ----------

Balances, June 30, 1998                                  20,000     13,554      9,734         150                    43,438
                                                      ========== ========== ==========  ==========                ==========






                                                                                         Accumulated
                                                                                          Other
                                                       Common     Caital    Retained    Comprehensive     Comprehensive
                                                        Stock     Surplus   Earnings     Income        Income       Total
                                                      ---------- ---------- ----------  ----------    ----------  ----------

Balances, December 31, 1998                              20,000     13,554     11,434         476                    45,464
    Comprehensive income:
        Net income                                                              3,307                     3,307       3,307
        Other comprehensive income net of tax,
            unrealized holding (losses) arising during
            the period (net of tax, $489,525)                                                (950)         (950)       (950)
                                                                                                      ----------
        Total comprehensive income                                                                        2,357
                                                                                                      ==========
    Cash dividends ($0.16 per share)                                           (1,280)                               (1,280)
                                                      ---------- ---------- ----------  ----------                ----------

Balances, June 30, 1999                                  20,000     13,554     13,461        (474)                   46,541
                                                      ========== ========== ==========  ----------                ==========



The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1998. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended June 30, 1999 and 1998, the company's financial position at June 30, 1999 and December 31, 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

           On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which will serve as the holding company of the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of June 30, 1999 and December 31, 1998 are summarized below.




                                                                                     (IN THOUSANDS OF DOLLARS)
                                                    June 30, 1999                               December 31, 1998
                                                                 Unrealized                              Unrealized
                                          Book        Market     Gain (Loss)       Book       Market     Gain (Loss)
                                       ----------   ----------  ------------     ---------   ---------  ------------
Securities Available for Sale

        U.S. Treasury Securities         $  3,000     $  3,004       $    4       $ 11,139    $ 11,254      $    115
        U.S. Agency Securities             40,126       39,926         (200)        48,163      48,646           483
        Obligations of State and
           Political Subdivisions          14,561       14,111         (450)         9,910      10,031           121
        Other Securities                    6,225        6,152          (73)         8,371       8,373             2
                                       -----------  -----------  -----------     ----------  ----------  ------------
Total Securities Available for Sale      $ 63,912     $ 63,193       $ (719)      $ 77,583    $ 78,304      $    721
                                       ===========  ===========  ===========     ==========  ==========  ============



Securities Held to Maturity

        U.S. Treasury Securities            $ 972        $ 987         $ 15            $ 0         $ 0           $ 0
        U.S. Agency Securities             43,766       43,027         (739)        32,190      32,131           (59)
        Obligations of State and
           Political Subdivisions          19,137       19,112          (25)        19,798      20,180           382
        Other Securities                      487          493            6              0           0             0
                                       -----------  -----------  -----------     ----------  ----------  ------------
Total Securities Held to Maturity       $  64,362     $ 63,619       $ (743)      $ 51,988    $ 52,311      $    323
                                       ===========  ===========  ===========     ==========  ==========  ============

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:


                                                                   June 30, 1999      December 31, 1998
                                                                   -------------      -----------------

             Real Estate Loans:
               Construction and Land Development                        $ 4,419            $ 20,065
               Secured by Farm Land                                       3,698               1,284
               Secured by 1-4 Family residential                        113,022             113,477
               Other Real Estate Loans                                   73,405              59,752
             Loans to Farmers (Except Those Secured by Real Estate)       2,642               2,598
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 36,494              37,693
             Loans to Individuals for Personal Expenditures              40,285              43,676
             All Other Loans                                              1,535                 368
                                                                    ------------        ------------
                   Total Loans                                          275,500             278,913
             Less Unearned Income Reflected in Loans                        295                 344
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                      $ 275,205           $ 278,569
                                                                    ============        ============


The Bank had loans in a Nonaccrual category of $1,973 on December 31, 1998 and $1,038 on June 30, 1999


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses
                                                                         For the Six Months Ended

                                                                    June 30, 1999       June 30, 1998
                                                                    -------------       -------------
             Balance at Beginning of Period                               3,212               3,753
                                                                    ------------        ------------


             Charge-Offs                                                   (469)               (637)

             Recoveries                                                      39                  23
                                                                    ------------        ------------

             Net Charge-Offs                                               (430)               (614)

             Provision for Loan Losses                                      411                 408
                                                                    ------------        ------------

             Balance at End of Period                                   $ 3,193             $ 3,547
                                                                    ============        ============


Note 5.      New Accounting Pronouncements

                           In June 1998, The Financial Accounting Standards
             Board issued Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The Statement also allows securities classified as held-to-maturity to be transferred to the available-for-sale category at the date of initial application of this standard. Statement No 133 is effective for all fiscal years beginning after June 15, 2000. Management is currently reviewing this statement to determine the impact, if any, it will have since the Company does not currently employ such derivative instruments and does not intend to do so in the future.

                             The effects of these Statements on the company's
             consolidated financial statements are not expected to be material.

Part 1
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Net income for the second quarter of 1999 was $1,618,000 compared to $1,676,000 for the second quarter of 1998. This represents a decrease of $58,000 or 3.46%. Interest income decreased $68,000 and Total Earning Assets increased $74,000, and the yield on average earning assets decreased from 8.04% to 7.70% comparing the second quarter of 1999 to the second quarter 1998. Interest-bearing liabilities increased by $776,000 and interest expense decreased $182,000 comparing the two quarters. The interest spread remained the same comparing the second quarter of 1999 and 1998. Non-interest income increased $405,000 the second quarter of 1999 compared to 1998. This increase was due to increases in fee income, fiduciary income and gains from the sale of available-for-sale securities and other assets. Non-interest expense increased the second quarter of 1999 compared to the second quarter of 1998 by $562,000. This increase was due to increases in salaries and employee benefits and other non-interest operating expenses.

Financial Condition
-------------------

         Total assets increased $2,956,000 the second quarter of 1999 compared to a decrease of $242,000 the second quarter of 1998. Assets the first six months of 1999 increased $488,000 or 0.11% compared to an increase of $8,590,000 or 2.13% the first six months of 1998. Deposit growth was $531,000 the second quarter of 1999 while it decreased $1,884,000 the second quarter of 1998. Deposits the first six months of 1999 increased $3,964,000 or 1.07% compared to an increase of $9,096,000 or 2.58% the first six months of 1998. The deposit growth in 1999 has been in Money Market Checking and Time Deposits, while in 1998 it was primarily in Time Deposits. The investment portfolio was increased by $2,140,000 the second quarter of 1999 and increased by $9,603,000 the second quarter of 1998. Through the first six months of 1999, investments have decreased $2,737,000 or 2.15% compared to an increase of $3,676,000 or 3.24% the first six months of 1998. The reduction in the investment portfolio along with a decrease in the loan portfolio of $3,364,000 and Cash & Due From Banks of $1,204,000 in 1999 have been used to increase Federal Funds sold by $6,175,000. During the first six months of 1998 the deposit growth and the reduction of the loan portfolio was used to fund investment growth of $3,676,000, Federal Funds sold by $475,000, and reduce the amount of Federal Funds purchased by $4,550,000.

Future Operations
-----------------

         The Bank opened, effective April 23, 1999, an office at 100 Lucy Lane, Waynesboro, Virginia, providing another full service bank to the Waynesboro area. The Bank has also been continuing its construction of a 4,000 square foot branch located at 1197 North Lee Highway, Lexington, Virginia. The anticipated opening date of this branch is September 15, 1999. Along with the construction of two new branches, the bank has also purchased two other branches located at 9 Lloyd Tolley Road, Natural Bridge Station, Virginia and 2101 Forest Avenue, Buena Vista, Virginia. Planters Bank will begin the operations of these branches on August 20, 1999. The expansion in Waynesboro, Virginia will provide Planters Bank with relief from the overflow of the present office at Poplar and Ohio Street plus serve the southern portion of the city. The expansions in Lexington, Buena Vista, and Natural Bridge Station, Virginia will provide the Bank with a presence in those market areas.

Year 2000
---------

         The Year 2000 issue involves the risk that the computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or could create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Corporation, its suppliers, and its borrowers to address the Year 2000 issue could have a materially adverse effect on the Corporation's financial condition, results of operations, or liquidity.

         In 1997, the Corporation initiated a review and assessment of all data processing systems, hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, the Corporation's data processing systems, hardware and banking software are currently Year 2000 compliant. However, testing is required to confirm this. Testing began in the second quarter of 1998 and has continued through the second quarter of 1999. For certain other systems, the Corporation has replaced or modified, or will replace or modify, certain pieces of hardware and/or software so that the systems will properly function in the year 2000. For systems on which the Corporation relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

         The Corporation has also initiated formal communications with all significant loan customers to determine the extent to which the Corporation is vulnerable to those third parties' failures to remedy their own Year 2000 issues. The Corporation believes that exposure to customers who are not Year 2000 compliant is minimal.

         The Corporation has completed the majority of the Year 2000 project as of June 30, 1999. To date, the Corporation has expensed $23,403 related to the assessment of, and efforts in connection with, the Year 2000 issue. Remaining expenditures are not expected to have material effects on the Corporation's consolidated financial statements.

Part 1
Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in information reported as of December 31, 1998, in Form 10-K.

                         VIRGINIA FINANCIAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES


                                                                             (000 Omitted)
                                                                        Six Months Ended June 30
                                                                1999                                   1998
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                         $ 97,778    $ 2,902       5.94%        $ 95,924    $ 2,849     5.94%
   Tax-exempt (1)                                    28,985        963       6.64%          16,486        550     6.67%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                         $ 126,763    $ 3,865       6.10%       $ 112,410    $ 3,399     6.05%

Loans (net of earned income):
   Taxable                                          271,774     11,584       8.52%         269,342     12,008     8.92%
   Tax-Exempt (1)                                       104          3       5.77%             313         10     6.39%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                271,878     11,587       8.52%         269,655     12,018     8.92%
Fed Funds Sold and Repurchase Agreements              6,209        145       4.67%           5,128        139     5.42%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       404,850     15,597       7.70%         387,193     15,556     8.04%
Less Allowance for Loan Losses                       (3,250)                                (3,846)
Total Nonearning Assets                              30,449                                 25,925
                                                 -----------                            -----------
         Total Assets                             $ 432,049                              $ 409,272
                                                 ===========                            ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
         NOW Accounts                              $ 45,749      $ 574       2.51%        $ 42,426      $ 586     2.76%
         Money Market Savings                        55,848        952       3.41%          57,933      1,120     3.87%
         Regular Savings                             37,164        548       2.95%          34,745        512     2.95%
         Certificates of Deposit:
            Less than $100,000                      146,636      3,769       5.14%         146,267      4,013     5.49%
            $100,000 and More                        26,382        662       5.02%          22,560        616     5.46%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     311,779      6,505       4.17%         303,931      6,847     4.51%

Fed Funds Purchased                                   1,076         24       4.46%             313         10     6.39%
Short Term Borrowings                                10,210        223       4.37%           5,892        155     5.26%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  323,065      6,752       4.18%         310,136      7,012     4.52%

Noninterest Bearing Liabilities
         Demand Deposits                             60,445                                 54,265
         Other Liabilities                            2,237                                  2,253
                                                 -----------                            -----------
Total Liabilities                                   385,747                                366,654
Stockholders' Equity                                 46,302                                 42,618
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 432,049                              $ 409,272
                                                 ===========                            ===========

Net Interest Income                                              8,845                                  8,544
Interest Rate Spread                                                         3.52%                                3.52%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.34%                                3.62%
Net Interest Margin                                                          4.37%                                4.41%



(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1999

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of June 30, 1999 neither the corporation nor the bank was a party to any legal proceedings.

ITEM 2. NOT APPLICABLE

ITEM 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Virginia Financial Corporation's annual meeting of shareholders was held on Monday, April 26, 1999 at the Corporation's main banking facility in Staunton, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated March 26, 1999 for the Corporation's Annual Meeting of Shareholders held April 26, 1999, filed with the Commission on March 26, 1999.

         One item was submitted to the shareholders to be voted upon; the election of directors of the company.

                  The votes cast for or against the election of directors of the company were as follows:

                                  Name                For        Against
                                  ----                ---        -------
                          Lee S. Baker             3,119,377        734
                          Benham M. Black          3,117,343      2,768
                          Harry V. Boney, Jr.      3,112,961      7,150
                          William P. Heath, Jr.    3,119,887        224
                          Jan S. Hoover            3,119,031      1,080
                          Martin F. Lightsey       3,119,887        224
                          James S. Quarforth       3,117,575      2,536


ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the Quarter ended June 30, 1999.

         Exhibit 27 See attached.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Virginia Financial Corporation
                                                          (Registrant)



Date         Aug 10, 1999                    /s/Fred D. Bowers
-------------------------------        -----------------------------------------
                                             Fred D. Bowers, Secretary/Treasurer
                                             (Principal Accounting Officer and
                                                    Duly Authorized Officer)