Form 10-Q
period 1999-09-30
VIRGINIA FINANCIAL CORP
filed 1999-11-15
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Sept 30, 1999

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

                                      NONE
 (Former name, former address and former fiscal year, if changed since last repo

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
    Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                   ----     ----


    Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                    Outstanding as of Nov 10, 1999: 3,997,198

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

Part 1 Item 1.
                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                             Three Months Ended
                                                             SEPT 30                                     SEPT 30
                                                               1999                                        1998
                                                       -------------------                        ---------------------

Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $         4,084                            $          4,138
   To Finance Agriculture & Farmers                                 61                                          79
   Commercial & Industrial                                         850                                         859
   Individuals for Household & Personal                            795                                         944
   Obligations of State & Political Tax-Exempt                       0                                           3
   Other                                                            10                                           0

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,389                                       1,381
   State & Political-Taxable                                        81                                          25
   State & Political-Tax Exempt                                    386                                         250
   Other Domestic Debt Securities                                   17                                           0
    Equity Securities                                               70                                          74
Interest on Earning Deposits Due From Banks                        103                                           0
Interest on Federal Funds Sold                                      49                                         125
                                                            -----------                                 -----------
   Total Interest Income                                         7,895                                       7,878
                                                            -----------                                 -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    296                                         293
   Money Market Accounts                                           516                                         588
   Other Savings Deposits                                          293                                         266
   CD's of 100M or More                                            332                                         344
   All Other Time Deposits                                       1,901                                       2,002

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         159                                         121
                                                            -----------                                 -----------
Total Interest Expense                                           3,497                                       3,614
                                                            -----------                                 -----------
Net Interest Income                                              4,398                                       4,264
Provision for Loan Losses                                          287                                         604
                                                            -----------                                 -----------
   Net Interest Income after Provision for Loan Losses           4,111                                       3,660
                                                            -----------                                 -----------

Noninterest Income:
   Trust Department Income                                         324                                         296
   Service Charges on Deposit Accts.                               306                                         302
   Other Fee Income                                                411                                         366
   All Other Non-Interest Income                                    46                                          20
                                                            -----------                                 -----------
   Total Noninterest Income                                      1,087                                         984
                                                            -----------                                 -----------

Noninterest Expense:
  Salaries & Employee Benefits                                   2,004                                       1,408
  Expense of Premise & Fixed Assets                                392                                         315
  Other Non-Interest Expense                                     1,012                                         809
                                                            -----------                                 -----------
   Total Non-Interest Expense                                    3,408                                       2,532
                                                            -----------                                 -----------
Income Before Income Taxes                                       1,790                                       2,112
Provision for Income Taxes                                         481                                         646
                                                            -----------                                 -----------
Net Income                                             $         1,309                            $          1,466
                                                            ===========                                 ===========
Per Share Data Net Income, basic and diluted           $          0.33                            $           0.37
Cash Dividends                                         $          0.16                            $           0.15


The accompanying notes are an integral part of these statements

Part 1 Item 1.
                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                             Nine Months Ended
                                                             SEPT 30                                     SEPT 30
                                                               1999                                        1998
                                                       -------------------                        ---------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $        12,070                            $         12,403
   To Finance Agriculture & Farmers                                193                                         226
   Commercial & Industrial                                       2,612                                       2,619
   Individuals for Household & Personal                          2,486                                       2,780
   Obligations of State & Political Tax-Exempt                       2                                           9
   Other                                                            23                                           0

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              3,992                                       4,152
   State & Political-Taxable                                       188                                          99
   State & Political-Tax Exempt                                  1,005                                         613
   Other Domestic Debt Securities                                   39                                           0
    Equity Securities                                              258                                          79
Interest on Earning Deposits Due From Banks                        103                                           0
Interest on Federal Funds Sold                                     194                                         264
                                                            -----------                                 -----------
   Total Interest Income                                        23,165                                      23,244
                                                            -----------                                 -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    870                                         879
   Money Market Accounts                                         1,468                                       1,708
   Other Savings Deposits                                          841                                         778
   CD's of 100M or More                                            994                                         960
   All Other Time Deposits                                       5,670                                       6,015

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         406                                         286
                                                            -----------                                 -----------
Total Interest Expense                                          10,249                                      10,626
                                                            -----------                                 -----------
Net Interest Income                                             12,916                                      12,618
Provision for Loan Losses                                          698                                       1,012
                                                            -----------                                 -----------
   Net Interest Income after Provision for Loan Losses          12,218                                      11,606
                                                            -----------                                 -----------

Noninterest Income:
   Trust Department Income                                       1,090                                         918
   Service Charges on Deposit Accts.                               917                                         737
   Other Fee Income                                              1,421                                       1,140
   All Other Non-Interest Income                                   289                                          73
                                                            -----------                                 -----------
   Total Noninterest Income                                      3,717                                       2,868
                                                            -----------                                 -----------

Noninterest Expense:
  Salaries & Employee Benefits                                   5,337                                       4,316
  Expense of Premise & Fixed Assets                              1,108                                         893
  Other Non-Interest Expense                                     2,954                                       2,303
                                                            -----------                                 -----------
   Total Non-Interest Expense                                    9,399                                       7,512
                                                            -----------                                 -----------
Income Before Income Taxes                                       6,536                                       6,962
Provision for Income Taxes                                       1,920                                       2,188
                                                            -----------                                 -----------
Net Income                                             $         4,616                            $          4,774
                                                            ===========                                 ===========
Per Share Data Net Income, basic and diluted           $          1.15                            $           1.19
Cash Dividends                                         $          0.48                            $           0.45


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                            (IN THOUSANDS OF DOLLARS)

                                                          SEPT 30                                     DECEMBER 31
                                                            1999                                        1998
                                                         -----------                                 -----------
ASSETS
Cash & Due from Banks                                $       15,269                            $         17,503
Interest Earning Deposits Due From Banks                     16,143                                          54
Federal Funds Sold                                                0                                           0
Securities -
  U.S. Government                                            11,393                                      11,254
  U.S. Agencies                                              84,932                                      80,836
  Municipal Bonds                                            44,906                                      29,829
  Equity Securities                                           4,234                                       7,873
  Corporate Securities                                        1,222                                         500
                                                         -----------                                 -----------
     Total Securities                                       146,687                                     130,292

Loans
   Secured by Real Estate                                   202,309                                     194,383
   To Finance Agriculture & Farmers                           2,543                                       2,598
   Commercial & Industrial                                   33,752                                      37,693
   Individuals for Household & Personal                      39,475                                      43,527
   Obligations of State & Political
   Tax Exempt                                                     7                                         164
   Other Loans                                                  437                                         204
                                                         -----------                                 -----------
     Total Loans                                            278,523                                     278,569
Less Reserve for
  Loan Losses                                                (3,280)                                     (3,212)
                                                         -----------                                 -----------
     Net Loans                                              275,243                                     275,357

Bank Premises and Equipment                                   7,547                                       5,782
Deposit Intangibles                                           2,217                                         242
Other Assets                                                  6,701                                       4,910
                                                         -----------                                 -----------
     Total Assets                                    $      469,807                            $        434,140
                                                         ===========                                 ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                             $       65,694                            $         62,608
  NOW Accounts                                               48,775                                      45,938
  Money Market Checking                                      59,733                                      53,393
  Savings                                                    42,468                                      37,226
  Time Deposits                                             188,076                                     171,267
                                                         -----------                                 -----------
     Total Deposits                                         404,746                                     370,432


Securities Sold Under
  Agmt. to Repurchase                                        10,190                                       7,695
Federal Funds Purchased                                       6,625                                       9,475
Other Liabilities                                             1,773                                       1,074

Stockholders' Equity
  Common Stock                                               19,986                                      20,000
  Surplus                                                    13,478                                      13,554
  Retained Earnings                                          14,130                                      11,434
  Accumulated Other Comprehensive Income                     (1,121)                                        476
                                                         -----------                                 -----------
     Total Stockholder's Equity                              46,473                                      45,464
                                                         -----------                                 -----------
     Total Liabilities
     and Stockholders' Equity                        $      469,807                            $        434,140
                                                         ===========                                 ===========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                            Nine Months Ended
                                                          SEPT 30                                     SEPT 30
                                                            1999                                        1998
                                                         -----------                                 -----------


CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                    $       22,422                            $         22,934
Fees and other non-interest income                            3,553                                       2,853
Interest paid                                               (10,059)                                    (10,513)
Cash paid to suppliers and employees                         (8,311)                                     (6,546)
Income taxes paid                                            (2,084)                                     (2,294)
                                                         -----------                                 -----------

Net cash provided by operating activities            $        5,521                            $          6,434
                                                         -----------                                 -----------

Cash flows from investing activities

Maturities of securities                                     35,444                                      42,020
Proceeds from sales of securities                            18,505                                       3,745
Purchases of securities                                     (72,576)                                    (53,976)
Net increase in loans                                          (584)                                     (1,928)
Proceeds from sale of assets                                    226                                           1
Capital expenditures                                         (2,411)                                       (967)
Net increase in other assets                                 (2,102)                                       (164)
Other real estate acquired in settlement of loans              (540)                                        (21)
Proceeds from sale of other real estate                         422                                           0
                                                         -----------                                 -----------

Net cash used in investing activities                $      (23,616)                           $        (11,290)
                                                         -----------                                 -----------

Cash flows from financing activities

Net increase in certificates of deposit                      16,810                                       7,390
Net increase in demand & savings deposits                    17,505                                       3,160
Net decrease in federal funds purchased                      (2,850)                                     (4,550)
Net increase in securities sold
    under repurchase agreements                               2,495                                       5,096
Payment to repurchase common stock                              (90)                                          0
Dividends paid                                               (1,920)                                     (1,800)
                                                         -----------                                 -----------

Net cash provided by financing activities            $       31,950                            $          9,296
                                                         -----------                                 -----------

Net increase (decrease) in cash and cash equivalents         13,855                                       4,440

Cash and cash equivalents at beginning of year               17,557                                      14,685
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       31,412                            $         19,125
                                                         ===========                                 ===========

                         VIRGINIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (IN THOUSANDS OF DOLLARS)

                                                                          Nine Months Ended
                                                          SEPT 30                                   SEPT 30
                                                            1999                                     1998
                                                         -----------                               ----------

Reconciliation of net income to net cash provided by operating activities

Net income                                           $        4,616                          $         4,774
                                                         -----------                               ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                554                                      412
    Provision for loan losses                                   698                                    1,012
    Gain on sale of assets                                     (128)                                       0
    Provision for deferred taxes                                  0                                        0
    Gain on sale of investment securities                       (58)                                       0
    Decrease in taxes payable                                     0                                      (61)
    (Increase) in interest receivable                          (604)                                    (243)
    Increase  in interest payable                               190                                      113
    Increase in prepaid expenses                               (288)                                    (117)
    Increase in accrued expenses                                521                                      536
    Amortization and accretion                                   (8)                                      30
    Increase (decrease) in deferred income                        6                                       (8)
    (Increase) decrease in fees receivable                       22                                      (14)
                                                         -----------                               ----------

Total Adjustments                                    $          905                          $         1,660
                                                         -----------                               ----------

Net cash provided by operating activities            $        5,521                          $         6,434
                                                         ===========                               ==========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans            540                                        0
                                                         ===========                               ==========

   Unrealized gain (loss) on securities available for sale   (2,420)                                     897
                                                         ===========                               ==========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED SEPT 30, 1998 AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                                                         Accumulated
                                                                                           Other
                                                       Common     Caital    Retained    Comprehensive Comprehensive
                                                        Stock     Surplus   Earnings       Income        Income      Total
                                                      ---------- ---------- ----------  -------------  ----------  ---------


Balances, December 31, 1997                              20,000     13,554      7,626         155                   41,335
    Comprehensive income:
        Net income                                                              4,774                     4,774      4,774
        Other comprehensive income net of tax,
            unrealized holding gains arising during the period
            (net of tax, $304,970)                                                            592           592        592
                                                                                                      ----------
        Total comprehensive income                                                                        5,366
                                                                                                      ==========
     Cash dividends ($0.15 per share)                                          (1,800)                              (1,800)
                                                      ---------- ---------- ----------  -------------             ---------

Balances, Sept 30, 1998                                  20,000     13,554     10,600         747                   44,901
                                                      ========== ========== ==========  =============             =========


                                                                                         Accumulated
                                                                                            Other
                                                       Common     Caital    Retained    Comprehensive Comprehensive
                                                        Stock     Surplus   Earnings       Income        Income      Total
                                                      ---------- ---------- ----------  ------------- ----------   ---------


Balances, December 31, 1998                              20,000     13,554     11,434         476                   45,464
    Comprehensive income:
        Net income                                                              4,616                     4,616      4,616
        Other comprehensive income (loss) net of tax,
            unrealized holding (losses) arising during the period
            (net of tax, $822,819)                                                         (1,597)       (1,597)    (1,597)
                                                                                                      ----------
        Total comprehensive income                                                                        3,019
                                                                                                      ==========
    Repurchase of common stock                              (14)       (76)                                            (90)
    Cash dividends ($0.16 per share)                                           (1,920)                              (1,920)
                                                      ---------- ---------- ----------  -------------             ---------

Balances, Sept 30, 1999                                  19,986     13,478     14,130      (1,121)                  46,473
                                                      ========== ========== ==========  -------------             =========



The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1998. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine month periods ended Sept 30, 1999 and 1998, the company's financial position at Sept 30, 1999 and December 31, 1998, and cash flows for the nine month periods ended Sept 30, 1999 and 1998. These adjustments are of a normal recurring nature.

           On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which will serve as the holding company of the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of Sept 30, 1999 and December 31, 1998 are summarized below.




                                                                                     (IN THOUSANDS OF DOLLARS)
                                                    Sept 30, 1999                               December 31, 1998
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
Securities Available for Sale             ----       ------     -----------        ----       ------     -----------


        U.S. Treasury Securities          $ 5,935     $ 5,933          $ (2)      $ 11,139    $ 11,254         $ 115
        U.S. Agency Securities             37,627      37,179          (448)        48,163      48,646           483
        Obligations of State and
           Political Subdivisions          28,334      27,242        (1,092)         9,910      10,031           121
        Other Securities                    5,127       4,969          (158)         8,371       8,373             2
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Available for Sale      $ 77,023    $ 75,323      $ (1,700)      $ 77,583    $ 78,304         $ 721
                                       ===========  ==========  ============     ==========  ==========  ============



Securities Held to Maturity

        U.S. Treasury Securities          $ 5,460     $ 5,484          $ 24            $ 0         $ 0           $ 0
        U.S. Agency Securities             47,753      46,846          (907)        32,190      32,131           (59)
        Obligations of State and
           Political Subdivisions          17,664      17,509          (155)        19,798      20,180           382
        Other Securities                      487         487             0              0           0             0
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Held to Maturity        $ 71,364    $ 70,326      $ (1,038)      $ 51,988    $ 52,311         $ 323
                                       ===========  ==========  ============     ==========  ==========  ============

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:


                                                                    Sept 30, 1999     December 31, 1998
             Real Estate Loans:                                     -------------     -----------------

               Construction and Land Development                        $ 5,804            $ 20,065
               Secured by Farm Land                                       3,760               1,284
               Secured by 1-4 Family residential                        113,194             113,477
               Other Real Estate Loans                                   79,880              59,752
             Loans to Farmers (Except Those Secured by Real Estate)       2,543               2,598
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 33,752              37,693
             Loans to Individuals for Personal Expenditures              39,475              43,676
             All Other Loans                                                444                 368
                                                                    ------------        ------------
                   Total Loans                                          278,852             278,913
             Less Unearned Income Reflected in Loans                        329                 344
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                      $ 278,523           $ 278,569
                                                                    ============        ============


The Bank had loans in a Nonaccrual category of $1,973 on December 31, 1998 and $1,199 on Sept 30, 1999


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses

                                                                        For the Nine Months Ended

                                                                    Sept 30, 1999       Sept 30, 1998
                                                                    -------------       -------------
             Balance at Beginning of Period                               3,212               3,753
                                                                    ------------        ------------

             Charge-Offs                                                   (692)             (1,670)

             Recoveries                                                      62                  43
                                                                    ------------        ------------

             Net Charge-Offs                                               (630)             (1,627)

             Provision for Loan Losses                                      698               1,012
                                                                    ------------        ------------

             Balance at End of Period                                   $ 3,280             $ 3,138
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

                         VIRGINIA FINANCIAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                                    (000 Omitted)
                                                                                   Nine Months Ended Sept 30
                                                                1999                                   1998
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------

Securities:
   Taxable                                        $ 100,651    $ 4,487       5.94%        $ 96,348    $ 4,330     5.99%
   Tax-exempt (1)                                    30,161      1,523       6.73%          18,172        929     6.82%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                         $ 130,812    $ 6,010       6.13%       $ 114,520    $ 5,259     6.12%

Loans (net of earned income):
   Taxable                                          272,951     17,385       8.49%         268,304     18,029     8.96%
   Tax-Exempt (1)                                        78          3       5.13%             287         13     6.04%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                273,029     17,388       8.49%         268,591     18,042     8.96%
Interest Earning Deposits Due From Banks              2,482        103       5.55%               0          0     0.00%
Fed Funds Sold and Repurchase Agreements              5,428        194       4.77%           6,386        263     5.49%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       411,751     23,695       7.67%         389,497     23,564     8.07%
Less Allowance for Loan Losses                       (3,261)                                (3,138)
Total Nonearning Assets                              31,030                                 26,201
                                                 -----------                            -----------
         Total Assets                             $ 439,520                              $ 412,560
                                                 ===========                            ===========


LIABILITIES AND SHAREHOLDER EQUITY


Interest bearing deposits:
         NOW Accounts                              $ 46,294      $ 870       2.51%        $ 42,286      $ 879     2.77%
         Money Market Savings                        57,041      1,468       3.43%          58,856      1,708     3.87%
         Regular Savings                             38,005        841       2.95%          34,995        778     2.96%
         Certificates of Deposit:
            Less than $100,000                      149,255      5,671       5.07%         146,759      6,015     5.46%
            $100,000 and More                        26,194        994       5.06%          22,228        960     5.76%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     316,789      9,844       4.14%         305,124     10,340     4.52%

Fed Funds Purchased                                   1,128         37       4.37%             213          9     5.63%
Short Term Borrowings                                10,738        369       4.58%           6,913        277     5.34%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  328,655     10,250       4.16%         312,250     10,626     4.54%

Noninterest Bearing Liabilities
         Demand Deposits                             61,713                                 54,971
         Other Liabilities                            2,430                                  2,297
                                                 -----------                            -----------
Total Liabilities                                   392,798                                369,518
Stockholders' Equity                                 46,722                                 43,042
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 439,520                              $ 412,560
                                                 ===========                            ===========

Net Interest Income                                             13,445                                 12,618
Interest Rate Spread                                                         3.51%                                3.53%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.32%                                3.64%
Net Interest Margin                                                          4.35%                                4.43%



(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1998 and 1999

Part 1
Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
---------------------

         Net income for the third quarter of 1999 was $1,309,000 compared to $1,466,000 for the third quarter of 1998. This represents a decrease of $157,000 or 10.71%. During the third quarter interest income increased $247,000 and Total Earning Assets increased $32,470,000 while the yield on average earning assets decreased from 7.70% to 7.67%. Interest-bearing liabilities increased by $30,097,000 and interest expense increased $144,000 during the third quarter. The interest spread decreased from 3.52% to 3.51% comparing the third quarter and second quarter of 1999.
         Non-interest income increased $103,000 the third quarter of 1999 compared to 1998. This increase was due to increases in fee income, fiduciary income and gains from the sale of securities and other assets. Non-interest expense increased the third quarter of 1999 compared to the third quarter of 1998 by $876,000. This increase was due to increases in salaries and employee benefits and other non-interest operating expenses.

Financial Condition
-------------------

         Total assets increased $35,179,000 the third quarter of 1999 compared to an increase of $6,652,000 the third quarter of 1998. Assets the first nine months of 1999 increased $35,667,000 or 8.22% compared to an increase of $15,242,000 or 3.77% the first nine months of 1998. Deposit growth was $33,783,000 the third quarter of 1999 while it increased $1,454,000 the third quarter of 1998. Deposits the first nine months of 1999 increased $34,314,000 or 9.26% compared to an increase of $10,550,000 or 3.00% the first nine months of 1998. The deposit growth in 1999 has been in all deposit types, while in 1998 it was primarily in Time Deposits. The investment portfolio was increased by $14,255,000 the third quarter of 1999 and decreased by $436,000 the third quarter of 1998. Through the first nine months of 1999, investments have increased $16,395,000 or 12.58% compared to an increase of $9,167,000 or 8.08% the first nine months of 1998. The increase in asset size has led to the increase in the security portfolio and an increase in Interest Earning Deposits Due From Banks of $16,000,000. During the first nine months of 1999 the deposit growth was used to fund the investment growth.

Future Operations
-----------------

         The Bank opened, effective April 23, 1999, an office at 100 Lucy Lane, Waynesboro, Virginia, providing another full service bank to the Waynesboro area. The Bank also opened, effective September 23, 1999, a branch located at 1197 North Lee Highway, Lexington, Virginia. Along with the opening of these two branches, the Bank has also purchased two other branches located at 9 Lloyd Tolley Road, Natural Bridge Station, Virginia and 2101 Forest Avenue, Buena Vista, Virgina. The Bank began the operations of these branches on August 20, 1999. The expansion in Waynesboro, Virginia will provide Planters Bank with relief from the overflow of the present office at Poplar and Ohio Street plus serve the southern portion of the city. The expansions in Lexington, Buena Vista, and Natural Bridge Station, Virginia will provide the Bank with a presence in those market areas.

Year 2000
---------

         The Year 2000 issue involves the risk that the computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or could create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Corporation, its suppliers, and its borrowers to address the Year 2000 issue could have a materially adverse effect on the Corporation's financial condition, results of operations, or liquidity.
         In 1997, the Corporation initiated a review and assessment of all data processing systems, hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, the Corporation's data processing systems, hardware and banking software are currently Year 2000 compliant. However, testing is required to confirm this. Testing began in the second quarter of 1998 and has been completed in the third quarter of 1999. For certain other systems, the Corporation has replaced or modified certain pieces of hardware and/or software so that the systems will properly function in the year 2000. For systems on which the Corporation relies on third party vendors, these vendors have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant.

         The Corporation has also initiated formal communications with all significant loan customers to determine the extent to which the Corporation is vulnerable to those third parties' failures to remedy their own Year 2000 issues. The Corporation believes that exposure to customers who are not Year 2000 compliant is minimal.

         The Corporation does have in place contingency plans if any problems occur due to the Year 2000 issue. The Corporation has placed $13,000,000 into Interest Earning Bank Deposits Due From Banks that will mature before year end. As these term deposits mature, they will provide the Corporation with the ability to respond to above normal cash requests if necessary. Along with accounting for the potential cash problem, the Corporation has also installed a generator at the Rosser Avenue branch located at 100 Lucy Lane, Waynesboro, Virginia. This will allow the Corporation to continue its operations, out of this office, if there is any kind of power failure as a result of the year 2000 issue.

         The Corporation has completed the Year 2000 project as of Sept 30, 1999. To date, the Corporation has expensed $29,137 related to the assessment of, and efforts in connection with, the Year 2000 issue. Remaining expenditures are not expected to have material effects on the Corporation's consolidated financial statements.

Part 1
Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in information reported as of December 31, 1998, in Form 10-K.

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of Sept 30, 1999 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the Quarter ended September 30, 1999.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed during the Quarter ended Sept 30, 1999.

           Exhibit 27 See attached.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Virginia Financial Corporation
                                              (Registrant)



Date    Nov 10, 1999                     /s/Fred D. Bowers
-----------------------------       --------------------------------------------
                                        Fred D. Bowers, Secretary/Treasurer
                                          (Principal Accounting Officer and Duly
                                               Authorized Officer)