Form 10-K405
period 1999-12-31
VIRGINIA FINANCIAL CORP
filed 2000-03-28
CIK 1036070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K405

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999
                                             -----------------

                        Commission File Number   000-22283
                                              ----------------

                         VIRGINIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Virginia                                 54-1829288
---------------------------------               -------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                 Identification Number)

      24 South Augusta Street, Staunton, Virginia        24401
      -------------------------------------------        -----
        (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (540) 885-1232
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class     Name of each exchange on which registered:
        -------------------     ------------------------------------------
               None                               None

          Securities registered pursuant to section 12 (g) of the Act:

                     Common Stock, $5.00 par value per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, there were 3,990,938 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Corporation held by nonaffiliates was approximately $132,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
1999 Annual Report to Shareholders - Parts I and II
Notice of Annual Meeting and Proxy Statement dated March 24, 2000 - Part III

================================================================================

Item 1.  Business
         --------

The Company

     On November 14, 1996 the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company. Virginia Financial Corporation (hereinafter referred to as "the Company") serves as the holding company of the Bank. This transaction was consummated on January 2, 1997.

     The Company had no material operations other than the ownership of the Bank in 1999, therefore, the financial statements and discussions related thereto included in this annual report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company.


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

     The Bank's main office is located at 24 South Augusta Street, Staunton, Virginia. Branch offices are located in Staunton, Virginia, at (1) 2307 West Beverley Street, (2) 2201 North Augusta Street, and (3) 1135 Richmond Road. Branches are located in Augusta County at (1) 132 Greenville Road, Stuarts Draft, (2) 374 Lee Highway in Verona, (3) 1480 Greenville Avenue, Staunton and
(4) the intersection of U. S. Route 250 and State Route 640, Fishersville. Branches are located in Waynesboro, Virginia at (1) 251 N Poplar St. and (2) 100 Lucy Lane. Branches are located in Rockbridge County at (1) 9 Lloyd Tolley Rd, Natural Bridge Station, and (2) 1197 Lee Highway, Lexington. A branch is located in Rockingham County at 106 Sixth Street, Grottoes, Virginia. A branch is located at 375 North Mason Street, Harrisonburg, Virginia.. A branch is located at 2101 Forest Ave., Buena Vista, Virginia. The Bank employs two hundred twenty-one (221) full-time employees and twenty-one (21) part-time employees.

     The Bank's trade area encompasses the counties of Augusta, Rockbridge and Rockingham. The population of the trade area is estimated to be 220,300.

     The Bank, on April 15, 1994, purchased the Grottoes, Virginia office of First Union National Bank of Virginia and operates this facility as a branch of the Bank.

     The Bank, in January 1996, formed Planters Insurance Agency, Inc., a wholly-owned subsidiary of the Bank and is licensed to sell title insurance.

     On September 5, 1997 the Bank purchased a parcel of land with 50 feet frontage and 171 feet deep fronting on Tinkling Springs Road, Fishersville, Virginia. Also on this property is an office building consisting of 1400 square feet. This office is used as an operational area for secondary mortgage processing. On May

14, 1999 the Bank began leasing a trailer containing a 12 x 50 foot office space located on the same parcel of land. This trailer is also being used as an operational area for secondary mortgage processing.

     On November 14, 1997, the Bank purchased a lot consisting of 1.253 acres at the intersection of Rosser Avenue and Lucy Lane, Waynesboro, Virginia to establish a branch at this location. The Bank opened this branch, effective April 23, 1999.

     The Bank entered into a lease agreement August 21, 1998 with Steroben Associates to lease a branch facility consisting of 2,400 square feet located at 375 North Mason Street, Harrisonburg, Virginia. This branch opened effective October 1, 1998.

     The Bank purchased a parcel of land consisting of 0.941 acres fronting on U.S. Route 11, 1197 North Lee Highway at the entrance of Lexington Crossing Shopping Center, Lexington, Virginia on August 21, 1998. The Bank constructed and opened a branch at this location, effective September 23, 1999.

     On August 20, 1999, the Bank purchased the Natural Bridge Station and Buena Vista, Virginia offices of Wachovia Bank, N.A. and operates these facilities as branches of the Bank.

Services

     Principal services offered and rendered by the Bank include the following:

Savings Accounts                Investment Products                  Trust Department
----------------                -------------------                  ----------------
Statement Savings:              Discount Brokerage                   Executor or Administrator
   Personal                     Full Service:                           of Estates
   Business                        Money Market Accounts             Testamentary Trustee
Passbook Savings:                  Stocks                            Inter Vivos Trustee
   Personal                        Bonds                             Guardian
   Business                        Mutual Funds                      Agent Under Agreement
Individual Retirement              Annuities                         Escrow Agreement
   Accounts                                                          Power of Attorney
Certificates of Deposit:        Loans                                Trustee Under Employee Benefit
   7-31 Days                    -----                                Agreements
   91 Days                      Personal
   182 Days                     Home Improvement                     Additional Services
   1 Year                       Automobile or Trailer                -------------------
   1 1/2 Years                  Business                             Bank Transfer Wire Service
   2 Years                      Student                              Bank by Fax
   2 1/2 Years                  Mortgage                             Bank by Mail
   3 Years                      Agriculture                          Drive-in Banking, all
   4 Years                      Vacation                                locations
Christmas Clubs                 Visa and MasterCard Accounts         Night Depositories
Save-O-Matic                    Home Equity                          Money Orders
                                                                     Travelers Checks
Checking Accounts               Customer Support                     Safe Deposit Boxes
-----------------               Department                           Bank Drafts
Personal                        ----------                           Cashier's Checks
Negotiable Order of             Stop Payments                        Savings Bonds
   Withdrawal                   Statements on Demand                 Utility Bill Payments
Money Market                    Photocopies of Checks and            Applications for Visa and
Zero Balance Checking              Records                              MasterCard
Business                        Assistance in Balancing              Notary Public
Organizations and Clubs            Checkbooks                        Certified Checks
Estate                          Computation of Interest              Federal Tax Deposits
Student                                                              Electronic Direct Deposit and
Personalized Checks             International Banking                   Payment of Funds
Quarterly or Monthly            ---------------------                Automatic Transfers of
   Statements                   Letters of Credit                       Funds Between Accounts
Visa Check Card                 Foreign Collection                   Retail Repurchase
Visa Business Check Card        Bank Transfer Wire Service              Agreements
                                Foreign Currency Available           Automated Teller Machines
                                                                     Overdraft Protection
                                                                     24 Hour Banking by Phone
                                                                     Bankcard Services
                                                                     Internet Banking
                                                                     Bank at Your Desk
                                                                     Press & Pay Bill Payment
                                                                        Service

     In rendering these services, the Bank serves general retail customers and businesses in the counties of Augusta, Rockbridge and Rockingham.

     Lumbering operations, paving facilities and quarrying concerns are serviced as well as dairy and beef cattle operations and some sheep operations. Also served are various manufacturing concerns employing from 10 to 2,000 persons.



Competition

     Bank of America, First Virginia Bank-Blue Ridge, Wachovia Bank, N.A., Community Bank, First Union National Bank of Virginia, Crestar Bank, Shenandoah National Bank, F&M Bank-Massanutten, One Valley Bank, Second Bank, Black Diamond Savings Bank, Rockingham Heritage Bank, Branch Banking & Trust Company, Guaranty Bank and First and Citizens Bank maintain offices within the trade area of the Bank. These banks offer full banking services.

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



Item 2.  Properties
         ----------

     The Bank owns fifteen (15) parcels of property. Fourteen (14) of these properties are land and buildings used by the Bank in its operation and one (1) property is held for future bank use. The properties are more fully described as follows:

     1. The Bank owns the land and building at its main office located at 24 South Augusta Street, Staunton, Virginia. The land with buildings was purchased from various owners at various dates. The Bank has completed an expansion and renovation program at this location whereby 18 on-site parking spaces were provided, along with entry and exit from Augusta Street, entry from Johnson Street and exit onto Central Avenue. Also provided are appropriate entry lanes for three drive-up windows. The renovated building has a basement area of 6,415 sq. ft., a commercial and trust banking area of 11,827 sq. ft., and a second floor was developed into a customer service area and offices. The Bank purchased a piece of property, December 1985, located at the corner of Central Avenue and Johnson Streets. This parcel joins property presently owned by the Bank. The building, which was gutted by fire, was torn down and the lot is presently leased to the City of Staunton. The Bank purchased a piece of property, May 12, 1989, located at 11 West Johnson Street. During 1993, the building was removed and a new building was incorporated into the present Bank building. This addition consisting of three floors contain 3,476 square feet. The building is not adequate for future needs and plans are underway to lease or construct a building for operations.

     2. The Bank owns a 1-3/4 acre parcel of property at 1135 Richmond Road, Staunton, Virginia. This property fronts 158 feet on U. S. Route 250. The land was purchased in March 1964, and in March 1966, a 1,650 sq. ft. one story brick bank building was completed. During 1987, the drive-up facilities were expanded and the entrance was rerouted for drive-up traffic. A portion of land on the northeast side consisting of 0.165 acres was sold in December 1981. The topography of this small parcel was such as it would have been of no value for future expansion. Another portion of the property consisting of 0.045 acres was conveyed to the Virginia Department of Transportation on April 14, 1999. Due to the small size of the property conveyed, the building and location are still considered ample to accommodate the Bank's needs for the immediate future.

     3. The Bank owns a parcel of land in Staunton, Virginia, with 175 feet of frontage on West Beverley Street known as 2307 West Beverley. This parcel contains approximately 42,800 sq. ft. and was purchased in 1966, and in 1968 a 2,112 sq. ft. one-story brick bank building with full basement was constructed. The Bank purchased an adjoining piece of property known as 2301 West Beverley Street on June 25, 1987, which contains 0.914 acres and a one story brick and block building containing approximately 1,200 sq. ft. at a cost of $115,000. A portion of this property was used for a new and expanded drive-in entrance which was completed at the end of 1987. The building on the remaining portion of this property was rented on a 5 year lease. The Bank sold the property know as 2301 West Beverley Street on June 22, 1999. The present branch site is considered ample to accommodate the Bank's needs for the immediate future.

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

     7. The Bank purchased a piece of property located on the west side of Lee Highway in Verona, Virginia, from the Bank of Virginia on April 1, 1984. It contains 36,024 sq. ft. or 0.827 acres of land and has 120 feet frontage on Lee Highway. Located on the property is a two-story brick building containing 2,416 sq. ft. on the first floor and 1,794 sq. ft. on the second floor. Due to the widening of Lee Highway, it was necessary to relocate the drive-up windows and the automated teller machine. An addition was added to the rear of the building consisting of 441 square ft. for the drive-up facility. This facility now has three drive-up lanes. This addition was completed in August 1991 at a cost of $135,000.

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

     10. The Bank purchased a piece of property located at 113A Tinkling Springs Road, Fishersville, Virginia on September 5, 1997. This property fronts 50 feet on Tinkling Springs Road and contains 8,566 square feet of land with eleven (11) parking spaces. Located on the property is a one-story brick building containing 1,400 square feet. This property is used as a processing center for the secondary mortgage market function. This property is well located in the areas' traffic pattern and is able to accommodate the present needs of this function.

     11. The Bank owns a piece of property consisting of land and a two-story building fronting 23 feet on Johnson Street, Staunton, Virginia. On May 1, 1998, the Bank purchased the remaining half of this two-story building fronting on Johnson Street. This property is presently under lease and is held for future expansion.

     12. On November 14, 1997, the Bank purchased a lot at the intersection of Rosser Avenue and Lucy Lane, Waynesboro, Virginia. This property contains 1.253 acres and is part of "Coyner Commercial Park". The Bank completed construction and opened a new building consisting of 3,130 square feet on the ground floor and a basement consisting of 1,080 square feet on April 23, 1999. The facility has with it (29) parking spaces, (3) drive-up lanes and an ATM.

     13. The Bank purchased a parcel of land containing 0.941 acres at 1197 North Lee Highway, Lexington, Virginia. The construction of a new building consisting of 3,130 square feet on the ground floor and 1,080 square feet in the basement was completed and opened September 23, 1999. The property includes (26) parking spaces, (3) drive-up lanes and an ATM. This building and location are considered ample to accommodate the Bank's needs for the foreseeable future.

     14. The Bank purchased a piece of property located at 2101 Forest Avenue, Buena Vista, Virginia from Wachovia Bank, N.A. on August 20, 1999. It contains approximately 1.5 acres of land. Located on the property is a one-story brick building containing 3,100 square feet with (15) parking spaces, (2) drive-up lanes, and an ATM.

     15. The Bank purchased a piece of property located at 9 Lloyd Tolley Road, Natural Bridge Station, Virginia from Wachovia Bank, N.A. on August 20, 1999. Located on the property is a one-story brick building with a 2,690 square foot ground floor and a 2,690 square foot basement. This facility has one drive-up lane. The building and location are considered ample to accommodate the Bank's needs for the foreseeable future.



Leased Properties

     The Bank leases its Northside banking facility located in the Terry Court Shopping Center on North Augusta Street, Staunton, Virginia. In 1986, the Bank renegotiated its lease with Highway Properties, Inc. to expand the banking facilities. The facilities at this location now consist of banking quarters of approximately 1,800 sq. ft. and a two-window drive-up facility with ingress, egress and right-of-way to and from these premises. The renegotiated lease was for an initial term of five years, expiring April 30, 1991 with three 5-year options to renew the lease. The Bank exercised the first and second option April 30, 1991 and April 30, 1996 to renew the lease for an additional five year period expiring April 30, 2001. The base rental for the first year is $19,190 with an increase of 2 1/2% of the monthly rent each year for the remaining four years. Lease expense for 1999 was $21,034. The Terry Court Shopping Center was sold, subject to the lease, to W. J. Perry Corporation, trading as Terry Court Properties, and subsequently sold to W. Thomas Eavers doing business as Terry Court Properties.

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

     The Bank leases a trailer containing office space that has been set up on the property of the Bank at 113A Tinkling Springs Road, Fishersville, Virginia. This office space consists of a 12 x 50 foot area. The Bank entered the lease May 14, 1999 with an agreement to renew the contract on a monthly basis and is currently paying $216.00 per month. The office space is being used as an operational area for secondary mortgage processing.



Item 3.  Legal Proceedings
         -----------------

     The Bank is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items should not have a material effect on the financial position of the Bank.



Item 4.  Submission of Matters To a Vote of Security Holders
         ---------------------------------------------------

     There were no matters submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders.

                                     PART II

Item 5.  Market For The Registrant's Common Equity And Related Security
         --------------------------------------------------------------
         Holder Matters
         --------------

         The portions of the 1999 Annual Report to Shareholders (Annual Report) captioned, "Comments by Management," page 2, and Table 1 of Item 7 "Selected Consolidated Financial Data" on page 9, for market and dividend information is hereby incorporated by reference. Management currently anticipates payment of future dividends consistent with past practices.

     The number of holders of the Company's Common Stock (the only class of equity security of the Company) of record was 1,173 as of the end of the Company's fiscal year, December 31, 1999.

     Based upon sales prices furnished the Company by the Staunton, Virginia office of a Virginia headquartered brokerage firm, the low and high sales prices of the Company's stock during 1999 and 1998 by quarter, were as shown below.


                                 1999                          1998
                                 ----                          ----

                           Low           High          Low            High
                           ---           ----          ---            ----
        1st quarter     $  27.50       $  30.00      $  25.00       $  27.00
        2nd quarter     $  28.00       $  32.50      $  25.00       $  26.75
        3rd quarter     $  30.00       $  34.00      $  26.25       $  28.50
        4th quarter     $  31.50       $  35.00      $  27.50       $  29.50

Item 6.  Selected Financial Data
         -----------------------

     The Annual Report, page 1, item titled "Selected Financial Data" and Table 1 of Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 9 hereof are incorporated by reference.



Item 7. Management's Discussion And Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations
        -------------

     The Annual Report, Pages 3 through 11, "Management's Discussion and Analysis of Operations" and year-end balances is hereby incorporated by reference.

Earnings Performance:


     Net income for 1999 was $5,553,532 compared to $6,248,230 for 1998 for a decrease of 11.12%. The decrease in net income in 1999 compared to 1998 was principally due to an increase in expenses associated with the investment in four new branches, two of which were started de nova and two of which were purchased from Wachovia, and expenses incurred in ensuring that the Corporation's computers and systems were Y2K compliant. On a per share basis, 1999 earnings were $1.39 per share. Net income for 1998 was $6,248,230 compared to $5,735,112 for 1997 for an increase of 8.95%. On a per share basis, 1998 earnings were $1.56 per share.

                  Table 1 - Selected Consolidated Financial Data

                                                          Years Ended December 31,
                                        1999          1998          1997          1996          1995
                                             (in thousands, except ratios and per share amounts)
Income Statement Data:
  Interest Income                     $ 31,373      $ 31,060      $ 29,068      $ 27,321      $ 26,073
  Interest Expense                    $ 13,970      $ 14,188      $ 13,292      $ 12,684      $ 12,343
  Net Interest Income                 $ 17,403      $ 16,872      $ 15,776      $ 14,637      $ 13,730
  Provision for Loan Losses           $  1,100      $  1,327      $    831      $    450      $    309

  Net Interest Income After
    Provision for Loan Losses         $ 16,303      $ 15,545      $ 14,945      $ 14,187      $ 13,421
  Non-interest Income                 $  4,679      $  3,955      $  2,885      $  2,542      $  2,126
  Security Gains (Losses)             $     62             0             0      $      6      $      1
  Non-interest Expense                $ 13,239      $ 10,431      $  9,475      $  8,679      $  8,235

  Income Before Income Taxes          $  7,805      $  9,069      $  8,355      $  8,056      $  7,313
  Income Taxes                        $  2,251      $  2,821      $  2,620      $  2,514      $  2,278

  Net Income                          $  5,554      $  6,248      $  5,735      $  5,542      $  5,035

Per Share Data:
    Net Income Basic and Diluted*     $   1.39      $   1.56      $   1.43      $   1.39      $   1.26
    Cash Dividends* **                $   0.65      $   0.61      $   0.56      $   0.48      $   0.42
    Book Value at Period End*         $  11.54      $  11.37      $  10.33      $   9.39      $   8.54

Balance Sheet Data:
    Assets                            $473,381      $434,140      $403,999      $377,113      $356,068
    Loans, Net of Unearned Income     $294,983      $278,569      $269,581      $235,952      $212,327
    Securities                        $137,203      $130,292      $113,409      $118,800      $125,398
    Deposits                          $397,365      $370,432      $352,167      $330,375      $319,578
    Stockholders' Equity              $ 46,120      $ 45,464      $ 41,335      $ 37,574      $ 34,154
    Average Shares Outstanding *         3,999         4,000         4,000         4,000         4,000

Performance Ratios:
    Return on Average Assets              1.24%         1.50%         1.48%         1.51%         1.45%
    Return on Average Equity             11.90%        14.37%        14.48%        15.34%        15.48%
    Dividend Payout*                     46.80%        39.05%        38.71%        34.65%        32.97%

Capital and Liquidity Ratios
    Leverage                              9.70%        10.78%        10.34%         9.98%         9.53%
Risk-based Capital Ratios:
    Tier 1 Capital                       15.15%        17.02%        16.97%        17.20%        16.74%
    Total Capital                        16.30%        18.24%        18.22%        18.45%        17.99%

 * Adjusted for 100 percent stock dividends, December 1997
** Cash dividends are paid quarterly

Interest Income:

     Interest income, on a tax equivalent basis, increased in 1999 compared to 1998 by $618,000 or 1.96%. The tax equivalent yield on earning assets in 1999 was 7.70% compared to 8.05% in 1998. Although there was a decrease in the yield, the increase of $25,697,000 in average earning assets produced the increase in interest income.

     Interest income, on a tax equivalent basis, increased in 1998 compared to 1997 by $2,090,000 or 7.10%. The tax equivalent yield on earning assets in 1998 was 8.05% compared to 8.02% in 1997. This increase in the yield along with an increase of $24,719,000 in average earning assets produced the overall increase.

     Interest income in 1997 increased $1,715,000 compared to 1996, on a tax-equivalent basis, for an increase of 6.19%. This increase was due to average earning assets increasing by $18,540,000 and the tax-equivalent yield increasing 0.06%.


Interest Expense:

     Interest expense decreased during 1999 by $218,000 or 1.54% compared to 1998. Although average interest-bearing liabilities increased during 1999 compared to 1998 by $22,301,000, the average interest rate paid decreased during 1999 to 4.16% compared to 4.52% during 1998

     Interest expense increased during 1998 by $896,000 or 6.74% compared to 1997. This increase was due to average interest-bearing liabilities increasing during 1998 compared to 1997 by $17,731,000 and the average interest rate paid during 1998 of 4.52% compared to 4.49% during 1997.

     Interest expense increased during 1997 by $608,000 compared to 1996. This represents an increase of 4.80%. The increase was due to average interest-bearing liabilities increasing by $11,942,000 as the average rate paid on these liabilities increased from 4.47% in 1996 to 4.49% in 1997.

     Net interest income and net interest margin along with the average yield of the individual categories for the years 1997 through 1999 are shown on Table 2. Table 3 summarizes the effect on net interest income of changes in interest rates earned and paid as well as changes in volume.

     The presentation appears on a fully tax-equivalent basis to adjust for the tax exempt status of income earned on certain loans and investment securities using statutory rates of 34% in 1999, 1998 and 1997.


Non-interest income:

     Non-interest income increased $723,459 or 18.29% when compared to 1998. Fiduciary income increased $210,552 or 17.73%. This increase is due to increases in business volume and a change in the method of employee benefit fee collection. Service charges on deposit accounts increased $167,848 or 15.72%. This increase is due to an increase in volume and a continuing uniform program of accessing and collecting fees. Other fee income increased $169,847 or 10.68%. The major portion of this increase is attributable to increases in secondary mortgage fees and investment services fees. Other non-interest income increased $175,212 or 159.12%. This increase is mainly due to proceeds from the condemnation of a very small portion of a bank owned property resulting in a damage payment and the sale of one property owned by the bank collectively amounting to $133,641.

     Non-interest income increased $1,070,614 or 37.11% when compared to 1997. The major components making up this increase are the following areas: Fiduciary income from the Trust department increased $153,921 or 14.89%. This increase is due to increases in business volume and a modest increase in the fee schedule for services. Service charges on deposit accounts increased $393,413 or 58.34%. This increase is due to a uniform program of accessing and collecting fees. Secondary mortgage fees increased $406,529 or 92.51%. This increase is due to the expansion of the department and the volume of business. The volume of business was affected by the level of interest rates creating opportunities to refinance. Fees generated from the investment department offering non-FDIC insured investment products increased $44,963 or 19.80%. This increase is due to increased volume and the level of interest rates of FDIC insured deposit accounts.

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


Non-Interest Expense:

     Non-interest expense increased during 1999 by $2,809,158 or 26.93% compared to 1998. Salaries and employee benefits increased by $1,389,858 or 22.96%. This increase is due to increases in individual salaries, the staffing of four new branches in Waynesboro, Lexington, Buena Vista and Natural Bridge Station, Virginia, a full year of personnel costs associated with the Harrisonburg branch opened in the fall of 1998 and additional employees in select areas. Premise and fixed asset expense increased by $332,886 or 27.13% due to the addition of four new branches and a full year of occupancy expense for the Harrisonburg branch. Computer services increased by $148,768 or 19.69% due to additional volume, branch expansion network connectivity, and expenses related to the new products; Planters Internet Banking and Planters Press & Pay Bill Payment Service. Other areas of non-interest expense which increased during 1999 were advertising by $87,848 or 45.44%, legal fees by $121,495 or 167.67%, supplies by $77,623 or
24.40% and telephone expenses by $45,664 or 30.84%. The expansion by four branches and a full year of operating expenses for the Harrisonburg branch were a major factor in these areas of non-interest expense along with the development of new products and the overall increase in the volume of business.

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

                                                                            Table 2- Virginia Financial Corporation
                                                                  Average Balances, Income and Expense, Yields and Rates (1)
                                                                      Twelve Months Ended December 31, 1999, 1998 and 1997

                                                                             1999                                1998
                                                                        -------------                        -----------
                                                                                          Annual                             Annual
          Assets                                           Average         Income/         Yield   Average      Income/       Yield
                                                           Balance         Expense          Rate   Balance      Expense        Rate
                                                          ---------        -------        ------   -------      -------      ------
                                                                 (In Thousands)                      (In Thousands)
Securities:
  Taxable                                                  $ 100,221      $   6,008         5.99% $  96,688    $   5,831       6.03%
  Tax exempt (1)                                              32,372          2,206         6.81%    19,916        1,351       6.78%
                                                           ---------      ---------               ---------    ---------
     Total securities                                      $ 132,593      $   8,214         6.19% $ 116,604    $   7,182       6.16%

Loans (net of unearned income):
  Taxable                                                  $ 275,916      $  23,470         8.51% $ 269,037    $  24,013       8.93%
  Tax exempt (1)                                                  68              4         5.88%       261           16       6.13%
                                                           ---------      ---------               ---------    ---------
     Total loans                                           $ 275,984      $  23,474         8.51% $ 269,298    $  24,029       8.92%

Interest Earning Bank Deposits                                 4,339            239         5.51%         -            -       -
Federal funds sold and repurchase agreements                   4,464            216         4.84%     5,781          314       5.43%
                                                           ---------      ---------               ---------    ---------
     Total earning assets                                  $ 417,380      $  32,143         7.70% $ 391,683    $  31,525       8.05%

Less: allowance for loan losses                               (3,291)                                (3,633)

Total nonearning assets                                       33,545                                 27,455
                                                           ---------                              ---------
     Total assets                                          $ 447,634                              $ 415,505
                                                           =========                              =========

Liabilities and Stockholders' Equity
Interest-bearing deposits:
  Checking                                                 $ 104,777          3,159         3.01% $ 101,067        3,385       3.35%
  Regular savings                                             39,196          1,162         2.96%    35,359        1,052       2.98%
  Certificates of deposit:
     Less than $100,000                                      152,079          7,670         5.04%   146,169        8,030       5.49%
     $100,000 and more                                        26,155          1,313         5.02%    23,137        1,302       5.63%
                                                           ---------      ---------               ---------    ---------
  Total interest-bearing deposits                          $ 322,207         13,304         4.13% $ 305,732    $  13,769       4.50%
  Short-term borrowings                                       13,817            666         4.82%     7,991          419       5.24%
                                                           ---------      ---------               ---------    ---------
     Total interest-bearing liabilities                    $ 336,024         13,970         4.16%   313,723       14,188       4.52%

Noninterest-bearing liabilities:
  Demand deposits                                             62,539                                 55,967
  Other liabilities                                            2,390                                  2,338
                                                           ---------                              ---------
     Total liabilities                                     $ 400,953                              $ 372,028
Stockholders' equity                                          46,681                                 43,477
                                                           ---------                              ---------
     Total liabilities and stockholders' equity            $ 447,634                              $ 415,505
                                                           =========                              =========
Net interest income                                                       $  18,173                            $  17,337
Interest rate spread                                                                        3.54%                              3.53%
Interest expense as a percent of average earning assets                                     3.35%                              3.62%
Net interest margin                                                                         4.35%                              4.43%

(1) Income and yields are reported on a taxable-equivalent basis.

                                                                          Table 2
                                                           Average Balances, Income and Expense,
                                                                   Yields and Rates (1)
                                                                         Continued

                                                                          1997
                                                                        ---------
                                                                                        Annual
          Assets                                          Average        Income/        Yield/
                                                          Balance        Expense         Rate
                                                         ---------      ---------       ------
                                                                      (In Thousands)
Securities:
  Taxable                                                $ 100,215      $   5,990       5.98%
  Tax exempt (1)                                            15,666          1,051       6.71%
                                                         ---------      ---------
        Total securities                                 $ 115,881      $   7,041       6.08%

Loans (net of unearned income):
  Taxable                                                  248,143         22,229       8.96%
  Tax exempt (1)                                               471             28       5.94%
                                                         ---------      ---------
        Total loans                                      $ 248,614      $  22,257       8.95%

Interest Earning Bank Deposits                                   -              -       -
Federal funds sold and repurchase agreements                 2,469            137       5.55%
                                                         ---------      ---------
        Total earning assets                             $ 366,964      $  29,435       8.02%

Less: allowance for loan losses                             (3,312)

Total nonearning assets                                     23,589
                                                         ---------
        Total assets                                     $ 387,241
                                                         =========

Liabilities and Stockholders' Equity
Interest-bearing deposits:
  Checking                                               $  97,421      $   3,320       3.41%
  Regular savings                                           35,644          1,060       2.97%
  Certificates of deposit:
     Less than $100,000                                    135,168          7,438       5.50%
     $100,000 and more                                      21,474          1,139       5.30%
                                                         ---------      ---------
  Total interest-bearing deposits                        $ 289,707      $  12,957       4.47%
  Short-term borrowings                                      6,285            335       5.33%
                                                         ---------      ---------
        Total interest-bearing liabilities               $ 295,992      $  13,292       4.49%

Noninterest-bearing liabilities:
  Demand deposits                                           50,109
  Other liabilities                                          1,543
                                                         ---------
        Total liabilities                                $ 347,644
Stockholders' equity                                        39,597
                                                         ---------
        Total liabilities and stockholders' equity       $ 387,241
                                                         =========

Net interest income                                                     $  16,143
Interest rate spread                                                                    3.53%
Interest expense as a percent of average earning assets                                 3.62%
Net interest margin                                                                     4.40%

(1) Income and yields are reported onataxable-equivalent basis.

The following table describes the impact on the interest income of the Corporation resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                           Table 3 - Volume and Rate Analysis

                                                               Years Ended December 31,
                                           -----------------------------------------------------------------
                                                1999 compared to 1998             1998 compared to 1997
                                                  Change Due To:                      Change Due To:
                                                  --------------                      -------------
                                                                  Increase                         Increase
                                            Volume      Rate     (Decrease)  Volume      Rate     (Decrease)
                                           --------   --------   ---------- --------   --------   ----------
                                                    (In Thousands)                    (In Thousands)
INTEREST INCOME:
Loans: taxable                                  585     (1,128)      (543)     1,865        (81)     1,784
Loans: tax-exempt                               (11)        (1)       (12)       (13)         1        (12)
Securities: taxable                             212        (35)       177       (213)        54       (159)
Securities: tax-exempt                          849          6        855        288         12        300
Interest Earning Bank Deposits                  239                   239          -          -          -
Federal Funds Sold                              (64)       (34)       (98)       180         (3)       177
                                           --------   --------   --------   --------   --------   --------

   Total Interest Income                      1,810     (1,192)       618      2,107        (17)     2,090
                                           --------   --------   --------   --------   --------   --------
INTEREST EXPENSE

Interest checking accounts                      112       (338)      (226)       122        (57)        65
Savings accounts                                114         (4)       110         (8)         -         (8)
Certificates of Deposit under $100,000          298       (658)      (360)       605        (13)       592
Certificates of Deposit $100,000 and over       152       (141)        11         93         70        163
Short-term borrowings                           281        (34)       247         89         (5)        84
                                           --------   --------   --------   --------   --------   --------
   Total Interest Expense                       957     (1,175)      (218)       901         (5)       896

Net Interest Income                             853        (17)       836      1,206        (12)     1,194
                                           ========   ========   ========   ========   ========   ========

                                                  Table 4 - Loan Portfolio
                                                    Loans at December 31
                                                       (In Thousands)

                                1999          1998          1997          1996          1995
                              --------      --------      --------      --------      --------
Real Estate Loans:
 Construction                 $   8,674      $ 20,065      $ 20,183      $ 14,205      $ 12,924
 Secured by Farm Land             3,915         1,284         1,316           933         1,056
 Secured by 1-4 Family
     Residential                123,428       113,477       128,130       106,693        91,125
 Other Real Estate Loans         82,281        59,752        39,037        38,965        40,022
Loans to Farmers                  2,883         2,598         2,725         2,879         2,988
Commercial and Industrial        33,874        37,693        34,434        34,313        34,626
Loans to Individuals for
  Household, Family and
  other Consumer Expenses        39,974        43,676        43,364        37,542        29,056
All Other Loans                     277           368           799           774           908
                               --------      --------      --------      --------      --------
     Total Loans               $295,306      $278,913      $269,988      $236,304      $212,705

     Less Unearned Income           323           344           406           352           378
                               --------      --------      --------      --------      --------
        Net Loans              $294,983      $278,569      $269,582      $235,952      $212,327
                               ========      ========      ========      ========      ========

                                         Table 5 - Maturity Schedule of Selected Loans
                                                        (In Thousands)
                                                       December 31, 1999

                                                   Over One
                                      One Year      Through         Over
                                      or Less      Five Yrs       Five Yrs       Total
                                     --------      --------      --------      --------
Loans secured by real estate          106,361       102,878         9,059       218,298
Agricultural production loans           2,277           585            21         2,883
Commercial and industrial loans        29,613         3,811           450        33,874
Consumer loans                         12,073        27,273           628        39,974
All other loans                           149           128             0           277
                                     --------      --------      --------      --------
                                     $150,473      $134,675      $ 10,158      $295,306
                                     ========      ========      ========      ========

For maturities over one year:
   Fixed Rates                                                                   76,407
   Variable Rates                                                                68,426
                                                                               --------
                                                                               $144,833
                                                                               ========

Allowance for Loan Losses:


     The allowance for loan losses is an estimate of an amount, by management, to provide for potential losses in the loan portfolio. Various factors, including charge-off experience, change in the mix and volume of loans, the level of under-performing loans, the ratio of outstanding loan balances to total loans and the perceived economic conditions in the primary trade area are taken into consideration in determining the amount of the provision for loan losses and the total amount of the loan loss reserve.

     The reserve for loan losses was 1.18% of outstanding loans as of December 31, 1999, 1.15% as of December 31, 1998 and 1.39% as of December 31, 1997. Net
charge-offs were $842,356 during 1999, $1,868,177 during 1998 and $117,293 during 1997. The percentage of net charge-offs to year-end loans was 0.29% for 1999, 0.67% for 1998 and 0.04% for 1997. The balance of the reserve for loan losses was $3,469,648 as of December 31, 1999, $3,211,782 as of December 31, 1998, and $3,752,500 as of December 31, 1997. During 1999 and 1998 several lending relationships significantly deteriorated and resulted in higher charge-offs than historically experienced by the bank.

                                                   Table 6 - Allowance for Loan Losses
                                                             (In Thousands)

                                           1999        1998        1997        1996        1995
                                           ----        ----        ----        ----        ----
Balance, Beginning of Period              3,212       3,753       3,039       2,786       2,524
  Loans Charged Off
  Real Estate:
     Construction                            21           -           -           -           5
     Secured by Farm Land                     -           -           -           -           -
     Secured by 1-4 Family
        Residential                         208         639          19          42           -
     Secured by Nonfarm
        Nonresidential properties           136          67           -           -           -

  Loans to Farmers                            -           -           -           -          19
  Commercial and Industrial                 165         687           -          14           -
  Consumer Loans                            394         550         139         212         119
  All Other Loans                             -           -           -           -           -
                                          -----------------------------------------------------
        Total Loans Charged Off             924       1,943         158         268         143

Recoveries
  Real Estate:
     Construction                             -           -           -           -           -
     Secured Farm Land                        -           -           -           -           -
     Secured by 1-4 Family
        Residential                           5           2           1           -           -
     Secured by Nonfarm
        Nonresidential properties             -           -           -           -           -

  Loans to Farmers                            -           -           -          14          70
  Commercial and Industrial                  25           8           7          34           -
  Consumer Loans                             52          65          33          23          22
  All Other Loans                             -           -           -           -           4
                                          -----------------------------------------------------
        Total Recoveries                     82          75          41          71          96
                                          -----------------------------------------------------
     Net Charge-Offs                        842       1,868         117         197          47
     Provision for Loan Losses            1,100       1,327         831         450         309
                                          -----------------------------------------------------
  Balance, End of Period                  3,470       3,212       3,753       3,039       2,786
                                          =====================================================

  Ratio of net charge-offs
  during the period to average loans
  outstanding during the period            0.29%       0.69%       0.05%       0.09%       0.02%

                                                   Table 7 - Allocation of Allowance for Loan Losses
                                                                    (In Thousands)

                                        1999                       1998                       1997
                                        ----                       ----                       ----
                                             Percent of                     Percent of                     Percent of
                                            Loans in Each                  Loans in Each                  Loans in Each
                                             Category to                    Category to                    Category to
                              Allowance      Total Loans    Allowance       Total Loans    Allowance       Total Loans
                              ---------     -------------   ---------      -------------   ---------      -------------
Real Estate:
  Construction                 $   43            2.93%        $  150            7.19%        $  150            7.47%
  Secured by Farm Land             20            1.33%            72            0.46%           170            0.49%
  Secured by 1-4 Family
     Residential                  622           41.80%           957           40.69%           770           47.46%
  Other Real Estate               380           27.86%           638           21.42%           620           14.46%
Loans to Farmers                   87            0.98%            26            0.93%           270            1.01%
Commercial and Industrial         785           11.47%           391           13.51%           595           12.75%
Consumer Loans                  1,185           13.54%           330           15.66%           610           16.06%
All Other Loans                     8            0.09%            12            0.14%            25            0.30%
Unallocated                       340               -            396               -            543               -
Off balance sheet items             -               -            240               -              -               -
                              ---------     -----------     ---------      -----------     ---------      -----------
                               $3,470          100.00%        $3,212          100.00%        $3,753          100.00%
                              =========     ===========     =========      ===========     =========      ===========


                                        1996                          1995
                                             Percent of                       Percent of
                                            Loans in Each                   Loans in Each
                                             Category to                     Category to
                             Allowance       Total Loans    Allowance        Total Loans
                             ---------      -------------   ---------       -------------
Real Estate:
  Construction                 $  100            6.01%        $  100            6.08%
  Secured by Farm Land             75            0.39%            56            0.50%
  Secured by 1-4 Family
     Residential                  650           45.15%           400           42.84%
  Other Real Estate               550           16.49%           300           18.81%
Loans to Farmers                  275            1.22%           200            1.40%
Commercial and Industrial         450           14.52%           750           16.28%
Consumer Loans                    500           15.89%           525           13.66%
All Other Loans                    25            0.33%            30            0.43%
Unallocated                       414            -               425            -
                             ---------      -----------     ---------       ----------
                               $3,039          100.00%        $2,786          100.00%
                             =========      ===========     =========       ==========

                                            Table 8 - Nonperforming Assets and Loans
                                                    Contractually Past Due


                                                    Years Ended December 31,
                                    1999         1998         1997         1996         1995
                                   ------       ------       ------       ------       ------
                                                        (In Thousands)
Non-accrual Loans                  $1,064       $1,973       $1,193       $  194       $  140
Other Real Estate                  $  328       $  279       $  258       $    -       $    -
                                   ------       ------       ------       ------       ------
   Total Nonperforming Assets      $1,392       $2,252       $1,451       $  194       $  140
                                   ======       ======       ======       ======       ======
   Loans Past Due as to
      Principal or Interest
      for 90 Days or More
      Accruing Interest            $  596       $  897       $  359       $  248       $  147

Nonperforming Assets to
   Total Assets                      0.29%        0.52%        0.36%        0.05%        0.04%

Nonperforming Assets to
   Year-end Loans and
   Other Property                    0.47%        0.81%        0.54%        0.08%        0.07%

Potential Problem Loans:

     At December 31, 1999 Management is not aware of any significant Problem loans not included in Table 8.

                                                         Table 9 - Investment Securities
                                                     Maturity Distribution and Average Yield

                                                                December 31, 1999
                                                                 (In Thousands)

                                                                             Weighted
                                                                              Average         Weighted
                                          Book           Market               Maturity         Average
                                          Value          Value               In Yrs Mos       TE Yield
                                         --------      --------            ---------------    --------
U.S. Treasury Securities
  Within One Year                        $  2,320      $  2,320             0         7.0       5.74%
  After One But Within Five Years           5,488         5,412             1         7.2       5.69%
  After Five But Within Ten Years           4,938         4,827             6         0.0       6.01%
  After Ten Years                               0             0             0         0.0       0.00%
                                         --------      --------

     Total U.S. Treasury Securities      $ 12,746      $ 12,559             3         6.6       5.82%
                                         --------      --------
Federal Agencies:
  Within One Year                        $  1,500      $  1,496             0         9.0       6.06%
  After One But Within Five Years          72,344        70,167             3         9.1       6.13%
  After Five But Within Ten Years           2,022         1,914             6        11.9       5.56%
  After Ten Years                               0             0             0         0.0       0.00%
                                         --------      --------

     Total Federal Agencies              $ 75,866      $ 73,577             3         9.1       6.11%
                                         --------      --------

Obligations of State and Political
Subdivisions:
  Within One Year                        $  5,532      $  5,531             0         6.4       6.59%
  After One But Within Five Years           6,970         6,931             2         7.5       6.66%
  After Five But Within Ten Years          13,107        12,117             8         0.6       6.74%
  After Ten Years                          20,419        19,711            10        10.7       7.00%
                                         --------      --------
     Total State and Political
     Subdivisions                        $ 46,028      $ 44,290             7         7.0       6.82%
                                         --------      --------
Other Securities:
  Within One Year                        $      0      $      0             0         0.0       0.00%
  After One But Within Five Years             750           730             2         8.3       5.68%
  After Five But Within Ten Years               0             0             0         0.0       0.00%
  After Ten Years                               0             0             0         0.0       0.00%
                                         --------      --------

     Total Other Securities              $    750      $    730             2         8.3       5.68%
                                         --------      --------
Equity Securities:                       $  4,439      $  4,279

     Total Securities                    $139,829      $135,435             5         0.4       6.30%
                                         ========      ========

Liquidity and Interest Sensitivity:

     Liquidity is the ability to satisfy demands for withdrawal of deposits, lending obligations and other corporate needs. Liquidity is provided from sources such as readily marketable investments, principal and interest payments on loans and through increases in deposits and borrowed funds. Planters' deposit base has become more rate sensitive since deregulation; however, there remains a strong base of core deposits. The investment portfolio of which 67.9% matures within five years plus the opportunity to borrow short term funds through the Federal Home Loan Bank of Atlanta and to purchase Federal Funds provides a basic source of liquidity along with the principal and interest payments on the loan portfolio. In the management of interest rate risk, the majority of mortgage loans placed in the loan portfolio are made with the provision to reprice on a one, three or five year basis. A significant number of commercial and personal loans are represented by demand notes which provide the ability to reprice. The Bank strives to maintain a relationship between rate sensitive assets and rate sensitive liabilities which will maximize profits under foreseeable or projected economic and competitive conditions. Additional data regarding liquidity and interest sensitivity is presented in Tables 11 and 12.


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

     It is VFC's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. VFC considers derivatives as speculative which is contrary to VFC's historical or prospective philosophy. VFC does not hold or issue financial instruments for trading purposes. VFC does hold in its loan portfolio, loans that adjust or float according to changes in the "prime" lending rate which is not considered speculative, but necessary for good asset/liability management. Off-balance sheet risks such as commitments to extend credit, standby letters of credit and other items are discussed in Note 10 in the Notes to Consolidated Financial Statements.


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


Market Risk Management

     The Annual Report, Pages 8 through 10, "Market Risk Management" is hereby incorporated by reference.

                                                     Table 11 - Average Deposits and Rates Paid
                                                                   (In Thousands)

                                                                December 31,
                                          1999                 1998                  1997

                                         Amount      Rate     Amount        Rate     Amount      Rate
                                       --------      ----    --------       ----   --------      ----
Noninterest Bearing Deposits           $ 62,539      -       $ 55,967      -       $ 50,109      -
                                       --------              --------              --------
Interest Bearing Deposits
  Interest Checking                     104,777      3.01%    101,067      3.35%     97,421      3.41%
  Regular Savings                        39,196      2.96%     35,359      2.98%     35,644      2.97%
  Time Deposits
     Less than $100,000                 152,079      5.04%    146,169      5.49%    135,168      5.50%
     $100,000 and more                   26,155      5.02%     23,137      5.63%     21,474      5.30%
                                       --------              --------              --------

Total Interest - Bearing Deposits      $322,207      4.13%   $305,732      4.50%   $289,707      4.47%
                                       --------              --------              --------

     Total                             $384,746              $361,699              $339,816
                                       ========              =========             ========


                             Table 12 - Remaining Maturities of CD's and
                               Other Time Deposits of $100,000 or More

                                           December 31, 1999
                                           -----------------
                                            (In Thousands)

Three Months or Less                          $   3,710
Over Three Through Six Months                     1,324
Over Six Through Twelve Months                   13,524
Over Twelve Months                                7,341
                                              ---------
     Total                                    $  25,899
                                              =========

Stockholders' Equity:

     Stockholders' equity, during 1999, increased $655,845 or 1.44%. Reflected in this increase is $2,208,458 unrealized net loss net of tax on securities in the available for sale category. During 1998 stockholders' equity increased $4,128,624 or 9.99%. This increase reflects $320,394 unrealized net gain net of tax on securities in the available for sale category. Stockholders' equity, during 1997, increased $3,761,651 or 10.01%. This increase reflects $246,539 unrealized net gain net of tax on the securities in the available for sales category. These increases represent retention of net income after the payment of dividends. Cash dividends paid increased by 6.52% in 1999, 9.91% in 1998 and 15.63% in 1997. Book value per share as of December 31, 1999 was $11.54, $11.37 as of December 31, 1998 and $10.33 as of December 31, 1997. Book value per share has been adjusted for the 100% stock dividend in December 1997.



                                     Table 13 - Return on Equity and Assets

                                             Year Ended December 31,
                                                 (In Thousands)

                                          1999        1998        1997
                                          ----        ----        ----

Total Dividends Paid as a
   Percent of Net Income                 46.80%      39.05%      38.71%

Return on Average Assets                  1.24        1.50        1.48
Return on Average Equity                 11.90       14.37       14.48
Average Equity to Average Assets         10.43       10.46       10.23

Item 8. Financial Statements And Supplementary Data
        -------------------------------------------

     Part IV, Item 14 titled "Exhibits, Financial Statement Schedules and Reports on 8-K" of the Annual Report, Pages 22 through 39 is hereby incorporated by reference.


Item 9. Changes In And Disagreements With Accountants On Accounting And
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------


     None


                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant
          --------------------------------------------------

     The section captioned "Definitive Proxy Statement" as filed with the commission on March 24, 2000 is hereby incorporated by reference.

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


William P. Heath, Jr., Age 54, President of Virginia Financial Corporation and President of Planters Bank & Trust Company of Virginia.

     Mr. Heath was employed by Planters Bank & Trust Company of Virginia in January 1996 as Executive Vice President and served in that capacity through December 31, 1996. Mr. Heath became Vice President of the Company on September 27,1996, President of the Bank on January 1, 1997 and President of the Company January 1, 1998. Mr. Heath has thirty-four years experience in banking, having served as Executive Vice President and area President in a statewide banking organization.


Fred D. Bowers, Age 63, Secretary/Treasurer, Virginia Financial Corporation, and Senior Vice President and Cashier/Chief Financial Officer, Planters Bank & Trust Company of Virginia.

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


Joseph Shomo, Age 65, Senior Vice President, Planters Bank & Trust Company of Virginia.

     Mr. Shomo was employed by Planters Bank & Trust Company, Staunton, Virginia, in July 1957. He was elected Assistant Cashier in 1963 and Vice President in 1967. Mr. Shomo served as Senior Vice President from 1974 through 1999.


Thomas A. Davis, Age 55, Senior Trust Officer, Planters Bank & Trust Company of Virginia.

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


Item 11. Executive Compensation
         ----------------------

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


Item 12. Security Ownership Of Certain Beneficial Owners
         -----------------------------------------------

     Security Ownership of Certain Beneficial Owners on page 2 of the Definitive Proxy Statement is hereby incorporated by reference.


Item 13. Certain Relationships And Related Transactions
         ----------------------------------------------

     Compensation Committee Interlocks and Insider Participation and Other Transactions With Management on pages 5 and 6 of the Definitive Proxy Statement is hereby incorporated by reference.

Directors' Fees And Attendance

Directors Fees And Attendance on page 6 of the Definitive Proxy Statement is hereby incorporated by reference.


Transactions In Which Directors Have An Interest

Transactions In Which Directors Have An Interest on page 6 of the Definitive Proxy Statement is hereby incorporated by reference.


PART IV


Item 14. Exhibits, Financial Statement Schedules And Reports On 8-K
         ----------------------------------------------------------
Listed below are all financial statements and exhibits filed as part of this annual report.

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)  Financial Statements

     Financial statements of the registrant for the fiscal year ended December 31, 1999 are incorporated herein by reference to Exhibit 99.1.

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

         Exhibit 22.                Not applicable.

         Exhibit 23.                Not applicable.

         Exhibit 24.                Not applicable.

         Exhibit 27.                Financial Data Schedule Attached.

         Exhibit 99.                Additional Exhibits

                 99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1999 (incorporated herein as
                                    Exhibit 99.1).

                                1. Report of Independent Auditors (See Annual Report, page 14)
                                2. Consolidated Balance Sheets as of December 31, 1999, and December 31, 1998 (See Annual Report, page 15)
                                3. Consolidated Statements of Income for Years Ended December 31, 1999, December 31, 1998, and December 31, 1997 (See Annual Report, pages 16 and 17)
                                4. Consolidated Statements of Cash Flows for Years Ended December 31, 1999, December 31, 1998, and December 31, 1997 (See Annual Report, pages 18 and 19)
                                5.  Consolidated Statements of Changes in
                                    Stockholders' Equity for Years Ended
                                    December 31, 1999, December 31, 1998, and
                                    December 31, 1997 (See Annual Report, pages
                                    20 and 21)
                                6. Notes to Consolidated Financial Statements for Years Ended December 31, 1999, December 31, 1998 and December 31, 1997 (See Annual Report, pages 22-39)


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.



                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Virginia Financial Corporation
Staunton, Virginia



by  /s/ William P. Heath, Jr.
  --------------------------------------------
         William P. Heath, Jr., President


Virginia Financial Corporation
Staunton, Virginia



by  /s/ Fred D. Bowers
  --------------------------------------------
         Fred D. Bowers, Secretary/Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                        Title                                    Date
         ----                                        -----                                    ----

/s/ Lee S. Baker                            Director                                         3/28/00
------------------------------------                                                       ----------
Lee S. Baker


/s/ Benham M. Black                         Director                                         3/28/00
------------------------------------                                                       ----------
Benham M. Black


/s/ Harry V. Boney                          Chairman of the Board                            3/28/00
------------------------------------                                                       ----------
Harry V. Boney                              Director


/s/ William P. Heath, Jr.                   President                                       3/28/00
------------------------------------                                                      -----------
William P. Heath, Jr.                       Director


/s/ Jan S. Hoover                           Director                                        3/28/00
------------------------------------                                                      -----------
Jan S. Hoover


/s/ Martin F. Lightsey                      Director                                        3/28/00
------------------------------------                                                      -----------
Martin F. Lightsey


/s/ James S. Quarforth                      Director                                        3/28/00
------------------------------------                                                      -----------
James S. Quarforth

                         VIRGINIA FINANCIAL CORPORATION

                           EXHIBIT INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBIT NUMBER                 DESCRIPTION
--------------                 -----------

     13                        Annual Report.

     21                        Subsidiaries of the Registrant. *

     27                        Financial Data Schedule.


     99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1999 (incorporated herein as Exhibit 99.1).

                            1. Report of Independent Auditors (See Annual
                               Report, page 14)
                            2. Consolidated Balance Sheets as of December 31,
                               1999, and December 31, 1998 (See Annual Report, page 15)
                            3. Consolidated Statements of Income for Years Ended
                               December 31, 1999, December 31, 1998, and
                               December 31, 1997 (See Annual Report, pages 16 and 17)
                            4. Consolidated Statements of Cash Flows for Years
                               Ended December 31, 1999, December 31, 1998, and December 31, 1997 (See Annual Report, pages 18 and 19)
                            5. Consolidated Statements of Changes in
                               Stockholders' Equity for Years Ended December 31, 1999, December 31, 1998, and December 31, 1997
                               (See Annual Report, pages 20 and 21)
                            6. Notes to Consolidated Financial Statements for
                               Years Ended December 31, 1999, December 31, 1998 and December 31, 1997 (See Annual Report, pages 22-39)



* The only subsidiary of the Company is Planters Bank & Trust Company of Virginia. A separate exhibit has not been included herewith.