Form 10-Q
period 2000-03-31
VIRGINIA FINANCIAL CORP
filed 2000-05-12
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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

                      Class: Common Stock, $5.00 par value
                    Outstanding as of May 3, 2000: 3,981,008

===============================================================================

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


Part 1
Item 1.

                         VIRGINIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended
                                                             MARCH 31                   MARCH 31
                                                               2000                       1999
                                                       -------------------       ---------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                                       $4,594                     $3,994
   To Finance Agriculture & Farmers                                 62                         68
   Commercial & Industrial                                         922                        872
   Individuals for Household & Personal                            771                        863
   Obligations of State & Political Tax-Exempt                       1                          1
   Other                                                             0                          1

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                              1,346                      1,321
   State & Political-Taxable                                        94                         50
   State & Political-Tax Exempt                                    448                        305
   Other Domestic Debt Securities                                   11                          5
   Equity Securities                                                54                        101
Interest on Earning Deposits Due From Banks                         29                          0
Interest on Federal Funds Sold                                       8                         41
                                                            -----------                -----------
   Total Interest Income                                         8,340                      7,622
                                                            -----------                -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    300                        282
   Money Market Accounts                                           485                        470
   Other Savings Deposits                                          306                        270
   CD's of 100M or More                                            322                        325
   All Other Time Deposits                                       2,039                      1,923

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         177                        129
Interest on Other Borrowed Money                                   159                          0
                                                            -----------                -----------
Total Interest Expense                                           3,788                      3,399
                                                            -----------                -----------
Net Interest Income                                              4,552                      4,223
Provision for Loan Losses                                          209                        149
                                                            -----------                -----------
   Net Interest Income after Provision for Loan Losses           4,343                      4,074
                                                            -----------                -----------

Noninterest Income:
   Trust Department Income                                         448                        388
   Service Charges on Deposit Accts.                               371                        300
   Other Fee Income                                                366                        550
   All Other Non-Interest Income                                    54                         30
                                                            -----------                -----------
   Total Noninterest Income                                      1,239                      1,268
                                                            -----------                -----------

Noninterest Expense:
  Salaries & Employee Benefits                                   1,787                      1,625
  Expense of Premise & Fixed Assets                                470                        349
  Other Non-Interest Expense                                     1,098                        938
                                                            -----------                -----------
   Total Non-Interest Expense                                    3,355                      2,912
                                                            -----------                -----------
Income Before Income Taxes                                       2,227                      2,430
Provision for Income Taxes                                         625                        741
                                                            -----------                -----------
Net Income                                                  $    1,602                 $    1,689
                                                            ===========                ===========
Per Share Data Net Income, basic and diluted                $     0.40                 $     0.42
Cash Dividends                                              $     0.17                 $     0.16

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                          MARCH 31                DECEMBER 31
                                                            2000                     1999
                                                         -----------              -----------

ASSETS
Cash & Due from Banks                                     $  15,115                $   24,918
Interest Earning Deposits Due From Banks                         71                     3,241
Federal Funds Sold                                            7,100                         0
Securities (fair value: 2000, $133,442;
   1999, $135,434)                                          135,237                   137,203
Loans held for resale                                         1,160                     1,017
Loans, net of allowance for loan losses, 2000, $3,601;
   1999, $3,470                                             301,568                   290,496
Bank Premises and Equipment                                   7,446                     7,617
Deposit Intangibles                                           2,140                     2,180
Other Assets                                                  6,349                     6,709
                                                         -----------               -----------
     Total Assets                                         $ 476,186                $  473,381
                                                         ===========               ===========

LIABILITIES AND CAPITAL
Deposits
  Demand                                                  $  67,620                $   64,052
  NOW Accounts                                               51,419                    50,454
  Money Market Checking                                      55,182                    53,835
  Savings                                                    41,948                    42,257
  Time Deposits                                             189,367                   186,767
                                                         -----------               -----------
     Total Deposits                                         405,536                   397,365


Securities Sold Under
  Agmt. to Repurchase                                        11,335                     9,725
Other Borrowed Money                                         11,000                    15,000
Federal Funds Purchased                                           0                     3,900
Other Liabilities                                             1,746                     1,271

Stockholders' Equity
  Common Stock                                               19,907                    19,986
  Surplus                                                    13,040                    13,478
  Undivided Profits                                          15,311                    14,389
  Accumulated Other Comprehensive Income                     (1,689)                   (1,733)
                                                         -----------               -----------
     Total Stockholders' Equity                              46,569                    46,120
                                                         -----------               -----------
     Total Liabilities
     and Stockholders' Equity                             $ 476,186                 $ 473,381
                                                         ===========               ===========

The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                   Three Months Ended
                                                          MARCH 31                 MARCH 31
                                                            2000                     1999
                                                         -----------              -----------

Cash Flows from Operating Activities

Interest received                                         $   8,141               $    7,469
Fees and other non-interest income                            1,239                    1,262
Interest paid                                                (3,754)                  (3,179)
Cash paid to suppliers and employees                         (2,849)                  (1,907)
Income taxes paid                                                 0                     (623)
                                                         -----------              -----------

  Net cash provided by operating activities               $   2,777               $    3,022
                                                         -----------              -----------

Cash Flows from Investing Activities

Maturities of securities                                        772                   10,019
Proceeds from sales of securities                             1,616                    5,946
Purchases of securities-                                       (281)                 (11,541)
Net (increase) decrease in loans                            (11,424)                   2,940
Proceeds from sale of equipment                                   0                        0
Capital expenditures                                            (58)                    (321)
Net (increase) decrease in other assets                          (8)                      10
Other real estate owned improvements                              0                        0
Proceeds from sale of other real estate                          49                      120
                                                         -----------              -----------

  Net cash provided by (used in) investing activities     $  (9,334)               $   7,173
                                                         -----------              -----------

Cash Flows from Financing Activities

Net increase in certificates of deposit                       2,600                    2,173
Net increase in demand & savings deposits                     5,571                    1,259
Net (decrease) in federal funds purchased                    (3,900)                  (9,475)
Net (decrease) in other borrowed money                       (4,000)                       0
Net increase in securities sold
    under repurchase agreements                               1,610                    1,705
Payment to repurchase common stock                             (517)                       0
Dividends paid                                                 (680)                    (640)
                                                         -----------              -----------

  Net cash provided by (used in) financing activities     $     684                $  (4,978)
                                                         -----------              -----------

  Net increase (decrease) in cash and cash equivalents       (5,873)                   5,217

Cash and cash equivalents at beginning of year               28,159                   17,557
                                                         -----------              -----------

Cash and cash equivalents at end of year                  $  22,286                $  22,774
                                                         ===========              ===========

                         VIRGINIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (IN THOUSANDS OF DOLLARS)

                                                                    Three Months Ended
                                                          MARCH 31                  MARCH 31
                                                            2000                      1999
                                                         -----------                ----------


Reconciliation of net income to net cash provided by operating activities

Net income                                                 $  1,602                  $  1,689
                                                         -----------                ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                229                       173
    Provision for loan losses                                   209                       149
    Loss (gain) on sale of assets                                 0                         1
    Provision for deferred taxes                                  0                         0
    Realized gains on available for sale securities             (16)                        0
    Increase in taxes payable                                   212                        42
    (Increase) decrease in interest receivable                 (137)                     (108)
    Increase  in interest payable                                34                       220
    Increase (decrease) in prepaid expenses                     382                       (22)
    Increase in accrued expenses                                232                       893
    Premium amortization (discount accretion)
    on securities, net                                           16                       (15)
    Increase (decrease) in deferred income                       (2)                        6
    Increase (decrease) in fees receivable                       16                        (6)
                                                         -----------                ----------

Total Adjustments                                          $  1,175                  $  1,333
                                                         -----------                ----------

Net cash provided by operating activities                  $  2,777                  $  3,022
                                                         ===========                ==========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans              0                       162
                                                         ===========                ==========

   Unrealized gain (loss) on securities available
      for sale                                                   66                      (489)
                                                         ===========                ==========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                            (IN THOUSANDS OF DOLLARS)

                                                                                         Accumulated
                                                                                           Other
                                                       Common     Caital    Retained    Comprehensive  Comprehensive
                                                        Stock     Surplus   Earnings       Income        Income      Total
                                                      ---------- ---------- ----------  ----------    ----------  ---------
Balances, December 31, 1998                              20,000     13,554     11,434         476                   45,464
  Comprehensive income:
    Net income                                                                  1,689                     1,689      1,689
      Other comprehensive income net of tax,
        unrealized holding (losses) arising during
        the period
         (net of tax, ($166,356))                                                            (323)         (323)        13
                                                                                                      ----------
               Total comprehensive income                                                                 1,366
                                                                                                      ==========
      Cash dividends ($0.16 per share)                                           (640)                                (640)
                                                      ---------- ---------- ----------  ----------                ---------

Balances, March 31, 1999                               $ 20,000   $ 13,554   $ 12,483       $ 153                 $ 46,190
                                                      ========== ========== ==========  ==========                =========




                                                                                         Accumulated
                                                                                          Other
                                                       Common     Caital    Retained    Comprehensive    Comprehensive
                                                        Stock     Surplus   Earnings    Income (Loss)  Income      Total
                                                      ---------- ---------- ----------  ------------------------  ---------

Balances, December 31, 1999                              19,986     13,478     14,389      (1,733)                  46,120
  Comprehensive income:
    Net income                                                                  1,602                     1,602      1,602
      Other comprehensive income net of tax,
        unrealized holding gains arising during
        the period
         (net of tax, $22,412)                                                                 44            44         44
                                                                                                      ----------
               Total comprehensive income                                                                 1,646
                                                                                                      ==========
      Cash dividends ($0.17 per share)                                           (680)                                (680)
      Stock repurchase of 15,726 shares                     (79)      (438)                                           (517)
                                                      ---------- ---------- ----------  ----------                ---------
Balances, March 31, 2000                               $ 19,907   $ 13,040   $ 15,311    $ (1,689)                $ 46,569
                                                      ========== ========== ==========  ==========                =========


The accompanying notes are an integral part of these statements

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1999. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2000 and 1999, the company's financial position at March 31, 2000 and December 31, 1999, and cash flows for the three month periods ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

           On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which will serve as the holding company of the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of March 31, 2000 and December 31, 1999 are summarized below.




                                                                   (IN THOUSANDS OF DOLLARS)
                                                        March 31, 2000                          December 31, 1999
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
                                          ----       ------     -----------        ----       ------     -----------
Securities Available for Sale

        U.S. Treasury Securities         $  8,290    $  8,144      $   (146)      $  8,257    $  8,128      $   (129)
        U.S. Agency Securities             34,579      33,661      $   (918)        34,581      33,743      $   (838)
        Obligations of State and
           Political Subdivisions          28,881      27,571      $ (1,310)        28,874      27,395      $ (1,479)
        Other Securities                    3,840       3,655          (185)         5,189       5,009          (180)
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Available for Sale      $ 75,590    $ 73,031      $ (2,559)      $ 76,901    $ 74,275      $ (2,626)
                                       ===========  ==========  ============     ==========  ==========  ============



Securities Held to Maturity

        U.S. Treasury Securities         $  4,490    $  4,410      $    (80)      $  4,489    $  4,431      $    (58)
        U.S. Agency Securities             41,286      39,843      $ (1,443)        41,285      39,833      $ (1,452)
        Obligations of State and
           Political Subdivisions          16,430      16,158      $   (272)        17,154      16,895      $   (259)
        Other Securities                        0           0           $ 0              0           0      $      0
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Held to Maturity        $ 62,206    $ 60,411      $ (1,795)      $ 62,928    $ 61,159      $ (1,769)
                                       ===========  ==========  ============     ==========  ==========  ============

                         VIRGINIA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:


                                                                   March 31, 2000      December 31, 1999
                                                                   --------------      -----------------
             Real Estate Loans:
               Construction and Land Development                       $ 12,183             $ 8,674
               Secured by Farm Land                                       3,833               3,915
               Secured by 1-4 Family residential                        126,660             122,411
               Other Real Estate Loans                                   85,179              82,281
             Loans to Farmers (Except Those Secured by Real Estate)       2,412               2,883
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                 35,315              33,874
             Loans to Individuals for Personal Expenditures              39,441              39,974
             All Other Loans                                                467                 277
                                                                    ------------        ------------
                   Total Loans                                          305,490             294,289
             Less Unearned Income Reflected in Loans                        321                 323
                                                                    ------------        ------------
                   Loans, Net of Unearned Income                      $ 305,169           $ 293,966
                                                                    ============        ============

The Bank had loans in a Nonaccrual category of $1,064 on December 31, 1999 and $1,042 on March 31, 2000


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses
                                                                          For the Three Months Ended

                                                                   March 31, 2000       March 31, 1999
                                                                   --------------       --------------
             Balance at Beginning of Period                               3,470               3,212

             Charge-Offs                                                    (95)               (191)

             Recoveries                                                      17                  20
                                                                    ------------        ------------
             Net Charge-Offs                                                (78)               (171)

             Provision for Loan Losses                                      209                 149
                                                                    ------------        ------------
             Balance at End of Period                                   $ 3,601             $ 3,190
                                                                    ============        ============

Part 1
Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Net income for the first quarter of 2000 was $1,602,000 compared to $1,689,000 for the first quarter of 1999. This represents a decrease of $87,000 or 5.2%. Interest income increased $718,000 or 9.4% and total average earning assets increased $38,830,000 or 9.6%. The yield on average earning assets was 7.8% and 7.7% for the first quarters of 2000 and 1999 respectively. Interest expense increased $389,000 or 11.4% and total average interest bearing liabilities increased $36,432,000 or 11.3%. The cost of funds was 4.2% for both first quarters of 2000 and 1999. The net interest spread was 3.6% and 3.5% for the first quarters of 2000 and 1999 respectively.

     Non-interest income decreased $29,000 or 2.3% the first quarter of 2000 compared to 1999. This decrease was due to a decrease in business volume generated by the secondary mortgage department. Non-interest expense increased $443,000 or 15.2% the first quarter of 2000 compared to 1999. This increase was due to increases in salaries and employee benefits; increases in premises and fixed asset expense due to the addition of four new branches during 1999; and increases in other non-interest expenses associated with the branch expansion.

Financial Condition
-------------------

     Total assets increased $2,805,000 the first quarter of 2000 compared to a decrease of $2,468,000 the first quarter of 1999.

     During the first quarter of 2000, cash & due from banks decreased $9,803,000; interest earning deposits due from banks decreased $3,170,000; the investment portfolio was reduced by $1,966,000; deposit growth was $8,171,000; and securities sold under agreements to repurchase increased by $1,610,000. These sources of funds were used to fund loan growth of $11,215,000; increase federal funds sold by $7,100,000; decrease federal funds purchased by $3,900,000; and decrease other borrowed money by $4,000,000.

     During the first quarter of 1999, cash & due from banks decreased $2,208,000; the investment portfolio was reduced by $4,877,000; net loans decreased by $3,251,000; deposit growth was $3,433,000 and securities sold under agreements to repurchase increased by $1,705,000. These sources of funds were used to increase federal funds sold by $7,425,000 and to decrease federal funds purchased by $9,475,000.
-
Future Operations
-----------------

     Planters Bank & Trust Company of Virginia has committed to purchase 6 acres of land located in the Greenhills Industrial and Technological Park, Staunton, Virginia for a cost of $126,000. The Bank has plans to build an 18,000 square foot operations center with construction to begin approximately August 1, 2000. The new operations center will house the bank's proof and transit department, secondary mortgage department and other operational support departments. The new building will help alleviate the present overcrowded condition at the main office location. The total cost for this operations facility is estimated to be $1,425,000.




Part 1
Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information reported as of December 31, 1999, in Form 10-K.

                        VIRGINIA FINANCIAL CORPORATION
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES


                                                                                (000 Omitted)
                                                                          Three Months Ended March 31
                                                                2000                                   1999
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                        $  97,392    $ 1,492       6.13%       $  99,110    $ 1,477     5.96%
   Tax-exempt (1)                                    41,428        702       6.78%          27,782        462     6.65%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                         $ 138,820    $ 2,194       6.32%       $ 126,892    $ 1,939     6.11%

Loans (net of earned income):
   Taxable                                          299,882      6,349       8.47%         271,977      5,798     8.53%
   Tax-Exempt (1)                                       128          2       6.25%             131          2     6.11%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                300,010      6,351       8.47%         272,108      5,800     8.53%
Interest Earning Deposits Due From Banks              2,024         29       5.73%
Fed Funds Sold and Repurchase Agreements                462          8       6.93%           3,486         41     4.70%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       441,316      8,582       7.78%         402,486      7,780     7.73%
Less Allowance for Loan Losses                       (3,539)                                (3,250)
Total Nonearning Assets                              31,955                                 29,409
                                                 -----------                            -----------
         Total Assets                             $ 469,732                              $ 428,645
                                                 ===========                            ===========

LIABILITIES AND SHAREHOLDER EQUITY

Interest bearing deposits:
         NOW Accounts                             $  49,585    $   300       2.42%       $  45,326    $   282     2.49%
         Money Market Savings                        54,977        485       3.53%          55,340        470     3.40%
         Regular Savings                             41,461        306       2.95%          36,821        270     2.93%
         Certificates of Deposit:
            Less than $100,000                      161,953      2,039       5.04%         146,562      1,923     5.25%
            $100,000 and More                        26,253        322       4.91%          25,827        325     5.03%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     334,229      3,452       4.13%         309,876      3,270     4.22%

Fed Funds Purchased & Repurchase Agreements          13,547        177       5.23%          11,941        129     4.32%
Other Borrowed Money                                 10,473        159       6.07%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  358,249      3,788       4.23%         321,817      3,399     4.22%

Noninterest Bearing Liabilities
         Demand Deposits                             63,221                                 58,764
         Other Liabilities                            1,880                                  2,089
                                                 -----------                            -----------
Total Liabilities                                   423,350                                382,670
Stockholders' Equity                                 46,382                                 45,975
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 469,732                              $ 428,645
                                                 ===========                            ===========

Net Interest Income                                              4,794                                  4,381
Interest Rate Spread                                                         3.55%                                3.51%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.43%                                3.38%
Net Interest Margin                                                          4.35%                                4.35%



(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 2000

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of March 31, 2000 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the Quarter ended March 31, 2000.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were filed during the Quarter ended March 31, 2000.

     (b) Exhibits

     The following exhibits are filed with this Form 10-Q or incorporated by reference to previous filings.

         Number               Description
         -------              -----------

         Exhibit 3.       (i)  Articles of Incorporation incorporated by
                               reference to Exhibit 3.1 of the Company's Form 8-B successor registration statement filed March 24, 1997.

                         (ii) Bylaws incorporated by reference to Exhibit 3.2 of the Company's Form 8-B successor registration statement filed March 24, 1997.

         Exhibit 11.           EPS Computation attached.

         Exhibit 27.           Financial Data Schedule Attached.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Virginia Financial Corporation
                                    (Registrant)



Date         May 15, 2000                        /s/ Fred D. Bowers
    ---------------------------                 -----------------------------
                                            Fred D. Bowers, Secretary/Treasurer
                                         (Principal Accounting Officer and Duly
                                                 Authorized Officer)