Form 10-Q
period 2000-06-30
VIRGINIA FINANCIAL CORP
filed 2000-08-11
CIK 1036070

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                       ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class: Common Stock, $5.00 par value
                  Outstanding as of August 7, 2000: 3,981,008

================================================================================

                        VIRGINIA FINANCIAL CORPORATION

                                     INDEX

                                                                                               Page No.
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Income                                                 3

                 Consolidated Balance Sheets                                                       5

                 Consolidated Statements of Cash Flows                                             6

                 Consolidated Statements of Changes in Stockholders' Equity                        8

                 Notes to Consolidated Financial Statements                                        9

         Item 2. Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                                          11

         Item 3. Quantitative and Qualitative Disclosure about Market Risk                        11

Part II. Other Information

         Item 1. Legal Proceedings                                                                13

         Item 4. Submission of Matters to a Vote of Security Holders                              13

         Item 6. Exhibits and Reports on Form 8-K                                                 13

         Signature                                                                                14

Part 1
Item 1.

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended
                                                             JUNE 30                     JUNE 30
                                                               2000                        1999
                                                            ----------                  ---------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                                    $  4,948                    $ 3,992
   To Finance Agriculture & Farmers                                59                         64
   Commercial & Industrial                                        973                        891
   Individuals for Household & Personal                           771                        828
   Obligations of State & Political Tax-Exempt                      7                          1
   Other                                                            -                         13

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                             1,346                      1,281
   State & Political-Taxable                                       94                         57
   State & Political-Tax Exempt                                   438                        313
   Other Domestic Debt Securities                                  11                         17
   Equity Securities                                               46                         87
Interest on Earning Deposits Due From Banks                         2                          -
Interest on Federal Funds Sold                                     27                        104
                                                             --------                    -------
   Total Interest Income                                        8,722                      7,648
                                                             --------                    -------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                   308                        292
   Money Market Accounts                                          519                        481
   Other Savings Deposits                                         310                        278
   CD's of 100M or More                                           357                        337
   All Other Time Deposits                                      2,162                      1,847

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                        213                        118
Interest on Other Borrowed Money                                  207                          -
                                                             --------                    -------
Total Interest Expense                                          4,076                      3,353
                                                             --------                    -------
Net Interest Income                                             4,646                      4,295
Provision for Loan Losses                                         197                        263
                                                             --------                    -------
   Net Interest Income after Provision for Loan Losses          4,449                      4,032
                                                             --------                    -------

Noninterest Income:
   Trust Department Income                                        405                        379
   Service Charges on Deposit Accts.                              363                        309
   Other Fee Income                                               336                        461
   All Other Non-Interest Income                                   36                        171
                                                             --------                    -------
   Total Noninterest Income                                     1,140                      1,320
                                                             --------                    -------

   Gains of securities                                              -                         42
                                                             --------                    -------

Noninterest Expense:
  Salaries & Employee Benefits                                  2,087                      1,707
  Expense of Premises & Fixed Assets                              478                        366
  Computer Services                                               279                        193
  Other Non-Interest Expense                                      747                        812
                                                             --------                    -------
   Total Non-Interest Expense                                   3,591                      3,078
                                                             --------                    -------
Income Before Income Taxes                                      1,998                      2,316
Provision for Income Taxes                                        547                        698
                                                             --------                    -------
Net Income                                                   $  1,451                    $ 1,618
                                                             ========                    =======
Per Share Data Net Income, basic and diluted                 $   0.36                    $  0.40
Cash Dividends                                               $   0.17                    $  0.16

The accompanying notes are an integral part of these statements

Part 1
Item 1.

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                                      Six Months Ended
                                                           JUNE 30                       JUNE 30
                                                             2000                          1999
                                                          ----------                    ----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                                 $   9,542                      $  7,986
   To Finance Agriculture & Farmers                             121                           132
   Commercial & Industrial                                    1,895                         1,762
   Individuals for Household & Personal                       1,541                         1,691
   Obligations of State & Political Tax-Exempt                    9                             2
   Other                                                          -                            13

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                           2,693                         2,603
   State & Political-Taxable                                    188                           107
   State & Political-Tax Exempt                                 886                           619
   Other Domestic Debt Securities                                21                            22
    Equity Securities                                           100                           188
Interest on Earning Deposits Due From Banks                      31                             -
Interest on Federal Funds Sold                                   34                           145
                                                          ---------                      --------
   Total Interest Income                                     17,061                        15,270
                                                          ---------                      --------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                 609                           574
   Money Market Accounts                                      1,004                           952
   Other Savings Deposits                                       616                           548
   CD's of 100M or More                                         678                           662
   All Other Time Deposits                                    4,201                         3,769

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                      391                           247
Interest on Other Borrowed Money                                365                             -
                                                          ---------                      --------
Total Interest Expense                                        7,864                         6,752
                                                          ---------                      --------
Net Interest Income                                           9,197                         8,518
Provision for Loan Losses                                       406                           411
                                                          ---------                      --------
   Net Interest Income after Provision for Loan Losses        8,791                         8,107
                                                          ---------                      --------

Noninterest Income:
   Trust Department Income                                      853                           766
   Service Charges on Deposit Accts.                            735                           610
   Other Fee Income                                             701                         1,010
   All Other Non-Interest Income                                 74                           202
                                                          ---------                      --------
   Total Noninterest Income                                   2,363                         2,588
                                                          ---------                      --------

   Gains of securities                                           16                            42
                                                          ---------                      --------

Noninterest Expense:
  Salaries & Employee Benefits                                3,874                         3,333
  Expense of Premises & Fixed Assets                            947                           716
  Computer Services                                             559                           410
  Other Non-Interest Expense                                  1,566                         1,532
                                                          ---------                      --------
   Total Non-Interest Expense                                 6,946                         5,991
                                                          ---------                      --------
Income Before Income Taxes                                    4,224                         4,746
Provision for Income Taxes                                    1,172                         1,439
                                                          ---------                      --------
Net Income                                                $   3,052                      $  3,307
                                                          =========                      ========
Per Share Data Net Income, basic and diluted              $    0.77                      $   0.83
Cash Dividends                                            $    0.34                      $   0.32

The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                          JUNE 30              DECEMBER 31
                                                            2000                  1999
                                                         ----------            -----------
Assets
Cash & Due from Banks                                    $   20,898            $    24,918
Interest Earning Deposits Due From Banks                         40                  3,240
Federal Funds Sold                                                -                      -
Securities (fair value: 2000, $131,887;
   1999, $135,434)                                          133,617                137,203
Loans held for resale                                         1,120                  1,017
Loans, net of allowance for loan losses, 2000, $3,751;
   1999, $3,470                                             318,326                290,496
Bank Premises and Equipment, net                              7,486                  7,617
Deposit Intangibles                                           2,101                  2,180
Other Assets                                                  6,818                  6,710
                                                         ----------            -----------
     Total Assets                                        $  490,406            $   473,381
                                                         ==========            ===========

Liabilities and Stockholders' Equity
Liabilities
Deposits
  Demand                                                 $   65,853            $    64,052
  NOW Accounts                                               48,384                 50,454
  Money Market Checking                                      58,702                 53,835
  Savings                                                    42,207                 42,257
  Time Deposits                                             195,181                186,767
                                                         ----------            -----------
     Total Deposits                                         410,327                397,365

Securities Sold Under
  Agmt. to Repurchase                                        13,160                  9,725
Other Borrowed Money                                         15,000                 15,000
Federal Funds Purchased                                       2,725                  3,900
Other Liabilities                                             1,772                  1,271
                                                         ----------
     Total Liabilities                                      442,984                427,261
                                                         ----------            -----------

Stockholders' Equity
  Common Stock                                               19,905                 19,986
  Surplus                                                    13,027                 13,478
  Undivided Profits                                          16,085                 14,389
  Accumulated Other Comprehensive Loss                       (1,595)                (1,733)
                                                         ----------            -----------
     Total Stockholders' Equity                              47,422                 46,120
                                                         ----------            -----------
     Total Liabilities
     and Stockholders' Equity                            $  490,406            $   473,381
                                                         ==========            ===========

The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                     Six Months Ended
                                                          JUNE 30                      JUNE 30
                                                            2000                         1999
                                                         ----------                   ----------
Cash Flows from Operating Activities

Interest received                                        $   16,874                   $   15,310
Fees and other non-interest income                            2,351                        2,464
Interest paid                                                (7,758)                      (6,499)
Origination of loans available for sale                     (11,959)                     (35,935)
Proceeds from sale of loans availabe for sale                11,783                       37,281
Cash paid to suppliers and employees                         (6,016)                      (5,320)
Income taxes paid                                            (1,000)                      (1,560)
                                                         ----------                   ----------

  Net cash provided by operating activities              $    4,275                   $    5,741
                                                         ----------                   ----------

Cash Flows from Investing Activities

Proceeds from maturities and calls of securities         $    2,992                   $   25,999
Proceeds from sales of securities                             1,681                       12,307
Purchases of securities                                        (751)                     (36,879)
Net (increase) decrease in loans                            (28,476)                       1,048
Proceeds from sale of equipment                                   -                          226
Capital expenditures                                           (328)                      (1,089)
Net (increase) decrease in other assets                           4                          (27)
Proceeds from sale of other real estate                          49                          161
                                                         ----------                   ----------

  Net cash provided by (used in) investing activities    $  (24,829)                  $    1,746
                                                         -----------                  ----------

Cash Flows from Financing Activities

Net increase in certificates of deposit                  $    8,414                   $    1,881
Net increase in demand & savings deposits                     4,548                        2,083
Net decrease in federal funds purchased                      (1,175)                      (9,475)
Net decrease in Federal Home Loan Bank advances                   -                            -
Net increase in securities sold
  under repurchase agreements                                 3,435                        4,275
Payment to repurchase common stock                             (532)                           -
Dividends paid                                               (1,356)                      (1,280)
                                                         ----------                   ----------

  Net cash provided by (used in) financing activities    $   13,334                   $   (2,516)
                                                         ----------                   ----------

  Net increase (decrease) in cash and cash equivalent    $   (7,220)                  $    4,971

Cash and cash equivalents at beginning of year               28,158                       17,557
                                                         ----------                   ----------

Cash and cash equivalents at end of year                 $   20,938                   $   22,528
                                                         ==========                   ==========

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (IN THOUSANDS OF DOLLARS)

                                                                         Six Months Ended
                                                               JUNE 30                      JUNE 30
                                                                 2000                         1999
                                                              ---------                    ---------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                                    $   3,052                    $   3,307
                                                              ---------                    ---------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                              $     460                    $     358
    Provision for loan losses                                       406                          411
    Gain on sale of assets                                            -                         (133)
    Provision for deferred taxes                                      -                            -
    Origination of loans available for sale                     (11,959)                     (35,935)
    Proceeds from sale of loans availabe for sale                11,783                       37,281
    Gain on sale of securities                                      (16)                         (42)
    Increase in taxes payable                                         -                           10
    (Increase) decrease in interest receivable                      (68)                         138
    Increase in interest payable                                    106                          253
    (Increase) decrease in prepaid expenses                          87                         (290)
    Increase in accrued expenses                                    403                          398
    Premium amortization (discount accretion)
       on securities, net                                            40                          (30)
    Increase (decrease) in deferred income                           (8)                           5
    Increase (decrease) in fees receivable                          (11)                          10
                                                              ---------                    ---------

Total Adjustments                                             $   1,223                    $   2,434
                                                              ---------                    ---------

Net cash provided by operating activities                     $   4,275                    $   5,741
                                                              =========                    ==========

Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans                313                          540
                                                              =========                    =========

   Unrealized gain (loss) on securities available for sale          209                       (1,440)
                                                              =========                    =========

The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                           (IN THOUSANDS OF DOLLARS)

                                                                                               Accumulated
                                                                                                   Other
                                                                Common    Capital   Retained   Comprehensive Comprehensive
                                                                 Stock    Surplus   Earnings   Income (Loss)    Income       Total
                                                              --------- ---------- ---------- -------------  -------------  -------
Balances, December 31, 1998                                      20,000     13,554     11,434           476                  45,464
  Comprehensive income:
    Net income                                                                          3,307                        3,307    3,307
       Other comprehensive income net of tax,
         Unrealized holding (losses) arising during the period
            (net of tax, ($475,290))                                                                                  (922)    (950)
         Reclassification adjustment (net of tax, $14,235)                                                             (28)
                                                                                                             -------------
         Other comprehensive income (net of tax, $489,525)                                             (950)          (950)    (950)
                                                                                                             -------------
    Total comprehensive income                                                                                       2,385
                                                                                                             =============
  Cash dividends ($0.32 per share)                                                     (1,280)                               (1,280)
                                                              --------- ---------- ---------- -------------                 -------
Balances, June 30, 1999                                       $  20,000 $   13,554 $   13,461 $        (474)                $46,541
                                                              ========= ========== ========== =============                 =======

                                                                                               Accumulated
                                                                                                  Other
                                                                Common    Capital   Retained   Comprehensive Comprehensive
                                                                 Stock    Surplus   Earnings   Income (Loss)    Income       Total
                                                              --------- ---------- ---------- -------------  -------------  -------
Balances, December 31, 1999                                      19,986     13,478     14,389        (1,733)                 46,120
  Comprehensive income:
    Net income                                                                          3,052                        3,052    3,052
    Other comprehensive income net of tax:
         Unrealized holding gains arising during the period
            (net of tax, $76,495)                                                                                      149        -
         Reclassification adjustment (net of tax, $5,507)                                                              (11)
                                                                                                             -------------
         Other comprehensive income (net of tax, $70,988)                                               138            138      138
                                                                                                             -------------
    Total comprehensive income                                                                                       3,201
                                                                                                             =============
  Cash dividends ($0.34 per share)                                                     (1,356)                               (1,356)
  Stock repurchase of 16,190 shares                                 (81)      (451)                                            (532)
                                                              --------- ---------- ---------- -------------                 -------
Balances, June 30, 2000                                       $  19,905 $   13,027 $   16,085 $      (1,595)                $47,422
                                                              ========= ========== ==========  ============                 =======

The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

          The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1999. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six month periods ended June 30, 2000 and 1999, the company's financial position at June 30, 2000 and December 31, 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

          On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which will serve as the holding company of the Bank. This transaction was consumated on January 2, 1997.

Note 2. Securities as of June 30, 2000 and December 31, 1999 are summarized below.

                                                               (IN THOUSANDS OF DOLLARS)
                                                  June 30, 2000                         December 31, 1999
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
                                          ----       ------     -----------        ----       ------     -----------
Securities Available for Sale

        U.S. Treasury Securities       $    7,523   $   7,421   $      (102)     $   8,257   $   8,128   $      (129)
        U.S. Agency Securities             34,578      33,738          (840)        34,581      33,743          (838)
        Obligations of State and
           Political Subdivisions          28,888      27,583        (1,305)        28,874      27,395        (1,479)
        Other Securities                    4,266       4,095          (171)         5,189       5,009          (180)
                                       ----------   ---------   -----------      ---------   ---------   -----------
Total Securities Available for Sale    $   75,255   $  72,837   $    (2,418)     $  76,901   $  74,275   $    (2,626)
                                       ==========   =========   ===========      =========   =========   ===========

Securities Held to Maturity

        U.S. Treasury Securities       $    4,491   $   4,429   $       (62)     $   4,489   $   4,431   $       (58)
        U.S. Agency Securities             41,287      39,904        (1,383)        41,285      39,833        (1,452)
        Obligations of State and
           Political Subdivisions          15,002      14,717          (285)        17,154      16,895          (259)
        Other Securities                        -           -             -              -           -             -
                                       ----------   ---------   -----------      ---------   ---------   -----------
Total Securities Held to Maturity      $   60,780   $  59,050   $    (1,730)     $  62,928   $  61,159   $    (1,769)
                                       ==========   =========   ===========      =========   =========   ===========

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                    June 30, 2000         December 31, 1999
                                                                    -------------         -----------------
             Real Estate Loans:
               Construction and Land Development                     $    13,334              $     8,674
               Secured by Farmland                                         3,769                    3,915
               Secured by 1-4 Family residential                         132,279                  122,411
               Other Real Estate Loans                                    91,801                   82,281
             Loans to Farmers (Except Those Secured by Real Estate)        2,291                    2,883
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                  35,238                   33,874
             Loans to Individuals for Personal Expenditures               38,940                   39,974
             All Other Loans                                               4,770                      277
                                                                     -----------              -----------
                   Total Loans                                           322,422                  294,289
             Less, Unearned Income Reflected in Loans                        345                      323
                                                                     -----------              -----------
                   Loans, Net of Unearned Income                     $   322,077              $   293,966
                                                                     ===========              ===========

The Bank had loans in a Nonaccrual category of $1,064 on December 31, 1999 and $1,147 on June 30, 2000.

Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses

                                                                         For the Six Months Ended

                                                                    June 30, 2000       June 30, 1999
                                                                    -------------       -------------
             Balance at Beginning of Period                               3,470               3,212

             Charge-Offs                                                   (183)               (469)

             Recoveries                                                      58                  39
                                                                    -----------         -----------

             Net Charge-Offs                                               (125)               (430)

             Provision for Loan Losses                                      406                 411
                                                                    -----------         -----------

             Balance at End of Period                               $     3,751         $     3,193
                                                                    ===========        ============

Part 1
Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Net income for the second quarter of 2000 was $1,451,000 compared to $1,618,000 for the second quarter of 1999. This represents a decrease of $167,000 or 10.3%. Interest income increased $1,074,000 or 14.0% and total average earning assets increased $39,503,000 or 9.8%. The yield on average earning assets was 7.9% and 7.7% for the second quarters of 2000 and 1999 respectively. Interest expense increased $723,000 or 21.6% and total average interest bearing liabilities increased $38,944,000 or 12.1%. The cost of funds was 4.3% and 4.2% for the first six months ended of 2000 and 1999. The net interest spread was 3.6% and 3.5% for the same six months ended of 2000 and 1999.

     Non-interest income decreased $222,000 or 16.3% the second quarter of 2000 compared to 1999. This decrease was due to a decrease in business volume generated by the secondary mortgage department. Non-interest expense increased $513,000 or 16.7% the second quarter of 2000 compared to 1999. This increase was due to increases in salaries and employee benefits and increases in premises and fixed asset expenses which were due to the addition of four new branches during the second half of 1999.

Financial Condition
-------------------

     Total assets increased $14,220,000 the second quarter of 2000 compared to a increase of $2,956,000 the second quarter of 1999.

     During the second quarter of 2000, fed funds sold decreased $7,100,000; the investment portfolio was reduced by $1,620,000; deposit growth was $4,791,000; and all other short term borrowings increased by $8,550,000. These sources of funds were used to fund loan growth of $16,908,000 and increase cash & due from banks by $5,783,000.

     During the second quarter of 1999, deposit growth was $531,000 and securities sold under agreements to repurchase increased by $2,570,000. These sources of funds were used to increase cash & due from banks by $1,004,000 and the investment portfolio by $2,140,000.

Future Operations
-----------------

     Planters Bank & Trust Company of Virginia has completed the purchase 6 acres of land located in the Greenhills Industrial and Technological Park, Staunton, Virginia for a cost of $127,055. The Bank has plans to build an 18,000 square foot operations center with construction to begin approximately September 15, 2000. The new operations center will house the bank's proof and transit department, secondary mortgage department and other operational support departments. The new building will help alleviate the present overcrowded condition at the main office location. The total cost for this operations facility is estimated to be $1,425,000.



Part 1
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information reported as of December 31, 1999, in Form 10-K.

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
            AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                             (000 Omitted)
                                                                        Six Months Ended June 30
                                                                2000                                   1999
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                       $   97,325   $  3,014       6.19%      $   97,778   $  2,902     5.94%
   Tax-exempt (1)                                    37,839      1,342       7.09%          28,985        963     6.64%
                                                 -----------  --------   ---------      ----------   --------   -------
         Total Securities                        $  135,164   $  4,356       6.45%      $  126,763   $  3,865     6.10%

Loans (net of earned income):
   Taxable                                          306,653     13,100       8.54%         271,774     11,584     8.52%
   Tax-Exempt (1)                                       339         13       7.67%             104          3     5.77%
                                                 -----------  --------   ---------      ----------   --------   -------
         Total Loans                                306,992     13,113       8.54%         271,878     11,587     8.52%
Interest Earning Deposits Due From Banks              1,066         31       5.82%               -          -         -
Fed Funds Sold and Repurchase Agreements              1,131         34       6.01%           6,209        145     4.67%
                                                 -----------  --------   ---------      ----------   --------   -------
         Total Earning Assets                       444,353     17,534       7.89%         404,850     15,597     7.71%
                                                              --------                               --------
Less Allowance for Loan Losses                       (3,622)                                (3,250)
Total Nonearning Assets                              34,776                                 30,449
                                                 -----------                            ----------
         Total Assets                            $  475,507                             $  432,049
                                                 ===========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
         NOW Accounts                            $   50,030   $    609       2.43%      $   45,749   $    574     2.51%
         Money Market Savings                        55,618      1,004       3.61%          55,848        952     3.41%
         Regular Savings                             41,600        616       2.96%          37,164        548     2.95%
         Certificates of Deposit:
            Less than $100,000                      162,198      4,201       5.18%         146,636      3,769     5.14%
            $100,000 and More                        26,998        678       5.02%          26,382        662     5.02%
                                                 -----------  --------   ---------      ----------   --------   -------
Total Interest Bearing Deposits                     336,444      7,108       4.23%         311,779      6,505     4.17%

Fed Funds Purchased & Repurchase Agreements          14,086        391       5.55%          11,286        247     4.38%
Other Borrowed Money                                 11,479        365       6.36%               -          -         -
                                                 -----------  --------   ---------      ----------   --------   -------
Total Interest Bearing Liabilities                  362,009      7,864       4.34%         323,065      6,752     4.18%
                                                              --------                               --------

Noninterest Bearing Liabilities
         Demand Deposits                             64,772                                 60,445
         Other Liabilities                            2,045                                  2,237
                                                 ----------                             ----------
Total Liabilities                                   428,826                                385,747
Stockholders' Equity                                 46,681                                 46,302
                                                 ----------                             ----------
Total Liabilities and Stockholders' Equity       $  475,507                             $  432,049
                                                 ==========                             ==========

Net Interest Income                                           $  9,670                               $  8,845
                                                              ========                               ========
Interest Rate Spread                                                         3.55%                                3.53%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.54%                                3.34%
Net Interest Margin                                                          4.35%                                4.37%

(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 2000

                        VIRGINIA FINANCIAL CORPORATION

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of June 30, 2000 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Virginia Financial Corporation's annual meeting of shareholders was held on Monday, April 24, 2000 at the Corporation's main banking facility in Staunton, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated March 24, 2000 for the Corporation's Annual Meeting of Shareholders held April 24, 2000, filed with the Commission on March 24, 2000.

     One item was submitted to the shareholders to be voted upon: (1) To elect directors of the company.

          The votes cast for, or withheld for the one item were as follows:


               (1) Election of Directors of the company

                              Name                For     Withheld
                              ----                ---     --------
                         Lee S. Baker          3,006,624    35,152
                         Benham M. Black       3,039,488     2,288
                         Harry V. Boney        3,041,776         0
                         William P. Heath      3,041,776         0
                         Jan S. Hoover         3,038,920     2,856
                         Martin F. Lightsey    3,039,776     2,000
                         James S. Quarforth    3,016,864    24,912


Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were filed during the Quarter ended June 30, 2000.

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

                              Virginia Financial Corporation
                                    (Registrant)



Date  August 15, 2000                    /s/ Fred D. Bowers
     -----------------            ----------------------------------------
                                  Fred D. Bowers, Secretary/Treasurer
                                  (Principal Accounting Officer and Duly
                                          Authorized Officer)

Exhibit 11

Computation of Weighted Average Shares Outstanding and Earnings Per Share

Shares Outstanding End of Month - 2nd Quarter

                                                        2000
                                                     ----------
        April                                         3,981,008
        May                                           3,981,008
        June                                          3,981,008
                                                     ----------
                                                     11,943,024

        Divided by:                                   3 months
                                                     ----------

                                                      3,981,008
                                                     ==========

        Net Income                                    1,450,501
                                                     ==========

        Net Income Per Share - Basic & Diluted           $ 0.36

Shares Outstanding End of Month - YTD

        January                                       3,997,198
        February                                      3,993,708
        March                                         3,983,155
        April                                         3,981,008
        May                                           3,981,008
        June                                          3,981,008
                                                     ----------
                                                     23,917,085

        Divided by:                                   6 months
                                                     ----------

                                                      3,986,181
                                                     ==========

        Net Income                                    3,052,195
                                                     ==========

        Net Income Per Share - Basic & Diluted             0.77