Form 10-Q
period 2000-09-30
VIRGINIA FINANCIAL CORP
filed 2000-11-13
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                      -------    --------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:



                      Class: Common Stock, $5.00 par value
                 Outstanding as of November 13, 2000: 3,981,008

================================================================================

                         VIRGINIA FINANCIAL CORPORATION

                                      INDEX



                                                                                           Page No.

Part I.     Financial Information

            Item 1. Financial Statements

                    Consolidated Statements of Income                                         3

                    Consolidated Balance Sheets                                               5

                    Consolidated Statements of Cash Flows                                     6

                    Consolidated Statements of Changes in Stockholders' Equity                8

                    Notes to Consolidated Financial Statements                                9

            Item 2. Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                                  11

            Item 3. Quantitative and Qualitative Disclosure about Market Risk                11

Part II.    Other Information

            Item 1. Legal Proceedings                                                        13

            Item 4. Submission of Matters to a Vote of Security Holders                      13

            Item 6. Exhibits and Reports on Form 8-K                                         13

            Signature                                                                        13

            Exhibit 11                                                                       14

            Exhibit 27                                                                       15


Part 1
Item 1.

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                    Three Months Ended
                                                             SEPT 30                 SEPT 30
                                                               2000                   1999
                                                           ------------            -----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $      5,252               $     4,084
   To Finance Agriculture & Farmers                              60                        61
   Commercial & Industrial                                      957                       850
   Individuals for Household & Personal                         771                       795
   Obligations of State & Political Tax-Exempt                   60                         0
   Other                                                                                   10

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                           1,329                     1,389
   State & Political-Taxable                                    100                        81
   State & Political-Tax Exempt                                 425                       386
   Other Domestic Debt Securities                                11                        17
   Equity Securities                                             57                        70
Interest on Earning Deposits Due From Banks                       3                       103
Interest on Federal Funds Sold                                   35                        49
                                                         -----------               -----------
   Total Interest Income                                      9,060                     7,895
                                                         -----------               -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                 310                       296
   Money Market Accounts                                        572                       516
   Other Savings Deposits                                       311                       293
   CD's of 100M or More                                         457                       332
   All Other Time Deposits                                    2,356                     1,901

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                      228                       159
Interest on Other Borrowed Money                                174                         -
                                                         -----------               -----------
   Total Interest Expense                                     4,408                     3,497
                                                         -----------               -----------
   Net Interest Income                                        4,652                     4,398
Provision for Loan Losses                                       155                       287
                                                         -----------               -----------
   Net Interest Income after Provision for Loan Losses        4,497                     4,111
                                                         -----------               -----------

Noninterest Income:
   Trust Department Income                                      324                       324
   Service Charges on Deposit Accts.                            382                       306
   Other Fee Income                                             383                       411
   All Other Non-Interest Income                                 41                        22
                                                         -----------               -----------
      Total Noninterest Income                                1,130                     1,063
                                                         -----------               -----------

   Gains of securities                                            3                        24
                                                         -----------               -----------

Noninterest Expense:
  Salaries & Employee Benefits                                1,828                     2,004
  Expense of Premises & Fixed Assets                            469                       392
  Computer Services                                             273                       237
  Other Non-Interest Expense                                    864                       775
                                                         -----------               -----------
      Total Non-Interest Expense                              3,434                     3,408
                                                         -----------               -----------
Income Before Income Taxes                                    2,196                     1,790
Provision for Income Taxes                                      604                       481
                                                         -----------               -----------
   Net Income                                          $      1,592               $     1,309
                                                         ===========               ===========
Per Share Data, Net Income, basic and diluted          $       0.40               $      0.33
Cash Dividends                                         $       0.17               $      0.16


The accompanying notes are an integral part of these statements

Part 1
Item 1.

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                      Nine Months Ended
                                                              SEPT 30                 SEPT 30
                                                               2000                     1999
                                                           -----------               ----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                                 $    14,794               $    12,070
   To Finance Agriculture & Farmers                               181                       193
   Commercial & Industrial                                      2,852                     2,612
   Individuals for Household & Personal                         2,312                     2,486
   Obligations of State & Political Tax-Exempt                     69                         2
   Other                                                            -                        23

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                             4,022                     3,992
   State & Political-Taxable                                      288                       188
   State & Political-Tax Exempt                                 1,311                     1,005
   Other Domestic Debt Securities                                  32                        39
    Equity Securities                                             157                       258
Interest on Earning Deposits Due From Banks                        34                       103
Interest on Federal Funds Sold                                     69                       194
                                                           -----------               -----------
   Total Interest Income                                       26,121                    23,165
                                                           -----------               -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                   919                       870
   Money Market Accounts                                        1,576                     1,468
   Other Savings Deposits                                         927                       841
   CD's of 100M or More                                         1,135                       994
   All Other Time Deposits                                      6,557                     5,670

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                        619                       406
Interest on Other Borrowed Money                                  539                         -
                                                           -----------               -----------
   Total Interest Expense                                      12,272                    10,249
                                                           -----------               -----------
   Net Interest Income                                         13,849                    12,916
Provision for Loan Losses                                         561                       698
                                                           -----------               -----------
   Net Interest Income after Provision for Loan Losses         13,288                    12,218
                                                           -----------               -----------

Noninterest Income:
   Trust Department Income                                      1,177                     1,090
   Service Charges on Deposit Accts.                            1,117                       917
   Other Fee Income                                             1,084                     1,355
   All Other Non-Interest Income                                  115                       289
                                                           -----------               -----------
      Total Noninterest Income                                  3,493                     3,651
                                                           -----------               -----------

   Gains of securities                                             19                        66
                                                           -----------               -----------

Noninterest Expense:
  Salaries & Employee Benefits                                  5,702                     5,337
  Expense of Premises & Fixed Assets                            1,416                     1,108
  Computer Services                                               832                       647
  Other Non-Interest Expense                                    2,430                     2,307
                                                           -----------               -----------
      Total Non-Interest Expense                               10,380                     9,399
                                                           -----------               -----------
Income Before Income Taxes                                      6,420                     6,536
Provision for Income Taxes                                      1,776                     1,920
                                                           -----------               -----------
   Net Income                                             $     4,644               $     4,616
                                                           ===========               ===========
Per Share Data, Net Income, basic and diluted             $      1.17               $      1.15
Cash Dividends                                            $      0.51               $      0.48



The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)



                                                               SEPT 30                  DECEMBER 31
                                                                2000                       1999
                                                             ----------                -----------
Assets
Cash & Due from Banks                                      $    14,922                $    24,918
Interest Earning Deposits Due From Banks                            94                      3,240
Federal Funds Sold                                                   -                          -
Securities (fair value: 2000, $131,382;
   1999, $135,434)                                             132,624                    137,203
Loans held for resale                                            1,265                      1,017
Loans, net of allowance for loan losses, 2000, $3,841;
   1999, $3,470                                                325,436                    290,496
Bank Premises and Equipment, net                                 7,498                      7,617
Deposit Intangibles                                              2,062                      2,180
Other Assets                                                     6,703                      6,710
                                                            -----------                -----------
     Total Assets                                          $   490,604                $   473,381
                                                            ===========                ===========

Liabilities and Stockholders' Equity
Liabilities
Deposits
  Demand                                                   $    68,800                $    64,052
  NOW Accounts                                                  52,246                     50,454
  Money Market Checking                                         57,288                     53,835
  Savings                                                       41,400                     42,257
  Time Deposits                                                199,328                    186,767
                                                            -----------                -----------
     Total Deposits                                            419,062                    397,365


Securities Sold Under
  Agmt. to Repurchase                                           14,160                      9,725
Other Borrowed Money                                             5,000                     15,000
Federal Funds Purchased                                          1,500                      3,900
Other Liabilities                                                1,887                      1,271
                                                            -----------                -----------
     Total Liabilities                                     $   441,609                $   427,261
                                                            -----------                -----------

Stockholders' Equity
  Common Stock                                             $    19,905                $    19,986
  Surplus                                                       13,027                     13,478
  Undivided Profits                                             17,000                     14,389
  Accumulated Other Comprehensive Loss                            (937)                    (1,733)
                                                            -----------                -----------
     Total Stockholders' Equity                            $    48,995                $    46,120
                                                            -----------                -----------
     Total Liabilities
     and Stockholders' Equity                              $   490,604                $   473,381
                                                            ===========                ===========


The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)



                                                                 Nine Months Ended
                                                           SEPT 30             SEPT 30
                                                            2000                1999
                                                         -----------        -----------
Cash Flows from Operating Activities

Interest received                                       $    25,568        $    22,422
Fees and other non-interest income                            3,494              3,545
Interest paid                                               (12,078)           (10,059)
Origination of loans available for sale                     (21,607)           (49,890)
Proceeds from sale of loans availabe for sale                21,359             53,859
Cash paid to suppliers and employees                         (8,878)            (8,311)
Income taxes paid                                            (1,622)            (2,084)
                                                         -----------        -----------

  Net cash provided by operating activities             $     6,236        $     9,482
                                                         -----------        -----------

Cash Flows from Investing Activities

Proceeds from maturities and calls of securities        $     6,914        $    35,444
Proceeds from sales of securities                             2,639             18,513
Purchases of securities                                      (3,582)           (72,576)
Net increase in loans                                       (35,863)            (5,093)
Proceeds from sale of equipment                                   -                226
Capital expenditures                                           (572)            (2,411)
Net increase in other assets                                   (233)            (2,102)
Proceeds from sale of other real estate                         152                422
                                                         -----------        -----------

  Net cash used in investing activities                 $   (30,545)       $   (27,577)
                                                         -----------        -----------

Cash Flows from Financing Activities

Net increase in certificates of deposit                 $    12,561        $    16,810
Net increase in demand & savings deposits                     9,136             17,505
Net decrease in federal funds purchased                      (2,400)            (2,850)
Net decrease in Federal Home Loan Bank advances             (10,000)                 -
Net increase in securities sold
    under repurchase agreements                               4,435              2,495
Payment to repurchase common stock                             (532)               (90)
Dividends paid                                               (2,033)            (1,920)
                                                         -----------        -----------

  Net cash provided by financing activities             $    11,167        $    31,950
                                                         -----------        -----------

  Net increase (decrease) in cash and cash equivalent   $   (13,142)       $    13,855

Cash and cash equivalents at beginning of year               28,158             17,557
                                                         -----------        -----------

Cash and cash equivalents at end of year                $    15,016        $    31,412
                                                         ===========        ===========

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (IN THOUSANDS OF DOLLARS)



                                                                     Nine Months Ended
                                                              SEPT 30                SEPT 30
                                                                2000                  1999
                                                            -----------            ----------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                                 $     4,644            $    4,616
                                                            -----------            ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                           $       691            $      554
    Provision for loan losses                                      561                   698
    Gain on sale of assets                                         176                  (128)
    Provision for deferred taxes                                     -                     -
    Origination of loans available for sale                    (21,607)              (49,890)
    Proceeds from sale of loans availabe for sale               21,359                53,859
    Gain on sale of securities                                     (19)                  (66)
    Increase in taxes payable                                        -                     -
    Increase in interest receivable                               (377)                 (604)
    Increase  in interest payable                                  194                   190
    (Increase) decrease in prepaid expenses                        128                  (288)
    Increase in accrued expenses                                   433                   521
    Premium amortization (discount accretion)
       on securities, net                                           62                    (8)
    Increase (decrease) in deferred income                         (11)                    6
    Decrease in fees receivable                                      2                    22
                                                            -----------            ----------

Total Adjustments                                          $     1,592            $    4,866
                                                            -----------            ----------

Net cash provided by operating activities                  $     6,236            $    9,482
                                                            ===========            ==========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans               363                   540
                                                            ===========            ==========

   Unrealized gain (loss) on securities available for sale        1,207                (2,420)
                                                            ===========            ==========



The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED SEPT 30, 1999 AND 2000
                            (IN THOUSANDS OF DOLLARS)


                                                                                              Accumulated
                                                                                                 Other
                                                              Common     Capital   Retained  Comprehensive Comprehensive
                                                               Stock     Surplus   Earnings  Income (Loss)    Income         Total
                                                             --------- ---------- ---------- -------------   ------------   -------
Balance, December 31, 1998                                     20,000     13,554     11,434         476                     45,464
  Comprehensive income:
      Net income                                                                      4,616                     4,616        4,616
        Other comprehensive income net of tax,
           Unrealized holding (losses) arising
              during the period (net of tax, ($800,428))                                                       (1,554)
           Reclassification adjustment (net of tax, $22,391)                                                      (43)
                                                                                                            ----------
           Other comprehensive income (net of tax, $822,819)                                     (1,597)       (1,597)      (1,597)
                                                                                                            ----------
         Total comprehensive income                                                                             3,019
                                                                                                            ==========
      Cash dividends ($0.48 per share)                                               (1,920)                                (1,920)
      Stock repurchase of 2,800 shares                            (14)       (76)                                              (90)
                                                             ---------  ---------- ---------  ----------                  ---------

Balance, September 30, 1999                                  $ 19,986   $ 13,478   $ 14,130    $ (1,121)                  $ 46,473
                                                             =========  ========== =========  ==========                  =========



                                                                                             Accumulated
                                                                                                 Other
                                                              Common     Capital   Retained  Comprehensive Comprehensive
                                                               Stock     Surplus   Earnings  Income (Loss)    Income         Total
                                                             --------- ---------- ---------- -------------   ------------   -------

Balance, December 31, 1999                                     19,986     13,478     14,389      (1,733)                    46,120
  Comprehensive income:
      Net income                                                                      4,644                     4,644        4,644
        Other comprehensive income net of tax:
           Unrealized holding gains arising
              during the period (net of tax, $416,860)                                                            809
           Reclassification adjustment (net of tax, $6,595)                                                       (13)
                                                                                                            ----------
           Other comprehensive income (net of tax, $410,265)                                        796           796          796
                                                                                                            ----------
            Total comprehensive income                                                                          5,440
                                                                                                            ==========
        Cash dividends ($0.51 per share)                                             (2,033)                                (2,033)
        Stock repurchase of 16,190 shares                         (81)      (451)                                             (532)
                                                             ---------  --------- ---------- ----------                   ---------

Balance, September 30, 2000                                  $ 19,905   $ 13,027   $ 17,000      $ (937)                  $ 48,995
                                                             ========= ========== ========== ==========                   =========



The accompanying notes are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 1999. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2000 and 1999, the company's financial position at September 30, 2000 and December 31, 1999, and cash flows for the three and nine month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

           On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company, Virginia Financial Corporation (herein after referred to as "the Company"), which will serve as the holding company of the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of September 30, 2000 and December 31, 1999 are summarized below.




                                                                   (IN THOUSANDS OF DOLLARS)
                                                    Sept 30, 2000                       December 31, 1999
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
                                          ----       ------     -----------        ----       ------     -----------
Securities Available for Sale

        U.S. Treasury Securities         $  6,740    $  6,742      $      2       $  8,257    $  8,128      $   (129)
        U.S. Agency Securities             34,576      33,965          (611)        34,581      33,743          (838)
        Obligations of State and
           Political Subdivisions          30,514      29,882          (632)        28,874      27,395        (1,479)
        Other Securities                    4,502       4,325          (177)         5,189       5,009          (180)
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Available for Sale      $ 76,332    $ 74,914      $ (1,418)      $ 76,901    $ 74,275      $ (2,626)
                                       ===========  ==========  ============     ==========  ==========  ============



Securities Held to Maturity

        U.S. Treasury Securities         $  4,492    $  4,464      $    (28)      $  4,489    $  4,431      $    (58)
        U.S. Agency Securities             40,288      39,204        (1,084)        41,285      39,833        (1,452)
        Obligations of State and
           Political Subdivisions          12,930      12,800          (130)        17,154      16,895          (259)
        Other Securities                        -           -             -              -           -             -
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Held to Maturity        $ 57,710    $ 56,468      $ (1,242)      $ 62,928    $ 61,159      $ (1,769)
                                       ===========  ==========  ============     ==========  ==========  ============

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:




                                                              Sept 30, 2000         December 31, 1999
                                                              -------------         -----------------
        Real Estate Loans:
          Construction and Land Development                       $ 15,627           $   8,674
          Secured by Farmland                                        3,832               3,915
          Secured by 1-4 Family residential                        135,240             122,411
          Other Real Estate Loans                                   93,102              82,281
        Loans to Farmers (Except Those Secured by Real Estate)       2,392               2,883
        Commercial and Industrial Loans
              (Except Those Secured by Real Estate)                 36,946              33,874
        Loans to Individuals for Personal Expenditures              37,238              39,974
        All Other Loans                                              5,242                 277
                                                               ------------        ------------
              Total Loans                                          329,619             294,289
        Less, Unearned Income Reflected in Loans                       342                 323
                                                               ------------        ------------
              Loans, Net of Unearned Income                      $ 329,277           $ 293,966
                                                               ============        ============


The Bank had loans in a Nonaccrual category of $1,064 on December 31, 1999 and $1,399 on September 30, 2000.


Note 4. Allowance for Loan Losses

        Analysis of the Allowance for Loan Losses

                                                For the Nine Months Ended

                                             Sept 30, 2000       Sept 30, 1999
                                             -------------       -------------
        Balance at Beginning of Period             3,470               3,212

        Charge-Offs                                 (264)               (692)

        Recoveries                                    74                  62
                                             ------------        ------------

        Net Charge-Offs                             (190)               (630)

        Provision for Loan Losses                    561                 698
                                             ------------        ------------

        Balance at End of Period                 $ 3,841             $ 3,280
                                             ============        ============

Part 1
Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Net income for the third quarter of 2000 was $1,592,000 compared to $1,309,000 for the third quarter of 1999. This represents a increase of $283,000 or 21.6%. Interest income increased $1,165,000 or 14.8% and total average earning assets increased $37,421,000 or 9.1%. The yield on average earning assets was 8.0% and 7.7% through the third quarters of 2000 and 1999 respectively. Interest expense increased $911,000 or 26.1% and total average interest bearing liabilities increased $37,538,000 or 11.4%. The cost of funds was 4.5% and 4.2% for the first nine months ended of 2000 and 1999. The net interest spread was 3.5% each for the same nine months ended of 2000 and 1999.

     Non-interest income increased $67,000 or 6.3% the third quarter of 2000 compared to 1999. This increase was due to an increase in the fees for service charges. Non-interest expense increased $26,000 or .8% the third quarter of 2000 compared to 1999. This increase was due to increases in premises and fixed asset expenses, computer services, and other non-interest expenses of $202,000 which were due to the addition of four new branches during the second half of 1999. Along with the increase of those expenses, salary expenses decreased $176,000 due to declined activity in the secondary mortgage area and an increase in employee turnover.

Financial Condition
-------------------

     Total assets increased $198,000 the third quarter of 2000 compared to a increase of $35,179,000 the third quarter of 1999.

     During the third quarter of 2000, cash & due from banks decreased $5,976,000 and the investment portfolio was reduced by $993,000. These sources of funds were used to fund loan growth of $7,200,000.

     During the third quarter of 1999, deposit growth was $30,350,000; federal funds purchased increased by $6,625,000 and cash & due from banks decreased by $1,084,000. These sources of funds were used to increase interest earning deposits due from banks by $16,143,000 and the investment portfolio by $19,132,000.

Future Operations
-----------------

     Planters Bank & Trust Company of Virginia has completed the purchase of 6 acres of land located in the Greenhills Industrial and Technological Park, Staunton, Virginia at a cost of $127,055. The Bank is in the process of constructing an 18,000 square foot operations center on this property. The new operations center will house the bank's proof and transit department, secondary mortgage department and other operational support departments. The new building will help alleviate the present overcrowded condition at the main office location. The total cost for this operations facility is estimated to be $1,370,000.


Part 1
Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information reported as of December 31, 1999, in Form 10-K.

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES


                                                                            (000 Omitted)
                                                                       Nine Months Ended Sept 30
                                                                2000                                   1999
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                        $  97,136    $ 4,518       6.20%       $ 100,651   $  4,487     5.94%
   Tax-exempt (1)                                    37,140      1,987       7.13%          30,161      1,523     6.73%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                         $ 134,276    $ 6,505       6.46%       $ 130,812   $  6,010     9.19%

Loans (net of earned income):
   Taxable                                          310,975     20,138       8.63%         272,951     17,385     8.49%
   Tax-Exempt (1)                                     1,697        104       8.17%              78          3     5.13%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                312,672     20,242       8.63%         273,029     17,388     8.49%
Interest Earning Deposits Due From Banks                762         34       5.95%           2,482        103     5.53%
Fed Funds Sold and Repurchase Agreements              1,462         69       6.29%           5,428        194     4.77%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       449,172     26,850       7.97%         411,751     23,695     7.67%
                                                              ---------                              ---------  --------
Less Allowance for Loan Losses                       (3,681)                                (3,261)
Total Nonearning Assets                              34,708                                 31,030
                                                 -----------                            -----------
         Total Assets                             $ 480,199                              $ 439,520
                                                 ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
         NOW Accounts                             $  50,138    $   919       2.44%       $  46,294   $    870     2.51%
         Money Market Savings                        56,567      1,576       3.71%          57,041      1,468     3.43%
         Regular Savings                             41,564        927       2.97%          38,005        841     2.95%
         Certificates of Deposit:
            Less than $100,000                      164,119      6,557       5.33%         149,255      5,671     5.07%
            $100,000 and More                        28,429      1,135       5.32%          26,194        994     5.06%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     340,817     11,114       4.35%         316,789      9,844     4.14%

Fed Funds Purchased & Repurchase Agreements          14,403        619       5.73%          11,866        406     4.56%
Other Borrowed Money                                 10,973        539       6.55%               -          -     0.00%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  366,193     12,272       4.47%         328,655     10,250     4.16%
                                                              ---------                              ---------

Noninterest Bearing Liabilities
         Demand Deposits                             64,767                                 61,713
         Other Liabilities                            2,157                                  2,430
                                                 -----------                            -----------
Total Liabilities                                   433,117                                392,798
Stockholders' Equity                                 47,082                                 46,722
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 480,199                              $ 439,520
                                                 ===========                            ===========

Net Interest Income                                            $14,578                               $ 13,445
                                                               =========                             =========
Interest Rate Spread                                                         3.50%                                3.51%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.64%                                3.32%
Net Interest Margin                                                          4.33%                                4.35%




(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 1999 and 2000

                                 VIRGINIA FINANCIAL CORPORATION

                                 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of September 30, 2000 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the Quarter ended September 30, 2000.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a) No reports on Form 8-K were filed during the Quarter ended September 30, 2000.

       (b) Exhibits

       The following exhibits are filed with this Form 10-Q or incorporated by reference to previous filings.

           Number                   Description
           -------                   -----------

           Exhibit 3.        (i)  Articles of Incorporation incorporated by
                                  reference to Exhibit 3.1 ofthe Company's Form 8-B successor registration statement filed March 24, 1997.

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

                              Virginia Financial Corporation
                                    (Registrant)



Date November 13, 2000                             /s/ Fred D. Bowers
    ------------------               -------------------------------------------
                                      Fred D. Bowers, Secretary/Treasurer
                                        (Principal Accounting Officer and Duly
                                                Authorized Officer)

Exhibit 11

Computation of Weighted Average Shares Outstanding and Earnings Per Share

Shares Outstanding End of Month - 3rd Quarter

                                                                      2000
                                                                  -----------
                     July                                          3,981,008
                     August                                        3,981,008
                     September                                     3,981,008
                                                                  -----------
                                                                  11,943,024


                     Divided by:                                   3 months
                                                                  -----------

                                                                   3,981,008
                                                                  ===========

                     Net Income                                    1,591,476
                                                                  ===========

                     Net Income Per Share - Basic & Diluted       $     0.40


Shares Outstanding End of Month - YTD

                     January                                       3,997,198
                     February                                      3,993,708
                     March                                         3,983,155
                     April                                         3,981,008
                     May                                           3,981,008
                     June                                          3,981,008
                     July                                          3,981,008
                     August                                        3,981,008
                     September                                     3,981,008
                                                                  -----------
                                                                  35,860,109

                     Divided by:                                   9 months
                                                                  -----------

                                                                   3,984,457
                                                                  ===========

                     Net Income                                    4,643,671
                                                                  ===========

                     Net Income Per Share - Basic & Diluted             1.17