Form 10-K405
period 2000-12-31
VIRGINIA FINANCIAL CORP
filed 2001-03-28
CIK 1036070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                        Commission File Number 000-22283

                         VIRGINIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    Virginia                               54-1829288
       ---------------------------------            -------------------------
        State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization                 Identification Number)

       24 South Augusta Street, Staunton, Virginia           24401
       -------------------------------------------         ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 14, 2001, there were 3,979,483 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Corporation held by nonaffiliates was approximately $91,528,109.

DOCUMENTS INCORPORATED BY REFERENCE
2000 Annual Report to Shareholders - Parts I and II
Notice of Annual Meeting and Proxy Statement dated March 23, 2001 - Part III

================================================================================

                                     PART I

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

         The Company had no material operations other than the ownership of the Bank in 2000, therefore, the financial statements and discussions related thereto included in this annual report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company.

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

         The Bank's main office is located at 24 South Augusta Street, Staunton, Virginia. Branch offices are located in Staunton, Virginia, at (1) 2307 West Beverley Street, (2) 2201 North Augusta Street, and (3) 1135 Richmond Road. Branches are located in Augusta County at (1) 2600 Stuarts Draft Highway, Stuarts Draft, (2) 374 Lee Highway in Verona, (3) 115 Lee Jackson Highway, Staunton and (4) 2448 Jefferson Highway, Fishersville. Branches are located in Waynesboro, Virginia at (1) 251 N Poplar St. and (2) 100 Lucy Lane. Branches are located in Rockbridge County at (1) 9 Lloyd Tolley Rd, Natural Bridge Station, and (2) 1197 Lee Highway, Lexington. A branch is located in Rockingham County at 106 Sixth Street, Grottoes, Virginia. A branch is located at 375 North Mason Street, Harrisonburg, Virginia. A branch is located at 2101 Forest Ave., Buena Vista, Virginia. The Bank employs two hundred twenty-four (224) full-time employees and nineteen (19) part-time employees.

         The Bank's trade area encompasses the counties of Augusta, Rockbridge and Rockingham. The population of the trade area is estimated to be 248,000.

         The Bank, on April 15, 1994, purchased the Grottoes, Virginia office of First Union National Bank of Virginia and operates this facility as a branch of the Bank.

         The Bank, in January 1996, formed Planters Insurance Agency, Inc., a wholly-owned subsidiary of the Bank and is licensed to sell title insurance.

         On September 5, 1997 the Bank purchased a parcel of land with 50 feet frontage and 171 feet deep fronting on Tinkling Springs Road, Fishersville, Virginia. Also on this property is an office building consisting of 1400 square feet. This office is used as an operational area for secondary mortgage processing. On May 14,

1999 the Bank began leasing a trailer containing a 12 x 50 foot office space located on the same parcel of land. This trailer is being used for training.

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

         On June 12, 2000, the Bank completed the purchase of 6 acres of land at 102 Industry Way, Staunton, Virginia. The Bank is in the process of constructing an 18,000 square foot operations center on this property. The new operations center will house the Bank's proof and transit department, secondary mortgage department and other operational support departments.

Services

     Principal services offered and rendered by the Bank include the following:

Savings Accounts                           Investment Products                             Trust Department
----------------                           -------------------                             ----------------
Statement Savings:                         Discount Brokerage                              Executor or Administrator of
   Personal                                Full Service:                                      Estates
   Business                                   Money Market Accounts                        Testamentary Trustee
Passbook Savings:                             Stocks                                       Inter Vivos Trustee
   Personal                                   Bonds                                        Guardian
   Business                                   Mutual Funds                                 Agent Under Agreement
Individual Retirement                         Annuities                                    Escrow Agreement
   Accounts                                                                                Power of Attorney
Certificates of Deposit:                   Loans                                           Trustee Under Employee
                                           -----
   7-31 Days                               Personal                                        Benefit
   91 Days                                 Home Improvement                                Agreements
   182 Days                                Automobile or Trailer
   1 Year                                  Business                                        Additional Services
                                                                                           -------------------
   1 1/2 Years                             Student                                         Bank Transfer Wire Service
   2 Years                                 Mortgage                                        Bank by Fax
   2 1/2 Years                             Agriculture                                     Bank by Mail
   3 Years                                 Vacation                                        Drive-in Banking, all
   4 Years                                 Visa and MasterCard Accounts                       locations
Christmas Clubs                            Home Equity                                     Night Depositories
Save-O-Matic                                                                               Money Orders
                                           Customer Support                                Travelers Checks
Checking Accounts                          Department                                      Safe Deposit Boxes
-----------------                          ----------
Personal                                   Stop Payments                                   Bank Drafts
Negotiable Order of                        Statements on Demand                            Cashier's Checks
   Withdrawal                              Photocopies of Checks and                       Savings Bonds
Money Market                                  Records                                      Utility Bill Payments
Zero Balance Checking                      Assistance in Balancing                         Applications for Visa and
Business                                      Checkbooks                                      MasterCard
Organizations and Clubs                    Computation of Interest                         Notary Public
Estate                                                                                     Certified Checks
Student                                    International Banking                           Federal Tax Deposits
                                           ---------------------
Personalized Checks                        Letters of Credit                               Electronic Direct Deposit and
Quarterly or Monthly                       Foreign Collection                                 Payment of Funds
   Statements                              Bank Transfer Wire Service                      Automatic Transfers of
Visa Check Card                            Foreign Currency Available                         Funds Between Accounts
Visa Business Check Card                                                                   Retail Repurchase
                                                                                              Agreements
                                                                                           Automated Teller Machines
                                                                                           Overdraft Protection
                                                                                           24 Hour Banking by Phone
                                                                                           Bankcard Services
                                                                                           Internet Banking
                                                                                           Bank at Your Desk
                                                                                           Press & Pay Bill Payment
                                                                                              Service

         In rendering these services, the Bank serves general retail customers and businesses in the counties of Augusta, Rockbridge and Rockingham.

         Lumbering operations, paving facilities and quarrying concerns are serviced as well as dairy and beef cattle operations and some sheep operations. Also served are various manufacturing concerns employing from 10 to 2,000 persons.

Competition

         Bank of America, First Virginia Bank-Blue Ridge, Wachovia Bank, N.A., Community Bank, First Union National Bank of Virginia, Suntrust Bank, Shenandoah National Bank, F&M Bank-Massanutten, One Valley Bank, Second Bank, Black Diamond Savings Bank, Rockingham Heritage Bank, Branch Banking & Trust Company, First Bank & Trust, Guaranty Bank and First and Citizens Bank maintain offices within the trade area of the Bank. These banks offer full banking services.

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

Item 2.  Properties
         ----------

         The Bank owns sixteen (16) parcels of property. Fourteen (14) of these properties are land and buildings used by the Bank in its operation and two (2) of these properties are being held for future bank use. The properties are more fully described as follows:

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

         3. The Bank owns a parcel of land in Staunton, Virginia, with 175 feet of frontage on West Beverley Street known as 2307 West Beverley. This parcel contains approximately 42,800 sq. ft. and was purchased in 1966, and in 1968 a 2,112 sq. ft. one-story brick bank building with full basement was constructed. The Bank purchased an adjoining piece of property known as 2301 West Beverley Street on June 25, 1987, which contains 0.914 acres and a one story brick and block building containing approximately 1,200 sq. ft. at a cost of $115,000. A portion of this property was used for a new and expanded drive-in entrance which was completed at the end of 1987. The building on the remaining portion of this property was rented on a 5 year lease. The Bank sold the property known as 2301 West Beverley Street on June 22, 1999. The present branch site is considered ample to accommodate the Bank's needs for the immediate future.

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

         16. On June 12, 2000, the Bank completed the purchase of 6 acres of land at 102 Industry Way, Staunton, Virginia. This land will be used for the construction of an 18,000 square foot operations center with an anticipated time of completion during the second quarter of 2001. This operations center will sufficiently alleviate the overcrowding situation at the Main office and is capable of being expanded if further space is needed in the future.

Leased Properties

         The Bank leases its Northside banking facility located in the Terry Court Shopping Center on North Augusta Street, Staunton, Virginia. In 1986, the Bank renegotiated its lease with Highway Properties, Inc. to expand the banking facilities. The facilities at this location now consist of banking quarters of approximately 1,800 square feet and a two-window drive-up facility with ingress, egress and right-of-way to and from these premises. The renegotiated lease was for an initial term of five years, expiring April 30, 1991 with three 5-year options to renew the lease. The Bank exercised the first and second option April 30, 1991 and April 30, 1996 to renew the lease for an additional five year period expiring April 30, 2001. The base rental for the first year is $19,190 with an increase of 2 1/2% of the monthly rent each year for the remaining four years. Lease expense for 2000 was $21,568. The Terry Court Shopping Center was sold, subject to the lease, to W. J. Perry Corporation, trading as Terry Court Properties, and subsequently sold to W. Thomas Eavers doing business as Terry Court Properties.

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

         The Bank leases a trailer containing office space that has been set up on the property of the Bank at 113A Tinkling Springs Road, Fishersville, Virginia. This office space consists of a 12 x 50 foot area. The Bank entered the lease May 14, 1999 with an agreement to renew the contract on a monthly basis and is currently paying $216.00 per month. The office space is being used for training.

         The Bank leases office space at 370 Neff Ave., Harrisonburg, Virginia. This office space consists of a 369 square foot area which is being used for trust related services. The Bank entered a one year lease for the period beginning July 1, 2000 and ending June 30, 2001. Upon the end of the year term, the lease will renew on a month to month basis with any notice of termination to be given within 60 days of such.

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

                                     PART II

Item 5.  Market For The Registrant's Common Equity And Related Security Holder
         ---------------------------------------------------------------------
         Matters
         -------

         The portions of the 2000 Annual Report to Shareholders (Annual Report) captioned, "Comments by Management," pages 2 and 3, and Table 1 of Item 7 "Selected Consolidated Financial Data" on page 9, for market and dividend information is hereby incorporated by reference. Management currently anticipates payment of future dividends consistent with past practices.

         The number of holders of the Company's Common Stock (the only class of equity security of the Company) of record was 1,182 as of the end of the Company's fiscal year, December 31, 2000.

         Based upon sales prices furnished the Company by the Staunton, Virginia office of a Virginia headquartered brokerage firm, the low and high sales prices of the Company's stock during 2000 and 1999 by quarter, were as shown below.

                                       2000                      1999
                                       ----                      ----
                                  Low         High          Low        High
                                  ---         ----          ---        ----
              1st quarter       $  32.00    $  33.50     $  27.50   $  30.00
              2nd quarter       $  30.25    $  33.25     $  28.00   $  32.50
              3rd quarter       $  26.00    $  30.00     $  30.00   $  34.00
              4th quarter       $  27.00    $  29.00     $  31.50   $  35.00

Item 6.  Selected Financial Data
         -----------------------

         The Annual Report, page 1, item titled "Selected Financial Data" and Table 1 of Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 9 hereof are incorporated by reference.

Item 7.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

         The Annual Report, Pages 4 through 12, "Management's Discussion and Analysis of Operations" and year-end balances is hereby incorporated by reference.

Earnings Performance:

       Net income for 2000 was $6,203,168 compared to $5,553,532 for 1999 for an increase of 11.70%. The increase in net income in 2000 compared to 1999 is principally due to a decrease of $557,648 in the amount of loan charge-offs and a loan growth of $40,919,651. On a per share basis, 2000 earnings were $1.56 per share. Net income for 1999 was $5,553,532 compared to $6,248,230 for 1998 for a decrease of 11.12%. On a per share basis, 1999 earnings were $1.39 per share.

                                                      Table 1 - Selected Consolidated Financial Data

                                                                 Years Ended December 31,
                                                2000          1999          1998          1997           1996
                                                   (in thousands, except ratios and per share amounts)
Income Statement Data:
      Interest Income                        $   35,382    $  31,373     $  31,060     $  29,068     $  27,321
      Interest Expense                       $   16,729    $  13,970     $  14,188     $  13,292     $  12,684
      Net Interest Income                    $   18,653    $  17,403     $  16,872     $  15,776     $  14,637
      Provision for Loan Losses              $      696    $   1,100     $   1,327     $     831     $     450

      Net Interest Income After
           Provision for Loan Losses         $   17,957    $  16,303     $  15,545     $  14,945     $  14,187
      Non-interest Income                    $    4,749    $   4,679     $   3,955     $   2,885     $   2,542
      Security Gains (Losses)                $       47    $      62             0             0     $       6
      Non-interest Expense                   $   14,159    $  13,239     $  10,431     $   9,475     $   8,679

      Income Before Income Taxes             $    8,594    $   7,805     $   9,069     $   8,355     $   8,056
      Income Taxes                           $    2,391    $   2,251     $   2,821     $   2,620     $   2,514

      Net Income                             $    6,203    $   5,554     $   6,248     $   5,735     $   5,542

Per Share Data:
           Net Income Basic and Diluted*     $     1.56    $    1.39     $    1.56     $    1.43     $    1.39
           Cash Dividends* **                $     0.68    $    0.65     $    0.61     $    0.56     $    0.48
           Book Value at Period End*         $    12.79    $   11.54     $   11.37     $   10.33     $    9.39

Balance Sheet Data:
           Assets                            $  499,802    $ 473,381     $ 434,140     $ 403,999     $ 377,113
           Loans, Net of Unearned Income     $  335,902    $ 294,983     $ 278,569     $ 269,581     $ 235,952
           Securities                        $  133,640    $ 137,203     $ 130,292     $ 113,409     $ 118,800
           Deposits                          $  425,241    $ 397,365     $ 370,432     $ 352,167     $ 330,375
           Stockholders' Equity              $   50,926    $  46,120     $  45,464     $  41,335     $   37,574
           Average Shares Outstanding *           3,984        3,999         4,000         4,000         4,000

Performance Ratios:
           Return on Average Assets                1.28%        1.24%         1.50%         1.48%         1.51%
           Return on Average Equity               13.00%       11.90%        14.37%        14.48%        15.34%
           Dividend Payout*                       43.68%       46.80%        39.05%        38.71%        34.65%

Capital and Liquidity Ratios
           Leverage                               9.89%        9.70%        10.78%        10.34%         9.98%
Risk-based Capital Ratios:
           Tier 1 Capital                        14.30%       15.15%        17.02%        16.97%        17.20%
           Total Capital                         15.45%       16.30%        18.24%        18.22%        18.45%

 * Adjusted for 100 percent stock dividends, December 1997
** Cash dividends are paid quarterly

Interest Income:

       Interest income, on a tax equivalent basis, increased in 2000 compared to 1999 by $4,215,349 or 13.11%. The tax equivalent yield on earning assets in 2000 was 8.04% compared to 7.70% in 1999. Along with the increase in the yield, the increase in average earning assets of $35,019,000 were the contributing factors in the overall increase of interest income.

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

Interest Expense:

       Interest expense increased during 2000 by $2,759,654 or 19.76% compared to 1999. The average interest rate increased from 4.16% in 1999 to 4.55% in 2000. The increase in the average interest rate coupled with an increase of $31,674,000 in the average interest-bearing liabilities led to the increase in total interest expense.

       Interest expense decreased during 1999 by $218,000 or 1.54% compared to 1998. Although average interest-bearing liabilities increased during 1999 compared to 1998 by $22,301,000, the average interest rate paid decreased during 1999 to 4.16% compared to 4.52% during 1998.

       Interest expense increased during 1998 by $896,000 or 6.74% compared to 1997. This increase was due to average interest-bearing liabilities increasing during 1998 compared to 1997 by $17,731,000 and the average interest rate paid during 1998 of 4.52% compared to 4.49% during 1997.

       Net interest income and net interest margin along with the average yield of the individual categories for the years 1998 through 2000 are shown on Table
2. Table 3 summarizes the effect on net interest income of changes in interest rates earned and paid as well as changes in volume.

       The presentation appears on a fully tax-equivalent basis to adjust for the tax-exempt status of income earned on certain loans and investment securities using statutory rates of 34% in 2000, 1999, and 1998.

Non-interest income:

       Non-interest income increased during 2000 $70,320 or 1.5% when compared to 1999. Fiduciary income increased $90,448 or 6.47%. Service charges on deposit accounts increased $292,374 or 23.66%. This increase is due to an increase in the fee charged for returned checks and overdrafts. However, with the increases in those areas' income, the Bank had a decrease in other fee income of $247,166 or 14.04%. This decrease is due primarily to a decrease in secondary mortgage fees of $359,648 or 34.96%. Other non-interest income decreased $65,335 or 22.9%. This decrease is due to the abnormal proceeds received in 1999 for the condemnation of and sale of bank owned properties totaling $133,641.

       Non-interest income increased during 1999 $723,459 or 18.29% when compared to 1998. Fiduciary income increased $210,552 or 17.73%. This increase is due to increases in business volume and a change in the method of employee benefit fee collection. Service charges on deposit accounts increased $167,848 or 15.72%. This increase is due to an increase in volume and a continuing uniform program of accessing and collecting fees. Other fee income increased $169,847 or 10.68%. The major portion of this increase is attributable to increases in secondary mortgage fees and investment services fees. Other non-interest income increased $175,212 or 159.12%. This increase is mainly due to proceeds from the condemnation of a very small portion of a bank owned property resulting in a damage payment and the sale of one property owned by the bank collectively amounting to $133,641.

       Non-interest income increased during 1998 $1,070,614 or 37.11% when compared to 1997. The major components making up this increase are the following areas: Fiduciary income from the Trust department increased $153,921 or 14.89%. This increase is due to increases in business volume and a modest increase in the fee schedule for services. Service charges on deposit accounts increased $393,413 or 58.34%. This increase is due to a uniform program of accessing and collecting fees. Secondary mortgage fees increased $406,529 or 92.51%. This increase is due to the expansion of the department and the volume of business. The volume of business was affected by the level of interest rates creating opportunities to refinance. Fees generated from the investment department offering non-FDIC insured investment products increased $44,963 or 19.80%. This increase is due to increased volume and the level of interest rates of FDIC insured deposit accounts.

Non-Interest Expense:

       Non-interest expense increased during 2000 by $919,041 or 6.94% compared to 1999. Salaries and employee benefits increased by $474,035 or 6.37%. This increase is due to increases in individual salaries and a full year of personnel costs associated with the four new branches opened in 1999 in Waynesboro, Lexington, Buena Vista, and Natural Bridge Station, Virginia. Premise and fixed asset expense increased $326,578 or 20.93% due to a full year of expenses associated with the four new branches. Other non-interest expenses increased $118,428 or 2.80%. The other significant non-interest expenses that increased were amortization expense of intangible deposits which increased $90,971 or 137.29% and loss on sale of other real estate owned which increased by $176,853 or 100.00%. These increases were offset by general expense controls and decreases in various expense categories due to the initial setup expenses of the four new branches in 1999.

       Non-interest expense increased during 1999 by $2,809,158 or 26.93% compared to 1998. Salaries and employee benefits increased by $1,389,858 or 22.96%. This increase is due to increases in individual salaries, the staffing of four new branches in Waynesboro, Lexington, Buena Vista and Natural Bridge Station, Virginia, a full year of personnel costs associated with the Harrisonburg branch opened in the fall of 1998 and additional employees in select areas. Premise and fixed asset expense increased by $332,886 or 27.13% due to the addition of four new branches and a full year of occupancy expense for the Harrisonburg branch. Computer services increased by $148,768 or 19.69% due to additional volume, branch expansion network connectivity, and expenses related to the new products; Planters Internet Banking and Planters Press & Pay Bill Payment Service. Other areas of non-interest expense which increased during 1999 were advertising by $87,848 or 45.44%, legal fees by $121,495 or 167.67%, supplies by $77,623 or 24.40% and telephone expenses by $45,664 or 30.84%. The expansion of four branches and a full year of operating expenses for the Harrisonburg branch were a major factor in these areas of non-interest expense along with the development of new products and the overall increase in the volume of business.

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

                                                                        Table 2 - Virginia Financial Corporation
                                                               Average Balances, Income and Expense, Yields and Rates (1)
                                                                  Twelve Months Ended December 31, 2000, 1999 and 1998

                                                                          2000                                   1999
                                                                      ------------                            -----------
                                                                                      Annual                                 Annual
              Assets                                      Average        Income/      Yield       Average       Income/      Yield
                                                          Balance        Expense      Rate        Balance       Expense      Rate
                                                      --------------  ------------  --------   -------------  -----------  ---------
                                                              (In Thousands)                                 (In Thousands)
Securities:
   Taxable                                                $ 96,847       $ 5,936       6.13%      $ 100,221      $ 6,008      5.99%
   Tax exempt (1)                                           36,556         2,677       7.32%         32,372        2,206      6.81%
                                                      -------------  ------------              -------------  -----------
          Total securities                               $ 133,403       $ 8,613       6.46%      $ 132,593      $ 8,214      6.19%

Loans (net of unearned income):

   Taxable                                               $ 314,695      $ 27,430       8.72%      $ 275,916      $23,470      8.51%
   Tax exempt (1)                                            2,368           194       8.19%             68            4      5.88%
                                                      -------------  ------------              -------------  -----------
          Total loans                                    $ 317,063      $ 27,624       8.71%      $ 275,984      $23,474      8.51%

Interest Earning Bank Deposits                                 593            36       6.07%          4,339          239      5.51%
Federal funds sold and repurchase agreements                 1,340            85       6.34%          4,464          216      4.84%
                                                      -------------  ------------              -------------  -----------
          Total earning assets                           $ 452,399      $ 36,358       8.04%      $ 417,380      $32,143      7.70%

Less:  allowance for loan losses                            (3,731)                                  (3,291)

Total nonearning assets                                     34,943                                   33,545
                                                      -------------                            -------------
          Total assets                                   $ 483,611                                $ 447,634
                                                      =============                            =============

Liabilities and Stockholders' Equity
Interest-bearing deposits:
   Checking                                              $ 107,448         3,371       3.14%      $ 104,777        3,159      3.01%
   Regular savings                                          41,335         1,233       2.98%         39,196        1,162      2.96%
   Certificates of deposit:
     Less than $100,000                                    165,352         9,037       5.47%        152,079        7,670      5.04%
     $100,000 and more                                      29,875         1,639       5.49%         26,155        1,313      5.02%
                                                      -------------  ------------              -------------  -----------
   Total interest-bearing deposits                       $ 344,010        15,280       4.44%      $ 322,207       13,304      4.13%
   Short-term borrowings                                    23,688         1,449       6.12%         13,817          666      4.82%
                                                      -------------  ------------              -------------  -----------
          Total interest-bearing liabilities             $ 367,698        16,729       4.55%      $ 336,024       13,970      4.16%

Noninterest-bearing liabilities:
   Demand deposits                                          65,884                                   62,539
   Other liabilities                                         2,308                                    2,390
                                                      -------------                            -------------
          Total liabilities                              $ 435,890                                $ 400,953
Stockholders' equity                                        47,721                                   46,681
                                                      -------------                            -------------
          Total liabilities and stockholders' equity     $ 483,611                                $ 447,634
                                                      =============                            =============

Net interest income                                                     $ 19,629                                 $18,173
Interest rate spread                                                                   3.49%                                  3.54%
Interest expense as a percent of average earning asset                                 3.70%                                  3.35%
Net interest margin                                                                    4.34%                                  4.35%

(1)  Income and yields are reported on a taxable-equivalent basis.

                                                                                             Table 2
                                                                              Average Balances, Income and Expense,
                                                                                       Yields and Rates (1)
                                                                                            Continued

                                                                                          1998
                                                                                      -------------
                                                                                                        Annual

            Assets                                                      Average         Income/          Yield
                                                                        Balance         Expense          Rate
                                                                     --------------   -------------   ------------
                                                                                  (In Thousands)
Securities:
      Taxable                                                             $ 96,688         $ 5,831          6.03%
      Tax exempt (1)                                                        19,916           1,351          6.78%
                                                                     --------------   -------------
                  Total securities                                       $ 116,604         $ 7,182          6.16%

Loans (net of unearned income):
      Taxable                                                            $ 269,037        $ 24,013          8.93%
      Tax exempt (1)                                                           261              16          6.13%
                                                                     --------------   -------------
                  Total loans                                            $ 269,298        $ 24,029          8.92%

Interest Earning Bank Deposits                                                   -               -              -
Federal funds sold and repurchase agreements                                 5,781             314          5.43%
                                                                     --------------   -------------
                  Total earning assets                                   $ 391,683        $ 31,525          8.05%

Less:  allowance for loan losses                                            (3,633)

Total nonearning assets                                                     27,455
                                                                     --------------
                  Total assets                                           $ 415,505
                                                                     ==============

Liabilities and Stockholders' Equity
Interest-bearing deposits:
      Checking                                                           $ 101,067           3,385          3.35%
      Regular savings                                                       35,359           1,052          2.98%
      Certificates of deposit:
            Less than $100,000                                             146,169           8,030          5.49%
            $100,000 and more                                               23,137           1,302          5.63%
                                                                     --------------   -------------
      Total interest-bearing deposits                                    $ 305,732        $ 13,769          4.50%
      Short-term borrowings                                                  7,991             419          5.24%
                                                                     --------------   -------------
                  Total interest-bearing liabilities                       313,723          14,188          4.52%

Noninterest-bearing liabilities:
      Demand deposits                                                       55,967
      Other liabilities                                                      2,338
                                                                     --------------
                  Total liabilities                                      $ 372,028
Stockholders' equity                                                        43,477
                                                                     --------------
                  Total liabilities and stockholders' equity             $ 415,505
                                                                     ==============

Net interest income                                                                       $ 17,337
Interest rate spread                                                                                        3.53%
Interest expense as a percent of average earning assets                                                     3.62%
Net interest margin                                                                                         4.43%

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

                                                                     Table 3 - Volume and Rate Analysis

                                                                          Years Ended December 31,
                                                 ---------------------------------------------------------------------------
                                                        2000 compared to 1999                 1999 compared to 1998
                                                           Change Due To:                         Change Due To:
                                                                           Increase                               Increase
                                                   Volume       Rate       (Decrease)   Volume        Rate       (Decrease)
                                                 -----------  ----------   ----------  ----------   ----------   -----------
                                                           (In Thousands)                         (In Thousands)
INTEREST INCOME:

Loans: taxable                                        3,380         580        3,960         585       (1,128)         (543)
Loans: tax-exempt                                       188           2          190         (11)          (1)          (12)
Securities: taxable                                    (207)        135          (72)        212          (35)          177
Securities: tax-exempt                                  306         165          471         849            6           855
Interest Earning Bank Deposits                         (227)         24         (203)        239                        239
Federal Funds Sold                                     (198)         67         (131)        (64)         (34)          (98)
                                                 -----------  ----------   ----------  ----------   ----------   -----------

      Total Interest Income                           3,243         972        4,215       1,810       (1,192)          618
                                                 -----------  ----------   ----------  ----------   ----------   -----------

INTEREST EXPENSE

Interest checking accounts                               84         128          212         112         (338)         (226)
Savings accounts                                         64           7           71         114           (4)          110
Certificates of Deposit $100,000 and over               725         642        1,367         152         (141)           11
Certificates of Deposit under $100,000                  204         122          326         298         (658)         (360)
Short-term borrowings                                   604         179          783         281          (34)          247
                                                 -----------  ----------   ----------  ----------   ----------   -----------

      Total Interest Expense                          1,681       1,078        2,759         957       (1,175)         (218)

Net Interest Income                                   1,562        (106)       1,456         853          (17)          836
                                                 ===========  ==========   ==========  ==========   ==========   ===========

                                                                       Table 4 - Loan Portfolio
                                                                         Loans at December 31
                                                                            (In Thousands)
                                               2000             1999             1998            1997             1996
                                           --------------  ---------------  ---------------  --------------   --------------
Real Estate Loans:
      Construction                             $  22,633        $   8,674        $  20,065       $  20,183        $  14,205
      Secured by Farm Land                         3,738            3,915            1,284           1,316              933
      Secured by 1-4 Family
           Residential                           131,893          123,428          113,477         128,130          106,693
      Other Real Estate Loans                     94,893           82,281           59,752          39,037           38,965
Loans to Farmers                                   2,534            2,883            2,598           2,725            2,879
Commercial and Industrial                         45,836           33,874           37,693          34,434           34,313
Loans to Individuals for
      Household, Family and
      other Consumer Expenses                     29,916           39,974           43,676          43,364           37,542
All Other Loans                                    4,783              277              368             799              774
                                           --------------  ---------------  ---------------  --------------   --------------

           Total Loans                         $ 336,226        $ 295,306        $ 278,913       $ 269,988        $ 236,304

           Less Unearned Income                      324              323              344             406              352
                                           --------------  ---------------  ---------------  --------------   --------------

                Net Loans                      $ 335,902        $ 294,983        $ 278,569       $ 269,582        $ 235,952
                                           ==============  ===============  ===============  ==============   ==============

                                                        Table 5 - Maturity Schedule of Selected Loans
                                                                        (In Thousands)
                                                                      December 31, 2000
                                                                 Over One
                                             One Year            Through              Over
                                             or Less             Five Yrs           Five Yrs             Total
                                         -----------------   -----------------  -----------------  ------------------
Loans secured by real estate                      114,432             125,732             12,993             253,157
Agricultural production loans                       2,081                 453                  0               2,534
Commercial and industrial loans                    36,597               8,746                493              45,836
Consumer loans                                      9,904              19,552                460              29,916
All other loans                                       433                 104              4,246               4,783
                                         -----------------   -----------------  -----------------  ------------------

                                                $ 163,447           $ 154,587           $ 18,192           $ 336,226
                                         =================   =================  =================  ==================

For maturities over one year:
      Fixed Rates                                                                                             83,286
      Variable Rates                                                                                          89,493
                                                                                                   ------------------

                                                                                                           $ 172,779
                                                                                                   ==================

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

              The reserve for loan losses was 1.16% of outstanding loans as of December 31, 2000, 1.18% as of December 31, 1999 and 1.15% as of December 31, 1998. Net charge-offs were $271,475 during 2000, $842,356 during 1999 and $1,868,177 during 1998. The percentage of net charge-offs to year-end loans was 0.08% for 2000, 0.29% for 1999 and 0.67% for 1998. The balance of the reserve for loan losses was $3,894,340 as of December 31, 2000, $3,469,648 as of December 31, 1999, and $3,211,782 as of December 31, 1998. During 1999 and 1998
several lending relationships significantly deteriorated and resulted in higher charge-offs than historically experienced by the bank.

                                                          Table 6 - Allowace for Loan Losses
                                                                    (In Thousands)

                                                2000         1999        1998        1997         1996
                                                ----         ----        ----        ----         ----
Balance, Beginning of Period                       3,470        3,212       3,753       3,039        2,786
      Loans Charged Off
      Real Estate:
           Construction                                -           21           -           -            -
           Secured by Farm Land                        -            -           -           -            -
           Secured by 1-4 Family
                Residential                           64          208         639          19           42
           Secured by Nonfarm
                  Nonresidential properties            -          136          67           -            -

      Loans to Farmers                                 -            -           -           -            -
      Commercial and Industrial                       22          165         687           -           14
      Consumer Loans                                 280          394         550         139          212
      All Other Loans                                  -            -           -           -            -
                                             --------------------------------------------------------------

                Total Loans Charged Off              366          924       1,943         158          268
                                             --------------------------------------------------------------

Recoveries
      Real Estate:
           Construction                                -            -           -           -            -
           Secured Farm Land                           -            -           -           -            -
           Secured by 1-4 Family
                 Residential                          20            5           2           1            -
           Secured by Nonfarm
                 Nonresidential properties             -            -           -           -            -

      Loans to Farmers                                 -            -           -           -           14
      Commercial and Industrial                       25           25           8           7           34
      Consumer Loans                                  49           52          65          33           23
      All Other Loans                                  -            -           -           -            -
                                             --------------------------------------------------------------

                Total Recoveries                      94           82          75          41           71
                                             --------------------------------------------------------------
           Net Charge-Offs                           272          842       1,868         117          197
           Provision for Loan Losses                 696        1,100       1,327         831          450
                                             --------------------------------------------------------------

      Balance, End of Period                       3,894        3,470       3,212       3,753        3,039
                                             ==============================================================

      Ratio of net charge-offs
      during the period to average loans
      outstanding during the period                 0.08%        0.29%       0.69%       0.05%        0.09%

                                        Table 7 - Allocation of Allowance for Loan Losses
                                                          (In Thousands)

                                      2000                     1999                    1998
                                      ----                     ----                    ----
                                         Percent of               Percent of               Percent of
                                          Loans in                 Loans in                 Loans in
                                            Each                     Each                     Each
                                         Category to              Category to             Category to
                             Allowance   Total Loans  Allowance   Total Loans  Allowance  Total Loans
                            ----------- ------------ ----------- ------------ ---------- -------------
Real Estate:
      Construction             $    113        6.73%     $    43        2.93%    $   150         7.19%
      Secured by Farm Land           19        1.11%          20        1.33%         72         0.46%
      Secured by 1-4 Family
           Residential              665       39.23%         622       41.80%        957        40.69%
      Other Real Estate             389       28.22%         380       27.86%        638        21.42%
Loans to Farmers                     96        0.75%          87        0.98%         26         0.93%
Commercial and Industrial         1,007       13.63%         785       11.47%        391        13.51%
Consumer Loans                    1,258        8.91%       1,185       13.54%        330        15.66%
All Other Loans                       -        1.42%           8        0.09%         12         0.14%
Unallocated                         347           -          340           -         396            -
Off balance sheet items               -           -            -           -         240            -
                             ----------   ---------     --------   ---------    --------     --------
                               $  3,894      100.00%     $ 3,470      100.00%    $ 3,212       100.00%
                             ==========   =========     ========   =========    ========     ========

                                      1997                     1996
                                      ----                     ----
                                         Percent of               Percent of
                                          Loans in                 Loans in
                                            Each                     Each
                                         Category to              Category to
                             Allowance   Total Loans  Allowance   Total Loans
                            ----------- ------------ ----------- ------------

Real Estate:
      Construction              $   150         7.47%    $   100        6.01%
      Secured by Farm Land          170         0.49%         75        0.39%
      Secured by 1-4 Family
           Residential              770        47.46%        650       45.15%
      Other Real Estate             620        14.46%        550       16.49%
Loans to Farmers                    270         1.01%        275        1.22%
Commercial and Industrial           595        12.75%        450       14.52%
Consumer Loans                      610        16.06%        500       15.89%
All Other Loans                      25         0.30%         25        0.33%
Unallocated                         543            -         414           -
                             ----------  -----------  ----------  ----------
                                $ 3,753       100.00%    $ 3,039      100.00%
                             ==========  ===========  ==========  ==========

                                                                 Table 8 - Nonperforming Assets and Loans
                                                                          Contractually Past Due

                                                                         Years Ended December 31,
                                                      2000          1999          1998           1997          1996
                                                  ------------  -------------  ------------   ------------  ------------
                                                                              (In Thousands)
Non-accrual Loans                                     $   965        $ 1,064       $ 1,973        $ 1,193       $   194
Other Real Estate                                     $   227        $   328       $   279        $   258       $     -
                                                  ------------  -------------  ------------   ------------  ------------
      Total Nonperforming Assets                      $ 1,192        $ 1,392       $ 2,252        $ 1,451       $   194
                                                  ============  =============  ============   ============  ============

      Loans Past Due as to
           Principal or Interest
           for 90 Days or More
           Accruing Interest                          $   916        $   596       $   897        $   359       $   248

Nonperforming Assets to
      Total Assets                                       0.24%          0.29%         0.52%          0.36%         0.05%

Nonperforming Assets to
      Year-end Loans and
      Other Property                                     0.35%          0.47%         0.81%          0.54%         0.08%

Potential Problem Loans:

        At December 31, 2000 Management is not aware of any significant Problem loans not included in Table 8.

                                                                        Table 9 - Investment Securities
                                                                    Maturity Distribution and Average Yield

                                                                               December 31, 2000
                                                                                (In Thousands)

                                                                                              Weighted
                                                                                               Average           Weighted
                                                         Book              Market             Maturity           Average
                                                         Value             Value             In Yrs Mos          TE Yield
                                                    ----------------   ---------------   --------------------  -------------
U.S. Treasury Securities
      Within One Year                                     $   1,999         $   1,997           0        7.0          5.55%
      After One But Within Five Years                         5,981             6,118           3        3.6          5.87%
      After Five But Within Ten Years                         2,460             2,559           5        1.5          6.02%
      After Ten Years                                             0                 0           0        0.0          0.00%
                                                    ----------------   ---------------
              Total U.S. Treasury Securities              $  10,440         $  10,674           3        2.5          5.84%
                                                    ----------------   ---------------

Federal Agencies:
      Within One Year                                     $   3,505         $   3,501           0        7.2          5.90%
      After One But Within Five Years                        69,341            69,063           2       10.9          6.13%
      After Five But Within Ten Years                         1,014               998           5       10.8          5.47%
      After Ten Years                                             0                 0           0        0.0          0.00%
                                                    ----------------   ---------------
              Total Federal Agencies                      $  73,860         $  73,562           2       10.1          6.11%
                                                    ----------------   ---------------

Obligations of State and Political
Subdivisions:
      Within One Year                                     $   2,443         $   2,447           0        7.2          6.59%
      After One But Within Five Years                         6,977             6,984           2        9.1          6.14%
      After Five But Within Ten Years                        22,755            22,751           8        7.0          6.78%
      After Ten Years                                         9,874            10,104          11        0.4          7.38%
                                                    ----------------   ---------------
              Total State and Political
              Subdivisions                                $  42,049         $  42,286           7        9.0          6.88%
                                                    ----------------   ---------------

Other Securities:
      Within One Year                                     $     500         $     497           0       10.0          5.47%
      After One But Within Five Years                           250               248           3        4.7          6.10%
      After Five But Within Ten Years                             0                 0           0        0.0          0.00%
      After Ten Years                                             0                 0           0        0.0          0.00%
                                                    ----------------   ---------------
              Total Other Securities                      $     750         $     745           1        8.3          5.68%
                                                    ----------------   ---------------

Equity Securities:                                        $   6,372         $   6,135

              Total Securities                            $ 133,471         $ 133,402           4        5.9          6.32%
                                                    ================   ===============

Liquidity and Interest Sensitivity:

       Liquidity is the ability to satisfy demands for withdrawal of deposits, lending obligations and other corporate needs. Liquidity is provided from sources such as readily marketable investments, principal and interest payments on loans and through increases in deposits and borrowed funds. Planters' deposit base has become more rate sensitive since deregulation; however, there remains a strong base of core deposits. The investment portfolio of which 71.8% matures within five years plus the opportunity to borrow short term funds through the Federal Home Loan Bank of Atlanta and to purchase Federal Funds provides a basic source of liquidity along with the principal and interest payments on the loan portfolio. In the management of interest rate risk, the majority of mortgage loans placed in the loan portfolio are made with the provision to reprice on a one, three or five year basis. A significant number of commercial and personal loans are represented by demand notes which provide the ability to reprice. The Bank strives to maintain a relationship between rate sensitive assets and liabilities which will maximize profits under foreseeable or projected economic and competitive conditions. Additional data regarding liquidity and interest sensitivity is presented in Tables 11 and 12.

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

       The goal of Virginia Financial Corporation (VFC) is to generally maintain a position that is to provide flexibility enough to move to an equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Interest rate gaps are managed through the pricing of investments, loans and deposits. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter term investments and buying longer maturities. The same effect can also be accomplished by reducing emphasis on variable rate loans. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Pricing policies on either or both loans and deposits can be changed to accomplish any of the goals. VFC reviews the interest sensitivity position once a quarter.

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

Market Risk Management

       The Annual Report, Pages 10 and 11, "Market Risk Management" is hereby incorporated by reference.

                                                            Table 11 - Average Deposits and Rates Paid
                                                                          (In Thousands)

                                                                           December 31,
                                            2000                          1999                         1998
                                            ----                          ----                         ----

                                           Amount          Rate          Amount           Rate        Amount          Rate
                                           ------          ----          ------           ----        ------          ----
Noninterest Bearing Deposits              $   65,884       -            $   62,539           -       $  55,967        -
                                        -------------                 ------------                  ----------

Interest Bearing Deposits
      Interest Checking                      107,448       3.14%           104,777        3.01%        101,067        3.35%
      Regular Savings                         41,335       2.98%            39,196        2.96%         35,359        2.98%
      Time Deposits
           Less than $100,000                165,352       5.47%           152,079        5.04%        146,169        5.49%
           $100,000 and more                  29,875       5.49%            26,155        5.02%         23,137        5.63%
                                        ------------                  ------------                  ----------
Total Interest- Bearing Deposits          $  344,010       4.44%        $  322,207        4.13%      $ 305,732        4.50%
                                        ------------                  ------------                  ----------
           Total                          $  409,894                    $  384,746                   $ 361,699
                                        ============                  ============                  ==========

                  Table 12 - Remaining Maturities of CD's and
                    Other Time Deposits of $100,000 or More

                                December 31, 2000
                                -----------------
                                 (In Thousands)

Three Months or Less               $  5,359
Over Three Through Six Months         1,929
Over Six Through Twelve Months       22,246
Over Twelve Months                    4,223
                                   --------

Total                              $ 33,757
                                   ========

Stockholders' Equity:

        During 2000 stockholders' equity increased $4,805,715 or 10.42%. Unrealized gain net of tax on securities available for sale increased $1,844,544. Stockholders' equity, during 1999, increased $655,845 or 1.44%. Reflected in this increase is $2,208,458 unrealized loss net of tax on securities in the available for sale category. During 1998 stockholders' equity increased $4,128,624 or 9.99%. This increase reflects $320,394 unrealized gain net of tax on securities in the available for sale category. These increases represent retention of net income after the payment of dividends. Cash dividends paid increased by 4.26% in 2000, 6.52% in 1999 and 9.91% in 1998. Book value per share as of December 31, 2000 was $12.79, $11.54 as of December 31, 1999 and $11.37 as of December 31, 1998.

                                         Table 13 - Return on Equity and Assets

                                                Year Ended December 31,
                                                    (In Thousands)
                                             2000       1999         1998
                                             ----       ----         ----
Total Dividends Paid as a
      Percent of Net Income                 43.68%     46.80%       39.05%

Return on Average Assets                     1.28       1.24         1.50
Return on Average Equity                    13.00      11.90        14.37
Average Equity to Average Assets             9.87      10.43        10.46

Item 8.   Financial Statements And Supplementary Data
          -------------------------------------------

          Part IV, Item 14 titled "Exhibits, Financial Statement Schedules and Reports on 8-K" of the Annual Report, Pages 21 through 39 is hereby incorporated by reference.

Item 9.   Changes In And Disagreements With Accountants On Accounting And
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant
          --------------------------------------------------

          The section captioned "Definitive Proxy Statement" as filed with the commission on March 23, 2001 is hereby incorporated by reference.

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

William P. Heath, Jr., Age 55, President of Virginia Financial Corporation and President of Planters Bank & Trust Company of Virginia.

          Mr. Heath was employed by Planters Bank & Trust Company of Virginia in January 1996 as Executive Vice President and served in that capacity through December 31, 1996. Mr. Heath became Vice President of the Company on September 27,1996, President of the Bank on January 1, 1997 and President of the Company January 1, 1998. Mr. Heath has thirty-five years experience in banking, having served as Executive Vice President and area President in a statewide banking organization.

Fred D. Bowers, Age 64 Secretary/Treasurer, Virginia Financial Corporation, and Executive Vice President and Chief Financial Officer, Planters Bank & Trust Company of Virginia.

          Mr. Bowers was employed as an Assistant Vice President of Planters Bank & Trust Company, Staunton, Virginia, October 19, 1968, and was elected Cashier on December 31, 1972, Vice President and Cashier January 1, 1974, Senior Vice President and Cashier December 4, 1984, Senior Vice President and Cashier/Chief Financial Officer January 4, 1999 and Executive Vice President and Chief Financial Officer January 3, 2000. Mr. Bowers was elected Secretary Treasurer of the Company on September 27, 1996.

Thomas A. Davis, Age 56, Senior Trust Officer, Planters Bank & Trust Company of Virginia.

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

Item 11.  Executive Compensation
          ----------------------

          Executive Compensation summary table, page 9 of the Definitive Proxy Statement is hereby included by reference.

Human Resources Committee Report on Executive Compensation

          The report on Executive Compensation by the Personnel and Salary Committee on page 10 of the Definitive Proxy Statement is hereby incorporated by reference.

Shareholder Return

          Shareholder Return on page 11 of the Definitive Proxy Statement is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          Security Ownership of Certain Beneficial Owners on page 3 of the Definitive Proxy Statement is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Compensation Committee Interlocks and Insider Participation and Other Transactions With Management on pages 7 and 8 of the Definitive Proxy Statement is hereby incorporated by reference.

Directors' Fees And Attendance

Directors Fees And Attendance on page 8 of the Definitive Proxy Statement is hereby incorporated by reference.

Transactions In Which Directors Have An Interest

Transactions In Which Directors Have An Interest on page 8 of the Definitive Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules And Reports On 8-K
           ----------------------------------------------------------

Listed below are all financial statements and exhibits filed as part of this annual report.

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)  Financial Statements

     Financial statements of the registrant for the fiscal year ended December 31, 2000 are incorporated herein by reference to Exhibit 99.1.

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

         Exhibit 4.                 Not applicable.

         Exhibit 9.                 Not applicable.

         Exhibit 10.                The Corporation has entered into a
                                    contract for the total amount of $1,532,079 for the construction of a new operations center. At December 31, 2000, $445,799 had been paid under this contract.

         Exhibit 11.                Not applicable.

         Exhibit 12.                Not applicable.

         Exhibit 13.                Annual Report Attached hereto.

         Exhibit 16.                Not applicable.

         Exhibit 18.                Not applicable.

         Exhibit 21. Subsidiaries: Planters Bank & Trust Company of Virginia

         Exhibit 22.                Not applicable.

         Exhibit 23.                Not applicable.

         Exhibit 24.                Not applicable.

         Exhibit 99.                Additional Exhibits

                 99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2000 (incorporated herein as
                                    Exhibit 99.1).

                                1. Report of Independent Auditors (See Annual Report, page 14)
                                2. Consolidated Balance Sheets as of December 31, 2000, and December 31, 1999 (See Annual Report, page 15)
                                3. Consolidated Statements of Income for Years Ended December 31, 2000, December 31, 1999, and December 31, 1998 (See Annual Report, pages 16 and 17)
                                4. Consolidated Statements of Cash Flows for Years Ended December 31, 2000, December 31, 1999, and December 31, 1998 (See Annual Report, pages 18 and 19)
                                5.  Consolidated Statements of Changes in
                                    Stockholders' Equity for Years Ended
                                    December 31, 2000, December 31, 1999, and
                                    December 31, 1998 (See Annual Report, page
                                    20)
                                6. Notes to Consolidated Financial Statements for Years Ended December 31, 2000, December 31, 1999 and December 31, 1998 (See Annual Report, pages 21-39)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

Virginia Financial Corporation                                Virginia Financial Corporation
Staunton, Virginia                                            Staunton, Virginia

by  /s/ Harry V. Boney Jr.                                    by  /s/ Fred D. Bowers
  --------------------------------------------------              --------------------------------------------
         Harry V. Boney Jr., Chairman of the Board                    Fred D. Bowers, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                        Title                                    Date
         ----                                        -----                                    ----
/s/ Lee S. Baker                                     Director                               3/27/01
--------------------------------------------                                              -----------------
Lee S. Baker

/s/ Benham M. Black                                  Director                               3/27/01
------------------------------------                                                      -----------------
Benham M. Black

/s/ Harry V. Boney Jr.                               Chairman of the Board                  3/27/01
------------------------------------                                                      -----------------
Harry V. Boney Jr.                                   Director

/s/ Jan S. Hoover                                    Director                               3/27/01
------------------------------------                                                      -----------------
Jan S. Hoover

/s/ Martin F. Lightsey                               Director                               3/27/01
------------------------------------                                                    --------------------
Martin F. Lightsey

/s/ James S. Quarforth                               Director                               3/27/01
------------------------------------                                                    --------------------
James S. Quarforth

                         VIRGINIA FINANCIAL CORPORATION

                          EXHIBIT INDEX TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBIT NUMBER        DESCRIPTION
--------------        -----------

    13                Annual Report.

    21                Subsidiaries of the Registrant. *

    99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2000 (incorporated herein as Exhibit 99.1).

                   1. Report of Independent Auditors (See Annual Report, page
                      14)
                   2. Consolidated Balance Sheets as of December 31, 2000, and
                      December 31, 1999 (See Annual Report, page 15)
                   3. Consolidated Statements of Income for Years Ended December
                      31, 2000, December 31, 1999, and December 31, 1998 (See
                      Annual Report, pages 16 and 17)
                   4. Consolidated Statements of Cash Flows for Years Ended
                      December 31, 2000, December 31, 1999, and December 31, 1998 (See Annual Report, pages 18 and 19)
                   5. Consolidated Statements of Changes in Stockholders' Equity
                      for Years Ended December 31, 2000, December 31, 1999, and December 31, 1998 (See Annual Report, page 20)
                   6. Notes to Consolidated Financial Statements for Years Ended
                      December 31, 2000, December 31, 1999 and December 31, 1998 (See Annual Report, pages 21-39)

* The only subsidiary of the Company is Planters Bank & Trust Company of Virginia. A separate exhibit has not been included herewith.