Form 10-Q
period 2001-03-31
VIRGINIA FINANCIAL CORP
filed 2001-05-15
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                      Class: Common Stock, $5.00 par value
                    Outstanding as of May 10, 2001: 3,979,483

================================================================================

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

Part 1
Item 1.
                                    VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                          Three Months Ended
                                                            MARCH 31                                    MARCH 30
                                                              2001                                        2000
                                                       ------------------                        ---------------------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                              $        5,431                            $          4,594
   To Finance Agriculture & Farmers                                55                                          63
   Commercial & Industrial                                      1,038                                         922
   Individuals for Household & Personal                           696                                         771
   Obligations of State & Political Tax-Exempt                     59                                           1
   Other                                                            -                                           -

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                             1,124                                       1,346
   State & Political-Taxable                                      119                                          94
   State & Political-Tax Exempt                                   398                                         448
   Other Domestic Debt Securities                                  11                                          11
   Equity Securities                                               72                                          29
Interest on Earning Deposits Due From Banks                         1                                          29
Interest on Federal Funds Sold                                     37                                           7
Other Interest Income                                              25                                          25
                                                           -----------                                 -----------
   Total Interest Income                                        9,066                                       8,340
                                                           -----------                                 -----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                   293                                         300
   Money Market Accounts                                          431                                         485
   Other Savings Deposits                                         296                                         306
   CD's of 100M or More                                           521                                         322
   All Other Time Deposits                                      2,511                                       2,039

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                        200                                         177
Interest on Other Borrowed Money                                   32                                         159
                                                           -----------                                 -----------
   Total Interest Expense                                       4,284                                       3,788
                                                           -----------                                 -----------
   Net Interest Income                                          4,782                                       4,552
Provision for Loan Losses                                         151                                         209
                                                           -----------                                 -----------
   Net Interest Income after Provision for Loan Losses          4,631                                       4,343
                                                           -----------                                 -----------

Noninterest Income:
   Trust Department Income                                        313                                         448
   Service Charges on Deposit Accts.                              417                                         371
   Other Fee Income                                               451                                         366
   All Other Non-Interest Income                                   31                                          38
                                                           -----------                                 -----------
      Total Noninterest Income                                  1,212                                       1,223
                                                           -----------                                 -----------

   Gains of securities                                              4                                          16
                                                           -----------                                 -----------

Noninterest Expense:
  Salaries & Employee Benefits                                  2,015                                       1,787
  Expense of Premises & Fixed Assets                              520                                         470
  Computer Services                                               285                                         280
  Other Non-Interest Expense                                      802                                         818
                                                           -----------                                 -----------
      Total Non-Interest Expense                                3,622                                       3,355
                                                           -----------                                 -----------
Income Before Income Taxes                                      2,225                                       2,227
Provision for Income Taxes                                        627                                         625
                                                           -----------                                 -----------
   Net Income                                          $        1,598                            $          1,602
                                                           ===========                                 ===========
Per Share Data, Net Income, basic and diluted          $         0.40                            $           0.40
Cash Dividends                                         $         0.17                            $           0.17

The accompanying notes are an integral part of these statements

                                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS OF DOLLARS)

                                                          MARCH 31                                   DECEMBER 31
                                                            2001                                         2000
                                                         -----------                                 -----------
Assets
Cash & Due from Banks                                $       16,967                            $         18,146
Interest Earning Deposits Due From Banks                         47                                          53
Federal Funds Sold                                           13,775                                           -
Securities (fair value: 2001, $110,294;
   2000, $132,107)                                          110,042                                     132,345
Loans held for resale                                         3,608                                       2,383
Loans, net of allowance for loan losses,
   2001, $3,937; 2000, $3,894                               334,148                                     329,625
Bank Premises and Equipment, net                              8,314                                       7,739
Deposit Intangibles                                           1,983                                       2,023
Other Assets                                                  6,971                                       7,488
                                                         -----------                                 -----------
     Total Assets                                    $      495,855                            $        499,802
                                                         ===========                                 ===========

Liabilities and Stockholders' Equity
Liabilities
Deposits
  Demand                                             $       69,893                            $         71,114
  NOW Accounts                                               52,209                                      53,900
  Money Market Checking                                      55,832                                      55,043
  Savings                                                    41,476                                      40,416
  Time Deposits                                             207,332                                     204,768
                                                         -----------                                 -----------
     Total Deposits                                         426,742                                     425,241


Securities Sold Under
  Agmt. to Repurchase                                        14,135                                      12,495
Other Borrowed Money                                              -                                       3,000
Federal Funds Purchased                                           -                                       6,000
Other Liabilities                                             2,361                                       2,140
                                                         -----------
                                                         -----------                                 -----------
     Total Liabilities                               $      443,238                            $        448,876
                                                         -----------                                 -----------

Stockholders' Equity
  Common Stock                                       $       19,898                            $         19,905
  Surplus                                                    12,994                                      13,027
  Undivided Profits                                          18,803                                      17,882
  Accumulated Other Comprehensive Income                        922                                         112
                                                         -----------                                 -----------
     Total Stockholders' Equity                      $       52,617                            $         50,926
                                                         -----------                                 -----------
     Total Liabilities
     and Stockholders' Equity                        $      495,855                            $        499,802
                                                         ===========                                 ===========

The accompanying notes are an integral part of these statements

                                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS OF DOLLARS)

                                                                        Three Months Ended
                                                          MARCH 31                                    MARCH 31
                                                            2001                                        2000
                                                         -----------                                 -----------

Cash Flows from Operating Activities
Interest received                                    $        9,369                            $          8,141
Fees and other non-interest income                            1,216                                       1,239
Interest paid                                                (4,301)                                     (3,754)
Origination of loans available for sale                     (11,304)                                     (4,969)
Proceeds from sale of loans availabe for sale                10,585                                       5,047
Cash paid to suppliers and employees                         (3,507)                                     (2,849)
Income taxes paid                                                (9)                                          -
                                                         -----------                                 -----------

  Net cash provided by operating activities          $        2,049                            $          2,855
                                                         -----------                                 -----------

Cash Flows from Investing Activities

Proceeds from maturities and calls of securities     $       25,572                            $            772
Proceeds from sales of securities                               979                                       1,616
Purchases of securities                                      (3,019)                                       (281)
Net increase in loans                                        (5,280)                                    (11,502)
Proceeds from sale of equipment                                   -                                           -
Capital expenditures                                           (850)                                        (58)
Net increase in other assets                                   (302)                                         (8)
Proceeds from sale of other real estate                          17                                          49
                                                         -----------                                 -----------

  Net cash provided by (used in) investing
     activities                                      $       17,117                            $         (9,412)
                                                         -----------                                 -----------

Cash Flows from Financing Activities

Net increase in certificates of deposit              $        2,564                            $          2,600
Net increase (decrease) in demand & savings deposits         (1,063)                                      5,571
Net decrease in federal funds purchased                      (6,000)                                     (3,900)
Net decrease in Federal Home Loan Bank advances              (3,000)                                     (4,000)
Net increase in securities sold
    under repurchase agreements                               1,640                                       1,610
Payment to repurchase common stock                              (40)                                       (517)
Dividends paid                                                 (677)                                       (680)
                                                         -----------                                 -----------

  Net cash provided by (used in) financing
     activities                                      $       (6,576)                           $            684
                                                         -----------                                 -----------

  Net increase (decrease) in cash and cash
     equivalents                                     $       12,590                            $         (5,873)

Cash and cash equivalents at beginning of year               18,199                                      28,159
                                                         -----------                                 -----------

Cash and cash equivalents at end of year             $       30,789                            $         22,286
                                                         ===========                                 ===========

                                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                            (IN THOUSANDS OF DOLLARS)

                                                                       Three Months Ended
                                                          MARCH 31                                 MARCH 31
                                                            2001                                     2000
                                                         -----------                               ----------

Reconciliation of net income to net cash provided by
  operating activities
Net income                                           $        1,598                          $         1,602
                                                         -----------                               ----------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                     $          232                          $           229
    Provision for loan losses                                   151                                      209
    Gain on sale of assets                                       41                                        -
    Provision for deferred taxes                                  -                                        -
    Origination of loans available for sale                 (11,304)                                  (4,969)
    Proceeds from sale of loans availabe for sale            10,585                                    5,047
    Gain on sale of securities                                   (4)                                     (16)
    Increase in taxes payable                                   454                                      212
    Decrease (Increase) in interest receivable                  301                                     (137)
    Increase (Decrease) in interest payable                     (17)                                      34
    Decrease in prepaid expenses                                144                                      382
    Increase (Decrease) in accrued expenses                    (216)                                     232
    Premium amortization (discount accretion)
       on securities, net                                        80                                       16
    Increase (decrease) in deferred income                        -                                       (2)
    Decrease in fees receivable                                   4                                       16
                                                         -----------                               ----------

Total Adjustments                                    $          451                          $         1,253
                                                         -----------                               ----------

Net cash provided by operating activities            $        2,049                          $         2,855
                                                         ===========                               ==========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans            101                                        0
                                                         ===========                               ==========

   Unrealized gain on securities available for sale           1,229                                       66
                                                         ===========                               ==========

The accompanying notes are an integral part of these statements

                                       VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         THREEE MONTHS ENDED MARCH 31, 2000 AND 2001
                                                  (IN THOUSANDS OF DOLLARS)


                                                                                         Accumulated
                                                                                           Other
                                                       Common     Capital   Retained    Comprehensive   Comprehensive
                                                        Stock     Surplus   Earnings    Income (Loss)      Income      Total
                                                      ---------- ---------- ----------  -------------   -------------  -----

Balance, December 31, 1999                               19,986     13,478     14,389      (1,733)                     46,120
    Comprehensive income:
        Net income                                                              1,602                        1,602      1,602
             Other comprehensive income net of tax,
                  Unrealized holding gains arising
                       during the period (net of tax,
                       $27,910)                                                                                 55
                 Reclassification adjustment (net of
                       tax, $5,498)                                                                            (11)
                                                                                                          ---------
                 Other comprehensive income (net of
                       tax, $22,412)                                                           44               44         44
                                                                                                          ---------
               Total comprehensive income                                                                    1,646
                                                                                                          =========
      Cash dividends ($0.17 per share)                                           (680)                                   (680)
      Stock repurchase of 15,726 shares                     (79)      (438)                                              (517)
                                                      ---------- ---------- ----------  ----------                   ---------

Balance, March 31, 2000                                $ 19,907   $ 13,040   $ 15,311    $ (1,689)                   $ 46,569
                                                      ========== ========== ==========  ==========                   =========





                                                                                         Accumulated
                                                                                           Other
                                                       Common     Capital   Retained    Comprehensive   Comprehensive
                                                        Stock     Surplus   Earnings    Income (Loss)      Income      Total
                                                      ---------- ---------- ----------  -------------   -------------  -----

Balance, December 31, 2000                               19,905     13,027     17,882         112                      50,926
    Comprehensive income:
        Net income                                                              1,598                        1,598      1,598
             Other comprehensive income net of tax:
                  Unrealized holding gains arising
                       during the period (net of tax,
                       $418,656)                                                                               812
                 Reclassification adjustment (net of
                       tax, $1,204)                                                                             (2)
                                                                                                         ----------
                 Other comprehensive income (net of
                       tax, $417,452)                                                         810              810        810
                                                                                                         ----------
               Total comprehensive income                                                                    2,408
                                                                                                         ==========
      Cash dividends ($0.17 per share)                                           (677)                                   (677)
      Stock repurchase of 1,525 shares                       (7)       (33)                                               (40)
                                                      ---------- ---------- ----------  ----------                   ---------

Balance, March 31, 2001                                $ 19,898   $ 12,994   $ 18,803       $ 922                    $ 52,617
                                                      ========== ========== ==========  ==========                   =========


The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 2000. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2001 and 2000, the company's financial position at March 31, 2001 and December 31, 2000, and cash flows for the three month periods ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

           On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company structure, with Virginia Financial Corporation (herein after referred to as "the Company"), serving as the holding company for the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of March 31, 2001 and December 31, 2000 are summarized below.

                                                                   (IN THOUSANDS OF DOLLARS)
                                                   March 31, 2001                       December 31, 2000
                                                                Unrealized                               Unrealized
                                          Book       Market     Gain (Loss)        Book       Market     Gain (Loss)
                                          ----       ------     -----------        ----       ------     -----------
Securities Available for Sale
        U.S. Treasury Securities          $ 5,950     $ 6,309         $ 359        $ 5,947     $ 6,159         $ 212
        U.S. Agency Securities             48,552      49,016           464         34,069      34,059           (10)
        Obligations of State and
           Political Subdivisions          35,875      36,755           880         30,520      30,730           210
        Other Securities                    7,870       7,564          (306)         5,826       5,585          (241)
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Available for Sale      $ 98,247    $ 99,644       $ 1,397       $ 76,362    $ 76,533         $ 171
                                       ===========  ==========  ============     ==========  ==========  ============



Securities Held to Maturity

        U.S. Treasury Securities          $ 4,494     $ 4,569          $ 75        $ 4,493     $ 4,515          $ 22
        U.S. Agency Securities                  0           0             0         39,791      39,503          (288)
        Obligations of State and
           Political Subdivisions           5,904       6,080           176         11,528      11,556            28
        Other Securities                        -           -             -              -           -             -
                                       -----------  ----------  ------------     ----------  ----------  ------------
Total Securities Held to Maturity        $ 10,398    $ 10,649         $ 251       $ 55,812    $ 55,574        $ (238)
                                       ===========  ==========  ============     ==========  ==========  ============

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                        March 31, 2001      December 31, 2000
                                                                        --------------      -----------------
             Real Estate Loans:
               Construction and Land Development                         $ 29,477               $ 22,633
               Secured by Farmland                                          3,523                  3,738
               Secured by 1-4 Family residential                          132,975                129,510
               Other Real Estate Loans                                     93,857                 94,893
             Loans to Farmers (Except Those Secured by Real Estate)         2,207                  2,534
             Commercial and Industrial Loans
                   (Except Those Secured by Real Estate)                   47,526                 45,836
             Loans to Individuals for Personal Expenditures                27,944                 29,916
             All Other Loans                                                4,491                  4,783
                                                                      ------------           ------------
                   Total Loans                                            342,000                333,843
             Less, Unearned Income Reflected in Loans                         308                    324
                                                                      ------------           ------------
                   Loans, Net of Unearned Income                        $ 341,692              $ 333,519
                                                                      ============           ============

The Bank had loans in a Nonaccrual category of $965 on December 31, 2000 and $948 on March 31, 2001.


Note 4.      Allowance for Loan Losses

             Analysis of the Allowance for Loan Losses
                                                                           For the Three Months Ended

                                                                        March 31, 2001       March 31, 2000
                                                                        --------------       --------------
             Balance at Beginning of Period                                 3,894               3,470

             Charge-Offs                                                     (141)                (95)

             Recoveries                                                        33                  17
                                                                      ------------        ------------

             Net Charge-Offs                                                 (108)                (78)

             Provision for Loan Losses                                        151                 209
                                                                      ------------        ------------

             Balance at End of Period                                     $ 3,937             $ 3,601
                                                                      ============        ============

Part 1
Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Net income for the first quarter of 2001 was $1,598,000 compared to $1,602,000 for the first quarter of 2000. This represents a decrease of $4,000 or .2%. Interest income on a tax equivalent basis increased $782,000 or 9.1% and total average earning assets increased $21,065,000 or 4.8%. The yield on average earning assets was 8.1% and 7.8% for the first quarters of 2001 and 2000 respectively. Interest expense increased $496,000 or 13.1% and total average interest bearing liabilities increased $15,199,000 or 4.2%. The cost of funds was 4.6% and 4.2% for the first quarters of 2001 and 2000. The net interest spread was 3.5% and 3.6% for the first quarters of 2001 and 2000 respectively.
         Non-interest income decreased $11,000 or .9% the first quarter of 2001 compared to 2000. This decrease was due to the declining market affecting the trust and investment departments' income. Non-interest expense increased $267,000 or 8.0% the first quarter of 2001 compared to 2000. This increase was due to increases in salaries and employee benefits and increases in premises and fixed asset expense due to the equipment costs associated with the conversion to a new computer system.

Financial Condition
-------------------

         Total assets decreased $3,947,000 the first quarter of 2001 compared to an increase of $2,805,000 the first quarter of 2000.
         During the first quarter of 2001, the investment portfolio was reduced by $22,303,000; deposits increased by $1,501,000 and cash & due from banks decreased $1,179,000. These sources of funds were used to fund loan growth of $5,748,000; increase federal funds sold by $13,775,000 and reduce short-term borrowings by $7,360,000.
         During the first quarter of 2000, cash & due from banks decreased $9,803,000; interest earning deposits due from banks decreased $3,170,000; the investment portfolio was reduced by $1,966,000; deposit growth was $8,171,000; and securities sold under agreements to repurchase increased by $1,610,000. These sources of funds were used to fund loan growth of $11,215,000; increased federal funds sold by $7,100,000; decreased federal funds purchased by $3,900,000; and decreased other borrowed money by $4,000,000.

Future Operations
-----------------

         Planters Bank & Trust Company of Virginia is nearing the completion of the construction of an 18,000 square foot operations center. The estimated completion date of this construction is June 15, 2001. The new operations center will house the bank's proof and transit department, secondary mortgage department and other operational support departments. The new building will help alleviate the present overcrowded condition at the main office location. The total cost for this entire project is estimated to be $2,000,000.






Part 1
Item 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in information reported as of December 31, 2000, in Form 10-K.

                                     VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                  AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES
                                                                           (000 Omitted)
                                                                    Three Months Ended March 31
                                                                2001                                   2000
                                                  Average     Income/     Yield/         Average     Income/    Yield/
ASSETS                                            Balance     Expense      Rate          Balance     Expense     Rate
                                                 -----------  ---------  ----------     -----------  ---------  --------
Securities:
   Taxable                                         $ 83,007    $ 1,309       6.31%        $ 96,123    $ 1,467     6.10%
   Tax-exempt (1)                                    40,385        682       6.75%          41,428        702     6.78%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Securities                         $ 123,392    $ 1,991       6.45%       $ 137,551    $ 2,169     6.31%

Loans (net of earned income):
   Taxable                                          330,487      7,220       8.74%         299,882      6,349     8.47%
   Tax-Exempt (1)                                     4,346         90       8.28%             128          2     6.25%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Loans                                334,833      7,310       8.73%         300,010      6,351     8.47%
Federal Home Loan Bank Stock                          1,301         25       7.69%           1,269         25     7.88%
Interest Earning Deposits Due From Banks                 63          1       6.35%           2,024         29     5.73%
Fed Funds Sold and Repurchase Agreements              2,792         37       5.30%             462          8     6.93%
                                                 -----------  ---------  ----------     -----------  ---------  --------
         Total Earning Assets                       462,381      9,364       8.10%         441,316      8,582     7.78%
                                                              ---------                              ---------
Less Allowance for Loan Losses                       (3,896)                                (3,539)
Total Nonearning Assets                              36,704                                 31,955
                                                 -----------                            -----------
         Total Assets                             $ 495,189                              $ 469,732
                                                 ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
         NOW Accounts                              $ 53,132      $ 293       2.21%        $ 49,585      $ 300     2.42%
         Money Market Savings                        55,136        431       3.13%          54,977        485     3.53%
         Regular Savings                             40,991        296       2.89%          41,461        306     2.95%
         Certificates of Deposit:
            Less than $100,000                      171,859      2,511       5.84%         161,953      2,039     5.04%
            $100,000 and More                        34,458        521       6.05%          26,253        322     4.91%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Deposits                     355,576      4,052       4.56%         334,229      3,452     4.13%

Fed Funds Purchased & Repurchase Agreements          15,678        200       5.10%          13,547        177     5.23%
Other Borrowed Money                                  2,194         32       5.83%          10,473        159     6.07%
                                                 -----------  ---------  ----------     -----------  ---------  --------
Total Interest Bearing Liabilities                  373,448      4,284       4.59%         358,249      3,788     4.23%
                                                              ---------                              ---------

Noninterest Bearing Liabilities
         Demand Deposits                             68,011                                 63,221
         Other Liabilities                            2,342                                  1,880
                                                 -----------                            -----------
Total Liabilities                                   443,801                                423,350
Stockholders' Equity                                 51,388                                 46,382
                                                 -----------                            -----------
Total Liabilities and Stockholders' Equity        $ 495,189                              $ 469,732
                                                 ===========                            ===========

Net Interest Income                                            $ 5,080                                $ 4,794
                                                              =========                              =========
Interest Rate Spread                                                         3.51%                                3.55%
Interest Expense as a Percent of Average
   Earning Assets                                                            3.71%                                3.43%
Net Interest Margin                                                          4.39%                                4.35%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 2001

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As of March 31, 2001 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the Quarter ended March 31, 2001.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a) No reports on Form 8-K were filed during the Quarter ended March 31, 2001.

         (b) Exhibits

                The following exhibits are filed with this Form 10-Q or incorporated by reference to previous filings.

                    Number                           Description
                    ------                           -----------

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

                                         Virginia Financial Corporation
                                                 (Registrant)

Date  May 15, 2001                               /s/ Fred D. Bowers
    ----------------                 -----------------------------------------
                                       Fred D. Bowers, Secretary/Treasurer
                                     (Principal Accounting Officer and Duly
                                                Authorized Officer)