Form 10-Q
period 2001-06-30
VIRGINIA FINANCIAL CORP
filed 2001-08-13
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class: Common Stock, $5.00 par value
                   Outstanding as of August 8, 2001: 3,979,483

================================================================================

                         VIRGINIA FINANCIAL CORPORATION

                                      INDEX


                                                                                   Page No.
Part I.    Financial Information

           Item 1. Financial Statements

                   Consolidated Statements of Income                                  3

                   Consolidated Balance Sheets                                        5

                   Consolidated Statements of Cash Flows                              6

                   Consolidated Statements of Changes in Stockholders' Equity         8

                   Notes to Consolidated Financial Statements                         9

           Item 2. Management's Discussion and Analysis of Results of Operations
                   and Financial Condition                                           11

           Item 3. Quantitative and Qualitative Disclosure about Market Risk         12

           Item 4. Virginia Financial Corporation and Subsidiaries Average
                   Balances, Income and Expense, Yields and Rates                    13

Part II.   Other Information

           Item 1. Legal Proceedings                                                 14

           Item 4. Submission of Matters to a Vote of Security Holders               14

           Item 6. Exhibits and Reports on Form 8-K                                  14

           Signature                                                                 15

           Exhibit 11.                                                               16


Part 1
Item 1.




                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                        Three Months Ended
                                                                JUNE 30                   JUNE 30
                                                                 2001                       2000
                                                                ------                     ------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                                       $5,350                     $4,948
   To Finance Agriculture & Farmers                                 49                         59
   Commercial & Industrial                                         941                        973
   Individuals for Household & Personal                            662                        771
   Obligations of State & Political Tax-Exempt                      59                          7

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                                679                      1,346
   Collateralized Mortgage Obligations                             147                         --
   Mortgage Backed Securities                                       66                         --
   State & Political-Taxable                                       117                         94
   State & Political-Tax Exempt                                    425                        438
   Other Domestic Debt Securities                                    9                         11
   Equity Securities                                                73                         22
Interest on Earning Deposits Due From Banks                          1                          2
Interest on Federal Funds Sold                                     202                         27
Other Interest Income                                               21                         24
                                                                ------                     ------
   Total Interest Income                                         8,801                      8,722
                                                                ------                     ------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                    237                        308
   Money Market Accounts                                           494                        519
   Other Savings Deposits                                          316                        310
   CD's of 100M or More                                            528                        357
   All Other Time Deposits                                       2,527                      2,162

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                         167                        213
Interest on Other Borrowed Money                                    --                        207
                                                                ------                     ------
   Total Interest Expense                                        4,269                      4,076
                                                                ------                     ------
   Net Interest Income                                           4,532                      4,646
Provision for Loan Losses                                          257                        197
                                                                ------                     ------
   Net Interest Income after Provision for Loan Losses           4,275                      4,449
                                                                ------                     ------

Noninterest Income:
   Trust Department Income                                         351                        405
   Service Charges on Deposit Accts                                397                        363
   Other Fee Income                                                571                        336
   All Other Non-Interest Income                                    35                         36
                                                                ------                     ------
      Total Noninterest Income                                   1,354                      1,140
                                                                ------                     ------

   Gains on securities                                              99                         --
                                                                ------                     ------

Noninterest Expense:
  Salaries & Employee Benefits                                   2,411                      2,087
  Expense of Premises & Fixed Assets                               476                        478
  Computer Services                                                283                        279
  Other Non-Interest Expense                                       839                        747
                                                                ------                     ------
      Total Non-Interest Expense                                 4,009                      3,591
                                                                ------                     ------
Income Before Income Taxes                                       1,719                      1,998
Provision for Income Taxes                                         442                        547
                                                                ------                     ------
   Net Income                                                   $1,277                     $1,451
                                                                ======                     ======
Per Share Data, Net Income, basic and diluted                   $ 0.32                     $ 0.36
Cash Dividends                                                  $ 0.17                     $ 0.17

The accompanying notes are an integral part of these statements

Part 1
Item 1.

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                      Six Months Ended
                                                             JUNE 30                  JUNE 30
                                                              2001                      2000
                                                             -------                  -------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                                    $10,781                  $ 9,542
   To Finance Agriculture & Farmers                              104                      121
   Commercial & Industrial                                     1,979                    1,895
   Individuals for Household & Personal                        1,358                    1,541
   Obligations of State & Political Tax-Exempt                   118                        9

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                            1,803                    2,693
   Collateralized Mortgage Obligations                           147                       --
   Mortgage Backed Securities                                     66                       --
   State & Political-Taxable                                     236                      188
   State & Political-Tax Exempt                                  823                      886
   Other Domestic Debt Securities                                 20                       21
    Equity Securities                                            145                       51
Interest on Earning Deposits Due From Banks                        2                       31
Interest on Federal Funds Sold                                   239                       34
Other Interest Income                                             46                       49
                                                             -------                  -------
   Total Interest Income                                      17,867                   17,061
                                                             -------                  -------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                  531                      609
   Money Market Accounts                                         924                    1,004
   Other Savings Deposits                                        612                      616
   CD's of 100M or More                                        1,049                      678
   All Other Time Deposits                                     5,038                    4,201

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                       367                      391
Interest on Other Borrowed Money                                  32                      365
                                                             -------                  -------
Total Interest Expense                                         8,553                    7,864
                                                             -------                  -------
Net Interest Income                                            9,314                    9,197
Provision for Loan Losses                                        408                      406
                                                             -------                  -------
   Net Interest Income after Provision for Loan Losses         8,906                    8,791
                                                             -------                  -------

Noninterest Income:
   Trust Department Income                                       664                      853
   Service Charges on Deposit Accts                              814                      735
   Other Fee Income                                            1,022                      701
   All Other Non-Interest Income                                  66                       74
                                                             -------                  -------
   Total Noninterest Income                                    2,566                    2,363
                                                             -------                  -------

   Gains on securities                                           102                       16
                                                             -------                  -------

Noninterest Expense:
  Salaries & Employee Benefits                                 4,426                    3,874
  Expense of Premises & Fixed Assets                             996                      947
  Computer Services                                              568                      559
  Other Non-Interest Expense                                   1,640                    1,566
                                                             -------                  -------
   Total Non-Interest Expense                                  7,630                    6,946
                                                             -------                  -------
Income Before Income Taxes                                     3,944                    4,224
Provision for Income Taxes                                     1,069                    1,172
                                                             -------                  -------
Net Income                                                   $ 2,875                  $ 3,052
                                                             =======                  =======
Per Share Data Net Income, basic and diluted                 $  0.72                  $  0.77
Cash Dividends                                               $  0.34                  $  0.34




The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)



                                                               JUNE 30       DECEMBER 31
                                                                2001            2000
                                                              --------        --------
Assets
Cash & Due from Banks                                         $ 24,577        $ 18,146
Interest Earning Deposits Due From Banks                            71              53
Federal Funds Sold                                              10,800              --
Securities (fair value: 2001, $113,392;
   2000, $132,107)                                             113,143         132,345
Loans held for resale                                            8,519           2,383
Loans, net of allowance for loan losses, 2001, $3,904;
   2000, $3,894                                                332,376         329,625
Bank Premises and Equipment, net                                 8,684           7,739
Deposit Intangibles                                              1,944           2,023
Other Assets                                                     7,191           7,488
                                                              --------        --------
     Total Assets                                             $507,305        $499,802
                                                              ========        ========

Liabilities and Stockholders' Equity
Liabilities
Deposits
  Demand                                                      $ 73,777        $ 71,114
  NOW Accounts                                                  51,359          53,900
  Money Market Checking                                         54,702          55,043
  Savings                                                       42,838          40,416
  Time Deposits                                                212,236         204,768
                                                              --------        --------
     Total Deposits                                            434,912         425,241


Securities Sold Under
  Agmt. to Repurchase                                           17,297          12,495
Other Borrowed Money                                                --           3,000
Federal Funds Purchased                                             --           6,000
Other Liabilities                                                2,135           2,140
                                                              --------        --------
     Total Liabilities                                        $454,344        $448,876
                                                              --------        --------

Stockholders' Equity
  Common Stock                                                $ 19,898        $ 19,905
  Surplus                                                       12,994          13,027
  Undivided Profits                                             19,403          17,882
  Accumulated Other Comprehensive Income                           666             112
                                                              --------        --------
     Total Stockholders' Equity                               $ 52,961        $ 50,926
                                                              --------        --------
     Total Liabilities
     and Stockholders' Equity                                 $507,305        $499,802
                                                              ========        ========



The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)



                                                                       Six Months Ended
                                                                JUNE                      JUNE
                                                                2001                      2000
                                                              --------                  --------
Cash Flows from Operating Activities

Interest received                                             $ 18,232                  $ 16,874
Fees and other non-interest income                               2,521                     2,351
Interest paid                                                   (8,514)                   (7,758)
Origination of loans available for sale                        (34,936)                  (11,959)
Proceeds from sale of loans availabe for sale                   28,800                    11,783
Cash paid to suppliers and employees                            (7,140)                   (6,016)
Income taxes paid                                                 (969)                   (1,000)
                                                              --------                  --------

  Net cash provided by (used in) operating activities         $ (2,006)                 $  4,275
                                                              --------                  --------

Cash Flows from Investing Activities

Proceeds from maturities and calls of securities              $ 46,616                  $  2,992
Proceeds from sales of securities                                7,861                     1,681
Purchases of securities                                        (34,335)                     (751)
Net increase in loans                                           (3,259)                  (28,476)
Capital expenditures                                            (1,454)                     (328)
Net decrease (increase) in other assets                           (372)                        4
Proceeds from sale of other real estate                            118                        49
                                                              --------                  --------

  Net cash provided by (used in) investing activities         $ 15,175                  $(24,829)
                                                              --------                  --------

Cash Flows from Financing Activities

Net increase in certificates of deposit                       $  7,468                  $  8,414
Net increase in demand & savings deposits                        2,202                     4,548
Net decrease in federal funds purchased                         (6,000)                   (1,175)
Net decrease in Federal Home Loan Bank advances                 (3,000)                       --
Net increase in securities sold
    under repurchase agreements                                  4,803                     3,435
Payment to repurchase common stock                                 (40)                     (532)
Dividends paid                                                  (1,353)                   (1,356)
                                                              --------                  --------

  Net cash provided by financing activities                   $  4,080                  $ 13,334
                                                              --------                  --------

  Net increase (decrease) in cash and cash equivalents        $ 17,249                  $ (7,220)

Cash and cash equivalents at beginning of year                  18,199                    28,158
                                                              --------                  --------

Cash and cash equivalents at end of year                      $ 35,448                  $ 20,938
                                                              ========                  ========

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (IN THOUSANDS OF DOLLARS)



                                                                         Six Months Ended
                                                                  JUNE 30                 JUNE 30
                                                                   2001                    2000
                                                                --------                 --------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                                      $  2,875                 $  3,052
                                                                --------                 --------

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                                $    466                 $    460
    Provision for loan losses                                        408                      406
    Gain on sale of assets                                            27                       --
    Provision for deferred taxes                                      --                       --
    Origination of loans available for sale                      (34,936)                 (11,959)
    Proceeds from sale of loans availabe for sale                 28,800                   11,783
    Gain on sale of securities                                      (102)                     (16)
    Decrease in taxes payable                                         (8)                      --
    Decrease (increase) in interest receivable                       367                      (68)
    Increase in interest payable                                      38                      106
    Decrease (increase) in prepaid expenses                          (28)                      87
    Increase (decrease) in accrued expenses                          (34)                     403
    Premium amortization                                             168                       40
    Decrease in deferred income                                       (2)                      (8)
    Decrease in fees receivable                                      (45)                     (11)
                                                                --------                 --------

Total Adjustments                                               $ (4,881)                $  1,223
                                                                --------                 --------

Net cash provided by operating activities                       $ (2,006)                $  4,275
                                                                ========                 ========


Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans                 101                      313
                                                                ========                 ========

   Unrealized gain on securities available for sale                  836                      209
                                                                ========                 ========


The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                            (IN THOUSANDS OF DOLLARS)




                                                                                                Accumulated
                                                                                                   Other
                                                                 Common    Capital  Retained    Comprehensive Comprehensive
                                                                  Stock    Surplus  Earnings    Income (Loss)    Income      Total
                                                                --------- --------- ---------  -------------  ------------ ---------
Balance, December 31, 1999                                        19,986    13,478    14,389     (1,733)                     46,120
    Comprehensive income:
      Net income                                                                       3,052                       3,052      3,052
           Other comprehensive income net of tax,
                Unrealized holding gains arising during
                     the period (net of tax, $76,495)                                                                149
               Reclassification adjustment (net of tax, $5,507)                                                      (11)
                                                                                                              -----------
               Other comprehensive income (net of tax, $70,988)                                     138              138         44
                                                                                                              -----------
             Total comprehensive income                                                                            3,190
                                                                                                              ===========
      Cash dividends ($0.34 per share)                                                (1,356)                                (1,356)
      Stock repurchase of 16,190 shares                              (81)     (451)                                            (532)
                                                                --------- --------- ---------  ---------                   ---------

Balance, June 30, 2000                                          $ 19,905  $ 13,027  $ 16,085   $ (1,595)                   $ 47,422
                                                                ========= ========= =========  =========                   =========








                                                                                               Accumulated
                                                                                                 Other
                                                                  Common   Capital  Retained  Comprehensive  Comprehensive
                                                                   Stock   Surplus  Earnings     Income          Income      Total
                                                                --------- --------- --------- -------------   -----------  ---------
Balance, December 31, 2000                                        19,905    13,027    17,882        112                      50,926
    Comprehensive income:
      Net income                                                                       2,875                       2,875      2,875
           Other comprehensive income net of tax:
                Unrealized holding gains arising during
                     the period (net of tax, $320,206)                                                               621
               Reclassification adjustment (net of tax, $34,761)                                                     (67)
                                                                                                              -----------
               Other comprehensive income (net of tax, $285,445)                                    554              554        554
                                                                                                              -----------
             Total comprehensive income                                                                            3,429
                                                                                                              ===========
      Cash dividends ($0.34 per share)                                                (1,353)                                (1,353)
      Stock repurchase of 1,525 shares                                (7)      (33)                                             (40)
                                                                --------- --------- ---------  ---------                   ---------

Balance, June 30, 2001                                          $ 19,898  $ 12,994  $ 19,404      $ 666                    $ 52,962
                                                                ========= ========= =========  =========                   =========



The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

          The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 2000. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2001 and 2000, the company's financial position at June 30, 2001 and December 31, 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

          Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000.

          On November 14, 1996, the shareholders approved an Agreement and Plan of Reorganization and related Plan of Share Exchange, relating to the adoption of a bank holding company structure, with Virginia Financial Corporation (herein after referred to as "the Company"), serving as the holding company for the Bank. This transaction was consumated on January 2, 1997.


Note 2. Securities as of June 30, 2001 and December 31, 2000 are summarized below.




                                                                   (IN THOUSANDS OF DOLLARS)
                                                    June 30, 2001                     December 31, 2000
                                                               Unrealized                           Unrealized
                                             Book     Market   Gain (Loss)       Book      Market   Gain (Loss)
                                             ----     ------   -----------       ----      ------   -----------
Securities Available for Sale

           U.S. Treasury Securities      $  5,952   $  6,244   $    292        $  5,947   $  6,159   $    212
           U.S. Agency Securities          23,005     23,345        340          34,069     34,059        (10)
           Collateralized Mort. Oblig      15,737     15,768         31
           Mortgage Backed                  8,779      8,733        (46)
           Obligations of State and
              Political Subdivisions       41,343     42,008        665          30,520     30,730        210
           Other Securities                 7,191      6,915       (276)          5,826      5,585       (241)
                                         --------   --------   --------        --------   --------   --------
Total Securities Available for Sale      $102,007   $103,013   $  1,006        $ 76,362   $ 76,533   $    171
                                         ========   ========   ========        ========   ========   ========


Securities Held to Maturity

           U.S. Treasury Securities      $  4,495   $  4,569   $     74        $  4,493   $  4,515   $     22
           U.S. Agency Securities              --         --         --          39,791     39,503       (288)
           Obligations of State and
              Political Subdivisions        5,635      5,810        175          11,528     11,556         28
           Other Securities                    --         --         --              --         --         --
                                         --------   --------   --------        --------   --------   --------
Total Securities Held to Maturity        $ 10,130   $ 10,379   $    249        $ 55,812   $ 55,574   $   (238)
                                         ========   ========   ========        ========   ========   ========

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:


                                                                 June 30, 2001    December 31, 2000
                                                                 -------------    -----------------
          Real Estate Loans:
            Construction and Land Development                      $ 26,255          $ 22,633
            Secured by Farmland                                       2,283             3,738
            Secured by 1-4 Family residential                       142,422           129,510
            Other Real Estate Loans                                  84,613            94,893
          Loans to Farmers (Except Those Secured by Real Estate)      1,992             2,534
          Commercial and Industrial Loans
                (Except Those Secured by Real Estate)                45,897            45,836
          Loans to Individuals for Personal Expenditures             28,836            29,916
          All Other Loans                                             4,307             4,783
                                                                   --------          --------
                Total Loans                                         336,605           333,843
          Less, Unearned Income Reflected in Loans                      325               324
                                                                   --------          --------
                Loans, Net of Unearned Income                      $336,280          $333,519
                                                                   ========          ========


The Bank had loans in a Nonaccrual category of $965 on December 31, 2000 and $686 on June 30, 2001.


Note 4.   Allowance for Loan Losses

          Analysis of the Allowance for Loan Losses

                                                           For the Six Months Ended

                                                     June 30, 2001         June 30, 2000
                                                     -------------         -------------
          Balance at Beginning of Period                 3,894                  3,470

          Charge-Offs                                     (452)                  (183)

          Recoveries                                        54                     58
                                                       -------                -------

          Net Charge-Offs                                 (398)                  (125)

          Provision for Loan Losses                        408                    406
                                                       -------                -------

          Balance at End of Period                     $ 3,904                $ 3,751
                                                       =======                =======

Part 1
Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Net income for the second quarter of 2001 was $1,277,000 compared to $1,451,000 for the second quarter of 2000. This represents a decrease of $174,000 or 12.0%. Net income for the first six months of 2001 amounted to $2,875,000, a decrease of $177,000 or 5.8% under the $3,052,000 for the comparable period in 2000. Interest income increased $79,000 or .9% and total average earning assets increased $22,334,000 or 5.0% comparing the six months ended June 30, 2001 and 2000. The yield on average earning assets was 7.9% for the six-month period ending June 30, 2001 and 2000 respectively. Interest expense increased $689,000 or 8.8% and total average interest bearing liabilities increased $13,356,000 or 3.7%. The cost of funds was 4.6% and 4.3% for the first six months ended of 2001 and 2000. The net interest spread was 3.3% and 3.6% for the same six months ended of 2001 and 2000.

     Non-interest income increased $214,000 or 18.8% the second quarter of 2001 compared to 2000. In comparing the six-month period ending June 30 for 2001 and 2000, non-interest income went from $2,363,000 in 2000 to $2,566,000 in 2001 for an increase of $203,000 or 8.6%. These increases were due to an increase in business volume generated by the secondary mortgage department. Non-interest expenses increased $418,000 or 11.6% the second quarter of 2001 compared to 2000. Non-interest expenses increased $684,000 or 9.8% comparing the six-month periods ending June 30, 2001 and 2000. These increases were mainly due to increases in salaries and employee benefits, but also to increases in premises and fixed asset expenses associated with the conversion to a new computer system.

Financial Condition
-------------------

     Total assets increased $11,450,000 the second quarter of 2001 compared to a increase of $14,220,000 the second quarter of 2000. Total assets have increased $7,503,000 the first six months of 2001 compared to and increase of $17,025,000 in 2000.

     During the second quarter of 2001, fed funds sold decreased $2,975,000. Those funds contributed to an overall increase in cash & due from banks of $7,610,000. Those sources of funds allowed for an increase in loans of $3,139,000 and the investment portfolio of $3,101,000 during the three-month period ending June 30, 2001. A decrease of the investment portfolio of $19,202,000 over the first six months of 2001 has allowed for the increase in loans of $8,887,000 and federal funds sold of $10,800,000 in that time period. Along with those changes, deposit growth for the first six months of 2001 was $9,671,000 which was used to reduce borrowings by $9,000,000.

     During the second quarter of 2000, fed funds sold decreased $7,100,000; the investment portfolio was reduced by $1,620,000; deposit growth was $4,791,000; and all other short term borrowings increased by $8,550,000. Those sources of funds were used to fund loan growth of $16,908,000 and increase cash & due from banks by $5,783,000. The six-month period ending June 30, 2000 consisted of deposit growth of $12,962,000, growth in securities sold under agreement to repurchase of $3,435,000, a reduction of the investment portfolio of $3,586,000, and a reduction in cash & due from banks of $4,020,000. Those sources of funds were used to fund loan growth of $27,933,000.

Capital and Liquidity
---------------------

     Total Capital for the company went from $50,926,000 to $52,961,000 for an increase of $2,035,000 or 4.0% during the first six months of 2001. This increase was due to an increase in the company's retained earnings and the overall market value of the investment portfolio that is classified available for sale. Due to regulatory guidelines, the company applies different risk factors to all of its assets and certain off balance sheet items in determining a total risk-based capital ratio. This ratio is the quantitative measure used by certain regulatory agencies as a guide to ensure that a company is meeting their necessary capital requirements. The company's ratio for the six-month period ending June 30, 2001 of 15.34% was well over the regulators acceptable guidelines for capital position.

     Liquidity refers to the Company's ability to meet demands on cash. Such demands can arise from several areas such as withdrawals on deposits, payments of borrowings or loan growth. Management is constantly assessing the company's ability to withstand such demands on cash through such methods as interest rate risk analysis, industry comparisons, and maturity and repricing analysis of all assets and liabilities. The Company's primary sources of liquidity come from cash & due from banks, federal funds sold, and securities with the available for sale classification. The Company also has the ability to borrow funds from its correspondent banks and the Federal Home Loan Bank of Atlanta on a day-by-day basis. Overall, management feels the Company is well stabilized in order to handle not only the normal demands of cash, but also those that may arise above the normal demands.

Future Operations
------------------

     On June 12, 2001 Virginia Financial Corporation signed with Virginia Commonwealth Financial Corporation a definitive agreement to join the two companies in a merger-of-equals transaction. Upon the approval of the shareholders of each separate company, a new company, known as Virginia Financial Group, Inc., will be the holding company for: Planters Bank & Trust Company of Virginia - in Staunton, Virginia, Second Bank & Trust - in Culpeper, Virginia, Caroline Savings Bank - in Bowling Green, Virginia, Virginia Heartland Bank - in Fredericksburg, Virginia, and Virginia Commonwealth Trust Company - in Culpeper, Virginia. The merger is anticipated to be completed sometime during the fourth quarter of 2001 pending the approval of the each company's shareholders.

     As of July 23, 2001 Planters Bank & Trust Company of Virginia has completed the construction of an 18,000 square foot operations center. The new operations center houses the bank's proof and transit department, secondary mortgage department and other operational support departments. With the opening of this building, the bank has taken care of its overcrowding problem at the main office. To date, the total cost capitalized for the building is approximately $1,320,000.


Part 1
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information reported as of December 31, 2000, in Form 10-K.

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
             AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES



                                                                           (000 Omitted)
                                                                       Six Months Ended June 30
                                                                 2001                                    2000
                                                  Average       Income/     Yield/          Average     Income/   Yield/
ASSETS                                            Balance       Expense      Rate           Balance     Expense    Rate
                                                -----------   ----------  ----------      -----------  --------- ---------
Securities:
   Taxable                                       $  81,617      $ 2,430       5.95%        $  96,043    $ 2,965     6.17%
   Tax-exempt (1)                                   36,189        1,248       6.90%           37,839      1,342     7.09%
                                                -----------   ----------  ----------      -----------  --------- ---------
            Total Securities                     $ 117,806      $ 3,678       6.24%        $ 133,882    $ 4,307     6.43%

Loans (net of earned income):
   Taxable                                         332,250       14,222       8.56%          306,653     13,100     8.54%
   Tax-Exempt (1)                                    4,328          178       8.23%              339         13     7.67%
                                                -----------   ----------  ----------      -----------  --------- ---------
            Total Loans                            336,578       14,400       8.56%          306,992     13,113     8.54%
Federal Home Loan Bank Stock                         1,346           47       6.98%            1,282         49     7.64%
Interest Earning Deposits Due From Banks                64            2       6.25%            1,066         31     5.82%
Fed Funds Sold and Repurchase Agreements            10,893          239       4.39%            1,131         34     6.01%
                                                -----------   ----------  ----------      -----------  --------- ---------
            Total Earning Assets                   466,687       18,366       7.87%          444,353     17,534     7.89%
                                                              ----------                               ---------
Less Allowance for Loan Losses                      (3,906)                                   (3,622)
Total Nonearning Assets                             37,916                                    34,776
                                                -----------                               -----------
            Total Assets                         $ 500,697                                 $ 475,507
                                                ===========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
            NOW Accounts                         $ 53,061       $   531       2.00%        $  50,030    $   609     2.43%
            Money Market Savings                    55,265          925       3.35%           55,618      1,004     3.61%
            Regular Savings                         41,303          612       2.96%           41,600        616     2.96%
            Certificates of Deposit:
               Less than $100,000                  173,395        5,037       5.81%          162,198      4,201     5.18%
               $100,000 and More                    34,678        1,049       6.05%           26,998        678     5.02%
                                                -----------   ----------  ----------      -----------  --------- ---------
Total Interest Bearing Deposits                    357,702        8,154       4.56%          336,444      7,108     4.23%

Fed Funds Purchased & Repurchase Agreements         16,566          367       4.43%           14,086        391     5.55%
Other Borrowed Money                                 1,097           32       5.83%           11,479        365     6.36%
                                                -----------   ----------  ----------      -----------  --------- ---------
Total Interest Bearing Liabilities                 375,365        8,553       4.56%          362,009      7,864     4.34%
                                                              ----------                               ---------

Noninterest Bearing Liabilities
            Demand Deposits                         71,202                                    64,772
            Other Liabilities                        2,065                                     2,045
                                                -----------                               -----------
Total Liabilities                                  448,632                                   428,826
Stockholders' Equity                                52,065                                    46,681
                                                -----------                               -----------
Total Liabilities and Stockholders' Equity       $ 500,697                                 $ 475,507
                                                ===========                               ===========

Net Interest Income                                             $ 9,813                                 $ 9,670
                                                              ==========                               =========
Interest Rate Spread                                                          3.31%                                 3.55%
Interest Expense as a Percent of Average
   Earning Assets                                                             3.67%                                 3.54%
Net Interest Margin                                                           4.21%                                 4.35%




(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 2001

                         VIRGINIA FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        As of June 30, 2001 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Virginia Financial Corporation's annual meeting of shareholders was held on Monday, April 23, 2001 at the Corporation's main banking facility in Staunton, Virginia. Information relating to the solicitation of proxies required by this item is incorporated by reference from the Corporation's proxy statement dated March 23, 2001 for the Corporation's Annual Meeting of Shareholders held April 23, 2001, filed with the Commission on March 23, 2001.

        One item was submitted to the shareholders to be voted upon: (1) To elect directors of the company.

             The votes cast for, or withheld for the one item were as follows:

                  (1)  Election of Directors of the company.


                                   Name             For     Withheld
                                   ----             ---     --------
                           Lee S. Baker          3,009,630    14,900
                           Benham M. Black       2,990,493    34,037
                           Harry V. Boney        3,023,066     1,464
                           Jan S. Hoover         3,021,634     2,896
                           Martin F. Lightsey    2,994,411    30,119
                           James S. Quarforth    2,964,739    59,791


Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a) A report on Form 8K was filed on June 13, 2001 with the purpose of explaining the agreement of a merger-of-equals between Virginia Financial Corporation and Virginia Commonwealth Financial Corporation. That report is hereby incorporated by reference.

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

                              Virginia Financial Corporation
                                    (Registrant)



Date      August  10, 2001            /s/ Fred D. Bowers
      -------------------------     ---------------------------------------
                                    Fred D. Bowers, Secretary/Treasurer
                                     (Principal Accounting Officer and Duly
                                              Authorized Officer)