Form 10-Q
period 2001-09-30
VIRGINIA FINANCIAL CORP
filed 2001-11-14
CIK 1036070

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

                      Class: Common Stock, $5.00 par value
                  Outstanding as of November 9, 2001: 3,979,483

================================================================================

                        VIRGINIA FINANCIAL CORPORATION

                                     INDEX

                                                                                                  Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Income                                                   3

                  Consolidated Balance Sheets                                                         5

                  Consolidated Statements of Cash Flows                                               6

                  Consolidated Statements of Changes in Stockholders' Equity                          8

                  Notes to Consolidated Financial Statements                                          9

         Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                            12

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                          13

         Item 4.  Virginia Financial Corporation and Subsidiaries Average Balances,                  14
                  Income and Expense, Yields and Rates

Part II. Other Information

         Item 1.  Legal Proceedings                                                                  15

         Item 4.  Submission of Matters to a Vote of Security Holders                                15

         Item 6.  Exhibits and Reports on Form 8-K                                                   15

         Signature                                                                                   16

         Exhibit 11.                                                                                 17

Part 1
Item 1.

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                               Three Months Ended
                                                          SEPT 30               SEPT 30
                                                           2001                  2000
                                                        -----------           ----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                               $     5,309           $    5,252
   To Finance Agriculture & Farmers                              40                   60
   Commercial & Industrial                                      867                  957
   Individuals for Household & Personal                         641                  771
   Obligations of State & Political Tax-Exempt                   59                   60

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                             420                1,329
   Collateralized Mortgage Obligations                          361                    -
   Mortgage Backed Securities                                   159                    -
   State & Political-Taxable                                    129                  100
   State & Political-Tax Exempt                                 473                  425
   Other Domestic Debt Securities                                 7                   11
   Equity Securities                                             56                   32
Interest on Earning Deposits Due From Banks                       1                    3
Interest on Federal Funds Sold                                  133                   35
Other Interest Income                                            24                   25
                                                        -----------           ----------
   Total Interest Income                                      8,679                9,060
                                                        -----------           ----------
Interest Expense:
Interest on Deposits:
   NOW Accounts                                                 240                  310
   Money Market Accounts                                        527                  572
   Other Savings Deposits                                       329                  311
   CD's of 100M or More                                         456                  457
   All Other Time Deposits                                    2,356                2,356

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                      136                  228
Interest on Other Borrowed Money                                  -                  174
                                                        -----------           ----------
   Total Interest Expense                                     4,044                4,408
                                                        -----------           ----------
   Net Interest Income                                        4,635                4,652
Provision for Loan Losses                                       118                  155
                                                        -----------           ----------
   Net Interest Income after Provision for Loan Losses        4,517                4,497
                                                        -----------           ----------

Noninterest Income:
   Trust Department Income                                      480                  324
   Service Charges on Deposit Accts.                            398                  382
   Other Fee Income                                             594                  383
   All Other Non-Interest Income                                 68                   41
                                                        -----------           ----------
      Total Noninterest Income                                1,540                1,130
                                                        -----------           ----------

   Gains on securities                                           46                    3
                                                        -----------           ----------
Noninterest Expense:
  Salaries & Employee Benefits                                2,135                1,828
  Expense of Premises & Fixed Assets                            515                  469
  Computer Services                                             261                  273
  Other Non-Interest Expense                                  1,180                  864
                                                        -----------           ----------
      Total Non-Interest Expense                              4,091                3,434
                                                        -----------           ----------
Income Before Income Taxes                                    2,012                2,196
Provision for Income Taxes                                      678                  604
                                                        -----------           ----------
   Net Income                                           $     1,334           $    1,592
                                                        ===========           ==========
Per Share Data, Net Income, basic and diluted           $      0.34           $     0.40
Cash Dividends                                          $      0.17           $     0.17

The accompanying notes are an integral part of these statements

Part 1
Item 1.

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                                Nine Months Ended
                                                          SEPT 30               SEPT 30
                                                           2001                  2000
                                                        -----------           ----------
Interest Income:
Interest and Fee Income on Loans:
   Secured by Real Estate                               $    16,090           $   14,794
   To Finance Agriculture & Farmers                             144                  181
   Commercial & Industrial                                    2,846                2,852
   Individuals for Household & Personal                       1,999                2,312
   Obligations of State & Political Tax-Exempt                  177                   69

Interest and Dividend Income on Securities:
   U.S. Treas & U.S. Gov't Agencies                           2,223                4,022
   Collateralized Mortgage Obligations                          508                    -
   Mortgage Backed Securities                                   225                    -
   State & Political-Taxable                                    365                  288
   State & Political-Tax Exempt                               1,296                1,311
   Other Domestic Debt Securities                                27                   32
    Equity Securities                                           200                   82
Interest on Earning Deposits Due From Banks                       3                   34
Interest on Federal Funds Sold                                  373                   69
Other Interest Income                                            70                   75
                                                        -----------           ----------
   Total Interest Income                                     26,546               26,121
                                                        -----------           ----------

Interest Expense:
Interest on Deposits:
   NOW Accounts                                                 771                  919
   Money Market Accounts                                      1,451                1,576
   Other Savings Deposits                                       942                  927
   CD's of 100M or More                                       1,505                1,135
   All Other Time Deposits                                    7,393                6,557

Interest on Fed Funds Purch'd
   & Repurchase Agreements                                      503                  619
Interest on Other Borrowed Money                                 32                  539
                                                        -----------           ----------
Total Interest Expense                                       12,597               12,272
                                                        -----------           ----------
Net Interest Income                                          13,949               13,849
Provision for Loan Losses                                       526                  561
                                                        -----------           ----------
   Net Interest Income after Provision for Loan Losses       13,423               13,288
                                                        -----------           ----------

Noninterest Income:
   Trust Department Income                                    1,143                1,177
   Service Charges on Deposit Accts.                          1,212                1,117
   Other Fee Income                                           1,617                1,084
   All Other Non-Interest Income                                133                  115
                                                        -----------           ----------
   Total Noninterest Income                                   4,105                3,493
                                                        -----------           ----------

   Gains on securities                                          148                   19
                                                        -----------           ----------
Noninterest Expense:
  Salaries & Employee Benefits                                6,561                5,702
  Expense of Premises & Fixed Assets                          1,511                1,416
  Computer Services                                             829                  832
  Other Non-Interest Expense                                  2,820                2,430
                                                        -----------           ----------
   Total Non-Interest Expense                                11,721               10,380
                                                        -----------           ----------
Income Before Income Taxes                                    5,955                6,420
Provision for Income Taxes                                    1,746                1,776
                                                        -----------           ----------
Net Income                                              $     4,209           $    4,644
                                                        ===========           ==========
Per Share Data Net Income, basic and diluted            $      1.06           $     1.17
Cash Dividends                                          $      0.51           $     0.51

The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                         SEPT 30             DECEMBER 31
                                                           2001 (Unaudited)     2000
                                                        -----------          -----------
Assets
Cash & Due from Banks                                   $    21,444          $    18,146
Interest Earning Deposits Due From Banks                         95                   53
Federal Funds Sold                                            6,250                    -
Securities (fair value: 2001, $125,127;
   2000, $132,107)                                          124,691              132,345
Loans held for resale                                         7,566                2,383
Loans, net of allowance for loan losses, 2001, $4,019;
   2000, $3,894                                             341,410              329,625
Bank Premises and Equipment, net                              8,862                7,739
Deposit Intangibles                                           1,905                2,023
Other Assets                                                  6,587                7,488
                                                        -----------          -----------
     Total Assets                                       $   518,810          $   499,802
                                                        ===========          ===========

Liabilities and Stockholders' Equity
Liabilities
Deposits
  Demand                                                $    77,112          $    71,114
  NOW Accounts                                               55,259               53,900
  Money Market Checking                                      62,861               55,043
  Savings                                                    44,926               40,416
  Time Deposits                                             207,739              204,768
                                                        -----------          -----------
     Total Deposits                                         447,897              425,241


Securities Sold Under
  Agmt. to Repurchase                                        14,380               12,495
Other Borrowed Money                                              -                3,000
Federal Funds Purchased                                           -                6,000
Other Liabilities                                             2,168                2,140
                                                        -----------          -----------
     Total Liabilities                                  $   464,445          $   448,876
                                                        -----------          -----------

Stockholders' Equity
  Common Stock                                          $    19,897          $    19,905
  Surplus                                                    12,994               13,027
  Undivided Profits                                          20,061               17,882
  Accumulated Other Comprehensive Income                      1,413                  112
                                                        -----------          -----------
     Total Stockholders' Equity                         $    54,365          $    50,926
                                                        -----------          -----------
     Total Liabilities
     and Stockholders' Equity                           $   518,810          $   499,802
                                                        ===========          ===========

The accompanying notes are an integral part of these statements

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                             SEPT 30               SEPT 30
                                                              2001                  2000
                                                           -----------           ----------
Cash Flows from Operating Activities

Interest received                                          $    27,241           $   25,568
Fees and other non-interest income                               4,031                3,494
Interest paid                                                  (12,727)             (12,078)
Origination of loans available for sale                        (57,096)             (21,607)
Proceeds from sale of loans availabe for sale                   51,329               21,359
Cash paid to suppliers and employees                           (10,674)              (8,878)
Income taxes paid                                               (1,665)              (1,622)
                                                           -----------           ----------

  Net cash provided by operating activities                $       439           $    6,236
                                                           -----------           ----------

Cash Flows from Investing Activities

Proceeds from maturities and calls of securities           $    15,655           $    6,914
Proceeds from sales of securities                               56,215                2,639
Purchases of securities                                        (62,205)              (3,582)
Net increase in loans                                          (11,828)             (35,863)
Capital expenditures                                            (1,870)                (572)
Net increase in other assets                                      (404)                (233)
Proceeds from sale of other real estate                            118                  152
                                                           -----------           ----------

  Net cash used in investing activities                    $    (4,319)          $  (30,545)
                                                           -----------           ----------

Cash Flows from Financing Activities

Net increase in certificates of deposit                    $     2,971           $   12,561
Net increase in demand & savings deposits                       19,685                9,136
Net decrease in federal funds purchased                         (6,000)              (2,400)
Net decrease in Federal Home Loan Bank advances                 (3,000)             (10,000)
Net increase in securities sold
    under repurchase agreements                                  1,885                4,435
Payment to repurchase common stock                                 (41)                (532)
Dividends paid                                                  (2,030)              (2,033)
                                                           -----------           ----------

  Net cash provided by financing activities                $    13,470           $   11,167
                                                           -----------           ----------

  Net increase (decrease) in cash and cash equivalents     $     9,590           $  (13,142)

Cash and cash equivalents at beginning of year                  18,199               28,158
                                                           -----------           ----------

Cash and cash equivalents at end of year                   $    27,789           $   15,016
                                                           ===========           ==========

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (IN THOUSANDS OF DOLLARS)
                                  (Unaudited)


                                                                      Nine Months Ended
                                                                SEPT 30               SEPT 30
                                                                 2001                  2000
                                                              -----------           ----------
Reconciliation of net income to net cash provided by
  operating activities

Net income                                                    $     4,209           $    4,644

Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation                                              $       703           $      691
    Provision for loan losses                                         526                  561
    Loss on sale of assets                                             27                  176
    Origination of loans available for sale                       (57,096)             (21,607)
    Proceeds from sale of loans availabe for sale                  51,329               21,359
    Gain on sale of securities                                       (148)                 (19)
    Decrease in taxes payable                                          (8)                   -
    Decrease (increase) in interest receivable                        571                 (377)
    Increase (decrease) in interest payable                          (130)                 194
    Decrease (increase) in prepaid expenses                            (1)                 128
    Increase in accrued expenses                                      150                  433
    Premium amortization                                              365                   62
    Increase (decrease) in deferred income                             16                  (11)
    Decrease (increase) in fees receivable                            (74)                   2
                                                              -----------           ----------

Total Adjustments                                             $    (3,770)          $    1,592
                                                              -----------           ----------

Net cash provided by operating activities                     $       439           $    6,236
                                                              ===========           ==========

Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans                  101                  363
                                                              ===========           ==========

   Unrealized gain on securities available for sale                 1,970                1,207
                                                              ===========           ==========

The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                Common  Capital  Retained Comprehensive Comprehensive
                                                                Stock   Surplus  Earnings Income (Loss)     Income      Total
                                                                ------  -------  -------- ------------- -------------   ------
Balance, December 31, 1999                                      19,986   13,478   14,389     (1,733)                    46,120
  Comprehensive income:
    Net income                                                                     4,644                    4,644        4,644
       Other comprehensive income net of tax,
         Unrealized holding gains arising during the period
            (net of tax, $417)                                                                                809
         Reclassification adjustment (net of tax, $7)                                                         (13)
                                                                                                         --------
         Other comprehensive income (net of tax, $410)                                          796           796          796
                                                                                                         --------
       Total comprehensive income                                                                           5,440
                                                                                                         ========
    Cash dividends ($0.51 per share)                                              (2,033)                               (2,033)
    Stock repurchase of 16,190 shares                              (81)    (451)                                          (532)
                                                              -------- -------- --------   --------                   --------

Balance, September 30, 2000                                   $ 19,905 $ 13,027 $ 17,000   $   (937)                  $ 48,995
                                                              ======== ======== ========   ========                   ========

                                                                                           Accumulated
                                                                                              Other
                                                                Common  Capital  Retained Comprehensive Comprehensive
                                                                Stock   Surplus  Earnings     Income        Income      Total
                                                                ------  -------  -------- ------------- -------------   ------
Balance, December 31, 2000                                      19,905   13,027   17,882        112                     50,926
  Comprehensive income:
    Net income                                                                     4,209                    4,209        4,209
       Other comprehensive income net of tax:
         Unrealized holding gains arising during the period
            (net of tax, $721)                                                                              1,399
         Reclassification adjustment (net of tax, $51)                                                        (98)
                                                                                                         --------
         Other comprehensive income (net of tax, $670)                                        1,301         1,301        1,301
                                                                                                         --------
       Total comprehensive income                                                                           5,510
                                                                                                         ========
    Cash dividends ($0.51 per share)                                              (2,030)                               (2,030)
    Stock repurchase of 1,525 shares                                (8)     (33)                                           (41)
                                                              -------- -------- --------   --------                   --------
Balance, September 30, 2001                                   $ 19,897 $ 12,994 $ 20,061   $  1,413                   $ 54,365
                                                              ======== ======== ========   ========                   ========

The accompanying notes are an integral part of these statements

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

          The accompanying financial statements of Virginia Financial Corporation and its Subsidiary have not been audited by independent accountants except for the balance sheet at December 31, 2000. In the opinion of the company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2001 and 2000, the company's financial position at September 30, 2001 and December 31, 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

          Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000.


Note 2. Securities as of September 30, 2001 and December 31, 2000 are summarized below.


                                                                        (IN THOUSANDS OF DOLLARS)
                                                       September 30, 2001                       December 31, 2000
                                                                         Unrealized                              Unrealized
                                                   Book       Market     Gain (Loss)      Book        Market     Gain (Loss)
                                                   ----       ------     -----------      ----        ------     -----------
Securities Available for Sale

           U.S. Treasury Securities             $  5,954     $  6,434     $    480      $  5,947     $  6,159     $    212
           U.S. Agency Securities                 11,504       11,851          347        34,069       34,059          (10)
           Collateralized Mort. Oblig             35,233       35,584          351          --           --           --
           Mortgage Backed                        10,951       11,000           49          --           --           --
           Obligations of State and
              Political Subdivisions              42,272       43,535        1,263        30,520       30,730          210
           Other Securities                        6,193        5,844         (349)        5,826        5,585         (241)
                                                --------     --------     --------      --------     --------     --------
Total Securities Available for Sale             $112,107     $114,248     $  2,141      $ 76,362     $ 76,533     $    171
                                                ========     ========     ========      ========     ========     ========

Securities Held to Maturity

           U.S. Treasury Securities             $  2,496     $  2,597     $    101      $  4,493     $  4,515     $     22
           U.S. Agency Securities                   --           --           --          39,791       39,503         (288)
           Obligations of State and
              Political Subdivisions               7,947        8,282          335        11,528       11,556           28
           Other Securities                         --           --           --            --           --           --
                                                --------     --------     --------      --------     --------     --------
Total Securities Held to Maturity               $ 10,443     $ 10,879     $    436      $ 55,812     $ 55,574     $   (238)
                                                ========     ========     ========      ========     ========     ========

                 VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


Note 3. The consolidated loan portfolio, stated at face amount, is composed of the following:

                                                                          September 30, 2001     December 31, 2000
                                                                          ------------------     -----------------
          Real Estate Loans:
           Construction and Land Development                                   $ 34,079               $ 22,633
           Secured by Farmland                                                    2,259                  3,738
           Secured by 1-4 Family residential                                    151,258                129,510
           Other Real Estate Loans                                               78,802                 94,893
          Loans to Farmers (Except Those Secured by Real Estate)                  1,872                  2,534
          Commercial and Industrial Loans
             (Except Those Secured by Real Estate)                               45,686                 45,836
          Loans to Individuals for Personal Expenditures                         25,530                 29,916
          All Other Loans                                                         6,296                  4,783
                                                                               --------               --------
             Total Loans                                                        345,782                333,843
          Less, Unearned Income Reflected in Loans                                  353                    324
                                                                               --------               --------
             Loans, Net of Unearned Income                                     $345,429               $333,519
                                                                               ========               ========

The Bank had loans in a Nonaccrual category of $965 on December 31, 2000 and $1,192 on September 30, 2001.


Note 4.   Allowance for Loan Losses

          Analysis of the Allowance for Loan Losses

                                               For the Nine Months Ended

                                         September 30, 2001  September 30, 2000
                                         ------------------  ------------------
          Balance at Beginning of Period        3,894                3,470

          Charge-Offs                            (556)                (264)

          Recoveries                              155                   74
                                              -------              -------

          Net Charge-Offs                        (401)                (190)

          Provision for Loan Losses               526                  561
                                              -------              -------

          Balance at End of Period            $ 4,019              $ 3,841
                                              =======              =======


Note 5.   Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets,which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangible assets that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

             Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

             The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

Part 1
Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Net income for the third quarter of 2001 was $1,334,000 compared to $1,592,000 for the third quarter of 2000. This represents a decrease of $258,000 or 16.2%. Net income for the first nine months of 2001 amounted to $4,209,000, a decrease of $435,000 or 9.4% under the $4,644,000 for the comparable period in 2000. The decline in net income was a result of merger expenses of $418,000 in the third quarter and $442,000 through the first nine months of 2001. Interest income increased $425,000 or 1.6% and total average earning assets increased $20,206,000 or 4.5% comparing the nine months ended September 30, 2001 and 2000. The yield on average earning assets was 7.8% and 8.0% for the nine-month periods ending September 30, 2001 and 2000 respectively. Interest expense increased $325,000 or 2.6% and total average interest bearing liabilities increased $12,498,000 or 3.4%. The cost of funds was 4.4% and 4.5% for the first nine months ended of 2001 and 2000. The net interest spread was 3.3% and 3.5% for the same nine months ended of 2001 and 2000.

     Non-interest income increased $410,000 or 36.3% the third quarter of 2001 compared to 2000. In comparing the nine-month period ending September 30 for 2001 and 2000, non-interest income went from $3,493,000 in 2000 to $4,105,000 in 2001 for an increase of $612,000 or 17.5%. These increases were due to a decreasing interest rate environment that in turn generated an increase in business volume by the secondary mortgage department. Non-interest expenses increased $657,000 or 19.1% the third quarter of 2001 compared to 2000. Non-interest expenses increased $1,341,000 or 12.9% comparing the nine-month periods ending September 30, 2001 and 2000. Increases in salaries and employee benefits coupled with a significant amount of merger-related expenses as mentioned above led to the overall increases in non-interest expenses.

Financial Condition
-------------------

     Total assets increased $11,505,000 the third quarter of 2001 compared to an increase of $198,000 the third quarter of 2000. Total assets have increased $19,008,000 the first nine months of 2001 compared to and increase of $17,223,000 in 2000.

     During the third quarter of 2001, federal funds sold decreased $4,550,000 and deposits increased $12,985,000. Those funds contributed to an overall increase in the investment portfolio of $11,548,000 and loan growth of $8,081,000. A decrease of the investment portfolio of $7,654,000 and an increase in deposits of $22,656,000 over the first nine months of 2001 allowed for an increase in loans of $16,968,000 and federal funds sold of $6,250,000 in that time period. It also allowed for the pay-down of $6,000,000 and $3,000,000 in federal funds purchased and other borrowed money.

     During the third quarter of 2000, deposits increased $8,735,000; Cash & Due From Banks decreased $5,976,000; and securities sold under agreement to repurchase increased $1,000,000. Those sources of funds were used to fund loan growth of $7,255,000 and pay-down federal funds purchased and other borrowed money by $1,225,000 and $10,000,0000 respectively. The nine-month period ending September 30, 2000 consisted of deposit growth of $21,697,000; growth in securities sold under agreement to repurchase of $4,435,000; a reduction of the investment portfolio of $4,579,000; and a reduction in cash & due from banks of $9,996,000. Those sources of funds were used to fund loan growth of $35,188,000.

     Over the first nine months of 2001, the Bank's loan portfolio increased $11,910,000. During that same time period net charge-offs of $401,000 were incurred. The Bank considers both the composition of its portfolio's growth, as well as, net charge-offs in determining the necessary adjustments to be made to the allowance for loan losses. In factoring in both of these considerations, the Bank made provisions for loan losses of $526,000 over the nine months ending September 30, 2001.


Capital and Liquidity
---------------------

     Total Capital for the company went from $50,926,000 to $54,365,000 for an increase of $3,439,000 or 6.8% during the first nine months of 2001. This increase was due to an increase in the company's retained earnings and the overall market value of the investment portfolio that is classified available for sale. Due to regulatory guidelines, the company applies different risk factors to all of its assets and certain off balance sheet items in determining a total risk-based capital ratio. This ratio is the quantitative measure used by certain regulatory agencies as a guide to ensure that a company is meeting their necessary capital requirements. The company's ratio for the nine-month period ending September 30, 2001 of 14.87% was well over the regulators acceptable guidelines for capital position.

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

Future Operations
-----------------

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

                VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
            AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

                                                                                      (000 Omitted)
                                                                             Nine Months Ended September 30
                                                                       2001                                 2000
                                                      Average         Income/       Yield/   Average       Income/         Yield/
ASSETS                                                Balance         Expense        Rate    Balance       Expense         Rate
                                                     ---------       ---------      ------- ---------     ---------       -------
Securities:
   Taxable                                           $  80,627       $   3,566       5.90%  $  95,850     $   4,443        6.18%
   Tax-exempt (1)                                       37,428           1,964       7.00%     37,140         1,987        7.13%
                                                     ---------       ---------      ------- ---------     ---------       -------
            Total Securities                         $ 118,055       $   5,530       6.25%  $ 132,990     $   6,430        9.67%

Loans (net of earned income):
   Taxable                                             333,296          21,079       8.43%    310,975        20,138        8.63%
   Tax-Exempt (1)                                        4,339             268       8.24%      1,697           104        8.17%
                                                     ---------       ---------      ------- ---------     ---------       -------
            Total Loans                                337,635          21,347       8.43%    312,672        20,242        8.63%
Federal Home Loan Bank Stock                             1,361              70       6.86%      1,286            75        7.78%
Interest Earning Deposits Due From Banks                    73               3       4.93%        762            34        5.95%
Fed Funds Sold and Repurchase Agreements                12,254             373       4.06%      1,462            69        6.29%
                                                     ---------       ---------      ------- ---------     ---------       -------
            Total Earning Assets                       469,378          27,323       7.76%    449,172        26,850        7.97%
                                                                     ---------                            ---------
Less Allowance for Loan Losses                          (3,914)                                (3,681)
Total Nonearning Assets                                 39,630                                 34,708
                                                     ---------                              ---------
            Total Assets                             $ 505,094                              $ 480,199
                                                     =========                              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
            NOW Accounts                             $  53,301       $     771       1.93%  $  50,138     $     919        2.44%
            Money Market Savings                        57,040           1,451       3.39%     56,567         1,576        3.71%
            Regular Savings                             42,195             942       2.98%     41,564           927        2.97%
            Certificates of Deposit:
               Less than $100,000                      173,999           7,393       5.67%    164,119         6,557        5.33%
               $100,000 and More                        34,453           1,505       5.82%     28,429         1,135        5.32%
                                                     ---------       ---------      ------- ---------     ---------       -------
Total Interest Bearing Deposits                        360,988          12,062       4.46%    340,817        11,114        4.35%

Fed Funds Purchased & Repurchase Agreements             16,972             503       3.95%     14,403           619        5.73%
Other Borrowed Money                                       731              32       5.84%     10,973           539        6.55%
                                                     ---------       ---------      ------- ---------     ---------       -------
Total Interest Bearing Liabilities                     378,691          12,597       4.44%    366,193        12,272        4.47%
                                                                     ---------                            ---------

Noninterest Bearing Liabilities
            Demand Deposits                             72,623                                 64,767
            Other Liabilities                            1,971                                  2,157
                                                     ---------                              ---------
Total Liabilities                                      453,285                                433,117
Stockholders' Equity                                    51,809                                 47,082
                                                     ---------                              ---------
Total Liabilities and Stockholders' Equity           $ 505,094                              $ 480,199
                                                     =========                              =========

Net Interest Income                                                  $  14,726                            $  14,578
                                                                     =========                            =========

Interest Rate Spread                                                                 3.33%                                 3.50%
Interest Expense as a Percent of Average
   Earning Assets                                                                    3.58%                                 3.64%
Net Interest Margin                                                                  4.18%                                 4.33%


(1) Income and yields are reported on a taxable-equivalent basis assuming a federal tax rate of 34% in 2000 and 2001

                        VIRGINIA FINANCIAL CORPORATION

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of September 30, 2001 neither the corporation nor the bank was a party to any legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the Quarter ended September 30, 2001.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a) No reports on Form 8-K were filed during the Quarter ended September 30, 2001.

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

                                   Virginia Financial Corporation
                                           (Registrant)



Date   November 14, 2001                    /s/ Fred D. Bowers
    -------------------------      ---------------------------
                                   Fred D. Bowers, Secretary/Treasurer
                                    (Principal Accounting Officer and Duly
                                               Authorized Officer)