Form 10-K405/A
period 2000-12-31
VIRGINIA FINANCIAL CORP
filed 2001-11-29
CIK 1036070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                        Commission File Number 000-22283

                         VIRGINIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                      Virginia                               54-1829288
         -------------------------------               ------------------------
         State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization                  Identification Number)

  24 South Augusta Street, Staunton, Virginia                   24401
  -------------------------------------------                   -----
    (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (540) 885-1232

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered:
    -------------------          ------------------------------------------
          None                                     None

          Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $5.00 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ----

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

     The undersigned registrant hereby amends Part I, Item1 and Item 3, and Part II, Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission on March 28, 2001, as follows:

                                     PART I

Item 1.  Business

THE COMPANY

GENERAL

Virginia Financial Corporation is a one-bank holding company headquartered in Staunton, Virginia. Virginia Financial provides financial and trust services to individuals and commercial customers through its 15 banking locations. Virginia Financial offers a full range of banking services principally to individuals and small and middle-market businesses throughout Augusta and Rockbridge counties, and the southern portion of Rockingham county. At December 31, 2000, Virginia Financial had assets of $499.9 million, deposits of $425.2 million and stockholders' equity of $50.9 million.

Virginia Financial was formed in 1996 to serve as the parent holding company of its sole subsidiary bank, Planters Bank & Trust Company of Virginia, organized in 1971 as the result of the merger of the Planters Bank & Trust Company and Augusta Bank & Trust Company. The Planters Bank & Trust Company was organized in 1911.

Virginia Financial's subsidiary bank is community-oriented and offers services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services, safe deposit boxes, and home banking. Lending is focused on individuals and small and middle-market businesses in the local market of Virginia Financial's subsidiary bank. Virginia Financial's Trust operations provide a variety of personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers.

EMPLOYEES

At December 31, 2000, Virginia Financial had 224 full time and 19 part time employees. No employees are represented by any collective bargaining unit. Virginia Financial considers relations with its employees to be good.

LENDING ACTIVITIES

Virginia Financial's subsidiary bank offers both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within the bank's market region.

Virginia Financial's residential real estate loan portfolio (including home equity lines) represented approximately 39% of its total loan portfolio at December 31, 2000. The residential mortgage loans made by Virginia Financial's subsidiary bank are made predominately for single family, owner-occupied residences within their market region. Residential mortgage loans offered by Virginia Financial's subsidiary bank are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan. Collateral consists of the deed of trust on the financed property and the loan generally does not exceed 80% of the collateral value. In addition, Virginia Financial's subsidiary bank sells into the secondary market permanent residential mortgage loans that conform to each agency's underwriting guidelines. Virginia Financial does not maintain the servicing rights on these sold loans.

The next largest category in Virginia Financial's loan portfolio is non-residential real estate loans. This category includes owner-occupied commercial loans and represented 28% of the total loan portfolio at year end. These loans are made at a maximum of 80% loan-to-value and are either fixed or adjustable rate loans. These loans are generally personally guaranteed by the principals of the business.

Approximately 14% of Virginia Financial's loan portfolio at December 31, 2000, was comprised of commercial loans. Virginia Financial's subsidiary bank offers a variety of commercial loans within their market region, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although Virginia Financial's subsidiary bank typically looks to the borrower's cash flow as the principal source of repayment for such loans, assets, such as accounts receivable, inventory and equipment, secure many of the loans within this category. Virginia Financial's commercial loans generally bear a fixed rate of interest and many are made on a demand basis.

Virginia Financial's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 2000, construction loans were $22.6 million or 7% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. Virginia Financial's construction loans generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines, Virginia Financial has only experienced charge-offs involving residential construction of $21,000 since 1996.

Consumer loans were 9% of Virginia Financial's total loan portfolio at December 31, 2000. Virginia Financial's subsidiary bank offers a wide variety of consumer loans, which include installment loans, credit card loans, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the bank's respective market region.

CREDIT POLICIES AND PROCEDURES

Virginia Financial has established guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review.

Virginia Financial's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the bank's loan review committee. The loan review committee can make loans up to the bank's legal lending limit, which was approximately $7.6 million at December 31, 2000. Borrower requests exceeding the bank's legal lending limit will be made in participation with other lending institutions.

All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal.

Virginia Financial maintains its allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate and commercial. In addition, each subsidiary bank periodically reviews significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support projected loan growth.

Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

An impaired loan is charged-off when management determines that the prospect of recovery of the principal of the loan has significantly diminished.

DEPOSITS

Virginia Financial's subsidiary bank offers a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions.

Virginia Financial's subsidiary bank controls deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. Virginia Financial's subsidiary bank establishs deposit rates based on a variety of factors, including competitive conditions and liquidity needs. Virginia Financial's subsidiary bank does not accept brokered deposits.

No material portion of the deposits of Virginia Financial's subsidiary bank has been obtained from a single or a small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of Virginia Financial's subsidiary bank.


COMPETITION

The market region in which the Company operates has a highly competitive banking market involving commercial banks, thrifts and credit unions. Other competitors, including consumer finance companies, brokerage firms, insurance companies and money market mutual funds, compete with the Company for certain lending and deposit gathering services.

Competition among the various financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services, the convenience of banking facilities and, in connection with loans to larger borrowers, relative lending limits. Many of the financial organizations in competition with the Company have much greater financial resources, diversified markets, and branch networks than Virginia Financial and are able to offer similar services at varying costs with higher lending limits. With reciprocal interstate banking, the Company also faces the prospect of additional competitors entering its markets.

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

Services

         Principal services offered and rendered by the Bank include the following:

Savings Accounts                             Investment Products                Trust Department
----------------                             -------------------                ----------------
Statement Savings:                           Discount Brokerage                 Executor or Administrator of
   Personal                                  Full Service:                       Estates
   Business                                     Money Market Accounts           Testamentary Trustee
Passbook Savings:                               Stocks                          Inter Vivos Trustee
   Personal                                     Bonds                           Guardian
   Business                                     Mutual Funds                    Agent Under Agreement
Individual Retirement Accounts                  Annuities                       Escrow Agreement
Certificates of Deposit:                                                        Power of Attorney
   7-31 Days                                 Loans                              Trustee Under Employee
   91 Days                                   -----                              Benefit
   182 Days                                  Personal                           Agreements
   1 Year                                    Home Improvement
   1 1/2 Years                               Automobile or Trailer              Additional Services
   2 Years                                   Business                           -------------------
   2 1/2 Years                               Student                            Bank Transfer Wire Service
   3 Years                                   Mortgage                           Bank by Fax
   4 Years                                   Agriculture                        Bank by Mail
Christmas Clubs                              Vacation                           Drive-in Banking, all
Save-O-Matic                                 Visa and MasterCard Accounts        locations
                                             Home Equity                        Night Depositories
Checking Accounts                                                               Money Orders
-----------------                            Customer Support Department        Travelers Checks
Personal                                     ---------------------------        Safe Deposit Boxes
Negotiable Order of                          Stop Payments                      Bank Drafts
   Withdrawal                                Statements on Demand               Cashier's Checks
Money Market                                 Photocopies of Checks and          Savings Bonds
Zero Balance Checking                         Records                           Utility Bill Payments
Business                                     Assistance in Balancing            Applications for Visa and
Organizations and Clubs                       Checkbooks                         MasterCard
Estate                                       Computation of Interest            Notary Public
Student                                                                         Certified Checks
Personalized Checks                          International Banking              Federal Tax Deposits
Quarterly or Monthly                         ---------------------              Electronic Direct Deposit and
   Statements                                Letters of Credit                   Payment of Funds
Visa Check Card                              Foreign Collection                 Automatic Transfers of
Visa Business Check Card                     Bank Transfer Wire Service          Funds Between Accounts
                                             Foreign Currency Available         Retail Repurchase
                                                                                 Agreements
                                                                                Automated Teller Machines
                                                                                Overdraft Protection
                                                                                24 Hour Banking by Phone
                                                                                Bankcard Services
                                                                                Internet Banking
                                                                                Bank at Your Desk
                                                                                Press & Pay Bill Payment
                                                                                   Service







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



Item 3.  Legal Proceedings

         The Bank is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items will not have a material effect on the financial position of the Bank.



                                     PART II



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


                                                Table 1 - Selected Consolidated Financial Data

                                                             Years Ended December 31,
                                            2000          1999        1998         1997       1996
                                                  (in thousands, except ratios and per share amounts)
Income Statement Data:
       Interest Income                      $ 35,382    $ 31,373    $ 31,060    $ 29,068    $ 27,321
       Interest Expense                     $ 16,729    $ 13,970    $ 14,188    $ 13,292    $ 12,684
       Net Interest Income                  $ 18,653    $ 17,403    $ 16,872    $ 15,776    $ 14,637
       Provision for Loan Losses            $    696    $  1,100    $  1,327    $    831    $    450

       Net Interest Income After
            Provision for Loan Losses       $ 17,957    $ 16,303    $ 15,545    $ 14,945    $ 14,187
       Non-interest Income                  $  4,749    $  4,679    $  3,955    $  2,885    $  2,542
       Security Gains (Losses)              $     47    $     62           0           0    $      6
       Non-interest Expense                 $ 14,159    $ 13,239    $ 10,431    $  9,475    $  8,679

       Income Before Income Taxes           $  8,594    $  7,805    $  9,069    $  8,355    $  8,056
       Income Taxes                         $  2,391    $  2,251    $  2,821    $  2,620    $  2,514

       Net Income                           $  6,203    $  5,554    $  6,248    $  5,735    $  5,542

Per Share Data:
            Net Income Basic and Diluted*   $   1.56    $   1.39    $   1.56    $   1.43    $   1.39
            Cash Dividends***               $   0.68    $   0.65    $   0.61    $   0.56    $   0.48
            Book Value at Period End*       $  12.79    $  11.54    $  11.37    $  10.33    $   9.39

Balance Sheet Data:
            Assets                          $499,802    $473,381    $434,140    $403,999    $377,113
            Loans, Net of Unearned Income   $335,902    $294,983    $278,569    $269,581    $235,952
            Securities                      $133,640    $137,203    $130,292    $113,409    $118,800
            Deposits                        $425,241    $397,365    $370,432    $352,167    $330,375
            Stockholders' Equity            $ 50,926    $ 46,120    $ 45,464    $ 41,335    $ 37,574
            Average Shares Outstanding*        3,984       3,999       4,000       4,000       4,000

Performance Ratios:
            Return on Average Assets            1.28%       1.24%       1.50%       1.48%       1.51%
            Return on Average Equity           13.00%      11.90%      14.37%      14.48%      15.34%
            Dividend Payout*                   43.68%      46.80%      39.05%      38.71%      34.65%

Capital and Liquidity Ratios
            Leverage                            9.89%       9.70%      10.78%      10.34%       9.98%
Risk-based Capital Ratios:
            Tier 1 Capital                     14.30%      15.15%      17.02%      16.97%      17.20%
            Total Capital                      15.45%      16.30%      18.24%      18.22%      18.45%

  *Adjusted for 100 percent stock dividends, December 1997
 **Cash dividends are paid quarterly

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



                                                           Table 2 - Virginia Financial Corporation
                                                  Average Balances, Income and Expense, Yields and Rates (1)
                                                     Twelve Months Ended December 31, 2000, 1999 and 1998

                                                                    2000                                         1999
                                                              ----------------                              --------------
                                                                                 Annual                                       Annual
              Assets                             Average           Income/        Yield        Average          Income/       Yield
                                                 Balance           Expense        Rate         Balance          Expense        Rate
                                              -------------- ----------------  ---------  ----------------  --------------  --------
                                                         (In Thousands)                                (In Thousands)
Securities:
      Taxable                                     $  96,847         $  5,936      6.13%         $ 100,221         $ 6,008      5.99%
      Tax exempt (1)                                 36,556            2,677      7.32%            32,372           2,206      6.81%
                                              -------------- ----------------             ----------------  --------------
                   Total securities               $ 133,403         $  8,613      6.46%         $ 132,593         $ 8,214      6.19%

Loans (net of unearned income):
      Taxable                                     $ 314,695         $ 27,430      8.72%         $ 275,916         $23,470      8.51%
      Tax exempt (1)                                  2,368              194      8.19%                68               4      5.88%
                                              -------------- ----------------             ----------------  --------------
                   Total loans                    $ 317,063         $ 27,624      8.71%         $ 275,984         $23,474      8.51%

Interest Earning Bank Deposits                          593               36      6.07%             4,339             239      5.51%
Federal funds sold and repurchase agreements          1,340               85      6.34%             4,464             216      4.84%
                                              -------------- ----------------             ----------------  --------------
                   Total earning assets           $ 452,399         $ 36,358      8.04%         $ 417,380         $32,143      7.70%

Less:  allowance for loan losses                     (3,731)                                       (3,291)

Total nonearning assets                              34,943                                        33,545
                                              --------------                              ----------------
                   Total assets                   $ 483,611                                     $ 447,634
                                              ==============                              ================

Liabilities and Stockholders' Equity
Interest-bearing deposits:
      Checking                                    $ 107,448            3,371      3.14%         $ 104,777           3,159      3.01%
      Regular savings                                41,335            1,233      2.98%            39,196           1,162      2.96%
      Certificates of deposit:
              Less than $100,000                    165,352            9,037      5.47%           152,079           7,670      5.04%
              $100,000 and more                      29,875            1,639      5.49%            26,155           1,313      5.02%
                                              -------------- ----------------             ----------------  --------------
      Total interest-bearing deposits             $ 344,010           15,280      4.44%         $ 322,207          13,304      4.13%
      Short-term borrowings                          23,688            1,449      6.12%            13,817             666      4.82%
                                              -------------- ----------------             ----------------  --------------
                   Total interest-
                     bearing liabilities          $ 367,698           16,729      4.55%         $ 336,024          13,970      4.16%

Noninterest-bearing liabilities:
      Demand deposits                                65,884                                        62,539
      Other liabilities                               2,308                                         2,390
                                              --------------                              ----------------
                   Total liabilities              $ 435,890                                     $ 400,953
Stockholders' equity                                 47,721                                        46,681
                                              --------------                              ----------------
                   Total liabilities and
                    stockholders' equity          $ 483,611                                     $ 447,634
                                              ==============                              ================

Net interest income                                                 $ 19,629                                      $18,173
Interest rate spread                                                              3.49%                                        3.54%
Interest expense as a percent of average
  earning assets                                                                  3.70%                                        3.35%
Net interest margin                                                               4.34%                                        4.35%

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

                                                                      Table 3 - Volume and Rate Analysis

                                                                           Years Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                         2000 compared to 1999                  1999 compared to 1998
                                                            Change Due To:                          Change Due To:
                                                                            Increase                                Increase
                                                    Volume       Rate       (Decrease)    Volume        Rate       (Decrease)
                                                  -----------  ----------   ----------   ----------  -----------   -----------
                                                            (In Thousands)                          (In Thousands)
INTEREST INCOME:

Loans: taxable                                         3,380         580        3,960          585       (1,128)         (543)
Loans: tax-exempt                                        188           2          190          (11)          (1)          (12)
Securities: taxable                                     (207)        135          (72)         212          (35)          177
Securities: tax-exempt                                   306         165          471          849            6           855
Interest Earning Bank Deposits                          (227)         24         (203)         239                        239
Federal Funds Sold                                      (198)         67         (131)         (64)         (34)          (98)
                                                  -----------  ----------   ----------   ----------  -----------   -----------

       Total Interest Income                           3,243         972        4,215        1,810       (1,192)          618
                                                  -----------  ----------   ----------   ----------  -----------   -----------

INTEREST EXPENSE

Interest checking accounts                                84         128          212          112         (338)         (226)
Savings accounts                                          64           7           71          114           (4)          110
Certificates of Deposit $100,000 and over                725         642        1,367          152         (141)           11
Certificates of Deposit under $100,000                   204         122          326          298         (658)         (360)
Short-term borrowings                                    604         179          783          281          (34)          247
                                                  -----------  ----------   ----------   ----------  -----------   -----------

       Total Interest Expense                          1,681       1,078        2,759          957       (1,175)         (218)

Net Interest Income                                    1,562        (106)       1,456          853          (17)          836
                                                  ===========  ==========   ==========   ==========  ===========   ===========





                                                                       Table 4 - Loan Portfolio
                                                                         Loans at December 31
                                                                            (In Thousands)
                                               2000             1999            1998             1997             1996
                                           --------------  ---------------  --------------   --------------  ---------------
Real Estate Loans:
      Construction                              $ 22,633          $ 8,674        $ 20,065         $ 20,183         $ 14,205
      Secured by Farm Land                         3,738            3,915           1,284            1,316              933
      Secured by 1-4 Family
           Residential                           131,893          123,428         113,477          128,130          106,693
      Other Real Estate Loans                     94,893           82,281          59,752           39,037           38,965
Loans to Farmers                                   2,534            2,883           2,598            2,725            2,879
Commercial and Industrial                         45,836           33,874          37,693           34,434           34,313
Loans to Individuals for
      Household, Family and
      other Consumer Expenses                     29,916           39,974          43,676           43,364           37,542
All Other Loans                                    4,783              277             368              799              774
                                           --------------  ---------------  --------------   --------------  ---------------

           Total Loans                         $ 336,226        $ 295,306       $ 278,913        $ 269,988        $ 236,304

           Less Unearned Income                      324              323             344              406              352
                                           --------------  ---------------  --------------   --------------  ---------------

                Net Loans                      $ 335,902        $ 294,983       $ 278,569        $ 269,582        $ 235,952
                                           ==============  ===============  ==============   ==============  ===============

                                                       Table 5 - Maturity Schedule of Selected Loans
                                                                      (In Thousands)
                                                                     December 31, 2000
                                                                Over One
                                             One Year            Through              Over
                                             or Less            Five Yrs            Five Yrs            Total
                                         -----------------  ------------------  -----------------  -----------------
Loans secured by real estate                      114,432             125,732             12,993            253,157
Agricultural production loans                       2,081                 453                  0              2,534
Commercial and industrial loans                    36,597               8,746                493             45,836
Consumer loans                                      9,904              19,552                460             29,916
All other loans                                       433                 104              4,246              4,783
                                         -----------------  ------------------  -----------------  -----------------

                                                $ 163,447           $ 154,587           $ 18,192          $ 336,226
                                         =================  ==================  =================  =================

For maturities over one year:
      Fixed Rates                                                                                            83,286
      Variable Rates                                                                                         89,493
                                                                                                   -----------------

                                                                                                          $ 172,779
                                                                                                   =================


Allowance for Loan Losses:



              The allowance for loan losses is an estimate of an amount, by management, to provide for losses inherent in the loan portfolio. Various factors, including charge-off experience, change in the mix and volume of loans, the level of under-performing loans, the ratio of outstanding loan balances to total loans and the perceived economic conditions in the primary trade area are taken into consideration in determining the amount of the provision for loan losses and the total amount of the loan loss reserve.

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



Allowance for Loan Losses Methodology

         The Bank conducts an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. In addition, to loans identified by lenders, all commercial loans also meet the Bank's criteria for individual impairment testing. Impairment testing includes consideration of the current collateral value of the loan, as well as, any known internal or external factors that may affect collectibility. When a loan has been identified as impaired, then a specific reserve may be established based on the Bank's calculation of the loss embedded in the individual loan. In addition to impairment testing, the Bank has a seven point grading system for each loan in the portfolio. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful). Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan type due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the degree of classification. Allowance factors used for unclassified loans are based on management's analysis of charge-off history and management's judgment based on the overall analysis of the lending environment including the general economic conditions. The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.


                                                          Table 6 - Allowance for Loan Losses
                                                                    (In Thousands)

                                                    2000         1999        1998        1997        1996
                                                    ----         ----        ----        ----        ----
Balance, Beginning of Period                       3,470        3,212       3,753       3,039       2,786
      Loans Charged Off
      Real Estate:
           Construction                                -           21           -           -           -
           Secured by Farm Land                        -            -           -           -           -
           Secured by 1-4 Family
                Residential                           64          208         639          19          42
           Secured by Nonfarm
                Nonresidential properties              -          136          67           -           -

      Loans to Farmers                                 -            -           -           -           -
      Commercial and Industrial                       22          165         687           -          14
      Consumer Loans                                 280          394         550         139         212
      All Other Loans                                  -            -           -           -           -
                                             -------------------------------------------------------------

                Total Loans Charged Off              366          924       1,943         158         268
                                             -------------------------------------------------------------

Recoveries
      Real Estate:
           Construction                                -            -           -           -           -
           Secured Farm Land                           -            -           -           -           -
           Secured by 1-4 Family
                 Residential                          20            5           2           1           -
           Secured by Nonfarm
                 Nonresidential properties             -            -           -           -           -

      Loans to Farmers                                 -            -           -           -          14
      Commercial and Industrial                       25           25           8           7          34
      Consumer Loans                                  49           52          65          33          23
      All Other Loans                                  -            -           -           -           -
                                             -------------------------------------------------------------

                Total Recoveries                      94           82          75          41          71
                                             -------------------------------------------------------------
           Net Charge-Offs                           272          842       1,868         117         197
           Provision for Loan Losses                 696        1,100       1,327         831         450
                                             -------------------------------------------------------------

      Balance, End of Period                       3,894        3,470       3,212       3,753       3,039
                                             =============================================================

      Ratio of net charge-offs
      during the period to average loans
      outstanding during the period                0.08%        0.29%       0.69%       0.05%       0.09%




                                 Table 7 - Allocation of Allowance for Loan Losses
                                                                 (In Thousands)

                                           2000                        1999                       1998
                                           ----                        ----                       ----
                                              Percent of                  Percent of                 Percent of
                                             Loans in Each               Loans in Each              Loans in Each
                                              Category to                Category to                Category to
                                 Allowance    Total Loans    Allowance   Total Loans    Allowance   Total Loans
                                ------------ -------------- -----------  ------------- ------------ -------------
Real Estate:
       Construction                 $   113          6.73%     $    43          2.93%      $   150         7.19%
       Secured by Farm Land              19          1.11%          20          1.33%           72         0.46%
       Secured by 1-4 Family
            Residential                 665         39.23%         622         41.80%          957        40.69%
       Other Real Estate                389         28.22%         380         27.86%          638        21.42%
Loans to Farmers                         96          0.75%          87          0.98%           26         0.93%
Commercial and Industrial             1,007         13.63%         785         11.47%          391        13.51%
Consumer Loans                        1,258          8.91%       1,185         13.54%          330        15.66%
All Other Loans                           -          1.42%           8          0.09%           12         0.14%
Unallocated                             347             -          340             -           396            -
Off balance sheet items                   -             -            -             -           240            -
                                ------------ -------------- -----------  ------------- ------------ -------------
                                    $ 3,894        100.00%     $ 3,470        100.00%      $ 3,212       100.00%
                                ============ ============== ===========  ============= ============ =============



                                          1997                        1996
                                          ----                        ----
                                              Percent of                 Percent of
                                             Loans in Each              Loans in Each
                                             Category to                 Category to
                                 Allowance    Total Loans    Allowance   Total Loans
                                ------------ -------------- -----------  -------------
Real Estate:
       Construction             $   150          7.47%     $   100          6.01%
       Secured by Farm Land         170          0.49%          75          0.39%
       Secured by 1-4 Family
            Residential             770         47.46%         650         45.15%
       Other Real Estate            620         14.46%         550         16.49%
Loans to Farmers                    270          1.01%         275          1.22%
Commercial and Industrial           595         12.75%         450         14.52%
Consumer Loans                      610         16.06%         500         15.89%
All Other Loans                      25          0.30%          25          0.33%
Unallocated                         543             -          414             -
                              ---------- -------------- -----------  -------------

                                $ 3,753        100.00%     $ 3,039        100.00%
                              ========== ============== ===========  =============





                                                                Table 8 - Nonperforming Assets and Loans
                                                                         Contractually Past Due


                                                                        Years Ended December 31,
                                                     2000          1999           1998          1997           1996
                                                 -------------  ------------   ------------  ------------   ------------
                                                                             (In Thousands)
Non-accrual Loans                                     $   965       $ 1,064        $ 1,973       $ 1,193          $ 194
Other Real Estate                                     $   227       $   328        $   279       $   258          $   -
                                                 -------------  ------------   ------------  ------------   ------------
      Total Nonperforming Assets                      $ 1,192       $ 1,392        $ 2,252       $ 1,451          $ 194
                                                 =============  ============   ============  ============   ============

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


                                                                        Table 9 - Investment Securities
                                                                    Maturity Distribution and Average Yield

                                                                               December 31, 2000
                                                                                (In Thousands)

                                                                                              Weighted
                                                                                              Average            Weighted
                                                         Book             Market              Maturity           Average
                                                         Value             Value             In Yrs Mos          TE Yield
                                                    ----------------  ----------------  ---------------------  -------------
U.S. Treasury Securities
      Within One Year                                  $  1,999          $  1,997          0         7.0          5.55%
      After One But Within Five Years                     5,981             6,118          3         3.6          5.87%
      After Five But Within Ten Years                     2,460             2,559          5         1.5          6.02%
      After Ten Years                                         0                 0          0         0.0          0.00%
                                                   -------------  ----------------

              Total U.S. Treasury Securities           $ 10,440          $ 10,674          3         2.5          5.84%
                                                   -------------  ----------------

Federal Agencies:
      Within One Year                                  $  3,505          $  3,501          0         7.2          5.90%
      After One But Within Five Years                    69,341            69,063          2        10.9          6.13%
      After Five But Within Ten Years                     1,014               998          5        10.8          5.47%
      After Ten Years                                         0                 0          0         0.0          0.00%
                                                   -------------  ----------------

              Total Federal Agencies                   $ 73,860          $ 73,562          2        10.1          6.11%
                                                   -------------  ----------------

Obligations of State and Political
Subdivisions:
      Within One Year                                  $  2,443          $  2,447          0         7.2          6.59%
      After One But Within Five Years                     6,977             6,984          2         9.1          6.14%
      After Five But Within Ten Years                    22,755            22,751          8         7.0          6.78%
      After Ten Years                                     9,874            10,104         11         0.4          7.38%
                                                   -------------  ----------------

              Total State and Political
              Subdivisions                             $ 42,049          $ 42,286          7         9.0          6.88%
                                                   -------------  ----------------

Other Securities:
      Within One Year                                  $    500          $    497          0        10.0          5.47%
      After One But Within Five Years                       250               248          3         4.7          6.10%
      After Five But Within Ten Years                         0                 0          0         0.0          0.00%
      After Ten Years                                         0                 0          0         0.0          0.00%
                                                   -------------  ----------------

              Total Other Securities                   $    750          $    745          1         8.3          5.68%
                                                   -------------  ----------------

Equity Securities:                                     $  6,372          $  6,135

              Total Securities                         $133,471          $133,402          4         5.9          6.32%
                                                   =============  ================


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



Market Risk Management

       The Annual Report, Pages 10 and 11, "Market Risk Management" is hereby incorporated by reference.


                                                      Table 11 - Average Deposits and Rates Paid
                                                                       (In Thousands)

                                                             December 31,
                                          2000                          1999                         1998
                                         Amount          Rate          Amount           Rate        Amount         Rate
                                         ------          ----          ------           ----        ------         ----
Noninterest Bearing Deposits               $  65,884       -             $  62,539       -           $  55,967       -
                                     ----------------              ----------------              --------------

Interest Bearing Deposits
      Interest Checking                      107,448        3.14%          104,777         3.01%       101,067        3.35%
      Regular Savings                         41,335        2.98%           39,196         2.96%        35,359        2.98%
      Time Deposits
           Less than $100,000                165,352        5.47%          152,079         5.04%       146,169        5.49%
           $100,000 and more                  29,875        5.49%           26,155         5.02%        23,137        5.63%
                                     ----------------              ----------------              --------------

Total Interest- Bearing Deposits           $ 344,010        4.44%        $ 322,207         4.13%     $ 305,732        4.50%
                                     ----------------              ----------------              --------------

           Total                           $ 409,894                     $ 384,746                   $ 361,699
                                     ================              ================              ==============


                                       Table 12 - Remaining Maturities of CD's and
                                          Other Time Deposits of $100,000 or More

                                               December 31, 2000
                                               -----------------
                                                 (In Thousands)
Three Months or Less                                  $  5,359
Over Three Through Six Months                            1,929
Over Six Through Twelve Months                          22,246
Over Twelve Months                                       4,223
                                                  -------------

Total                                                 $ 33,757
                                                  =============


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

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Financial Corporation                                Virginia Financial Corporation
Staunton, Virginia                                            Staunton, Virginia



by       /s/ Harry V. Boney Jr.                               by         /s/ Fred D. Bowers
    -----------------------------------------------              -----------------------------------------------
         Harry V. Boney Jr., Chairman of the Board                       Fred D. Bowers, Secretary/Treasurer




 Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November, 29, 2001.


         Name                                        Title                                    Date
         ----                                        -----                                    ----

/s/ Lee S. Baker                             Director                                        11/29/01
--------------------------------
Lee S. Baker


/s/ Benham M. Black                         Director                                         11/29/01
--------------------------------
Benham M. Black


/s/ Harry V. Boney Jr.                      Chairman of the Board                            11/29/01
--------------------------------              Director
Harry V. Boney Jr.


 /s/ Jan S. Hoover                          Director                                         11/29/01
--------------------------------
Jan S. Hoover


/s/ Martin F. Lightsey                      Director                                         11/29/01
--------------------------------
Martin F. Lightsey


/s/ James S. Quarforth                      Director                                         11/29/01
--------------------------------
James S. Quarforth

