Form 10-K405
period 2001-12-31
VIRGINIA FINANCIAL GROUP INC
filed 2002-04-01
CIK 1036070

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        Commission File Number     000-22283

                         VIRGINIA FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Virginia                                   54-1829288
 ---------------------------------              -------------------------
   State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization                   Identification Number)

 102 S. Main Street, Culpeper, Virginia                   22701
 --------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (540) 829-1603

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered:
-------------------                   -----------------------------------------
      None                                            None

          Securities registered pursuant to section 12 (g) of the Act:

                     Common Stock, $5.00 par value per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2002, there were 7,286,515 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Group, Inc. held by nonaffiliates was approximately $155,943,216.

DOCUMENTS INCORPORATED BY REFERENCE
Notice of Annual Meeting and Proxy Statement dated March 22, 2002 - Part III

================================================================================

                                     PART I

Item 1. Business
        --------

THE COMPANY

GENERAL

On January 18, 2002, Virginia Financial Corporation (Virginia Financial) completed its merger of equals with Virginia Commonwealth Financial Corporation, creating Virginia Financial Group, Inc., currently the third largest independent bank holding company in the Commonwealth of Virginia with total assets of approximately $1.04 billion. The combined company also represents the fourth largest independent trust company based on assets managed of approximately $448.8 million. Affiliates of the Company include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg, Caroline Savings Bank - in Bowling Green, and Virginia Commonwealth Trust Company - in Culpeper. The organization has a network of twenty-nine branches serving a contiguous market throughout the Shenandoah Valley and central and northern central Virginia including Virginia Commonwealth Trust Company, with offices in Culpeper, Fredericksburg and Harrisonburg.

Virginia Financial Corporation was a one-bank holding company headquartered in Staunton, Virginia. Virginia Financial provided financial and trust services to individuals and commercial customers through its 15 banking locations. Virginia Financial offered a full range of banking services principally to individuals and small and middle-market businesses throughout Augusta and Rockbridge counties, and the southern portion of Rockingham County. At December 31, 2001, Virginia Financial had assets of $535.53 million, deposits of $463.65 million and stockholders' equity of $53.44 million.

Virginia Financial was formed in 1996 to serve as the parent holding company of its sole subsidiary bank, Planters Bank & Trust Company of Virginia, organized in 1971 as the result of the merger of the Planters Bank & Trust Company and Augusta Bank & Trust Company. The Planters Bank & Trust Company was organized in 1911.

The Company had no material operations other than the ownership of the Bank in 2001 therefore, the financial statements and discussions related thereto included in this annual report relate to operations of Planters Bank & Trust Company of Virginia and its subsidiary. Planters Bank & Trust Company of Virginia is the sole bank subsidiary of the Company. The Bank, in January 1996, formed Planters Insurance Agency, Inc., a wholly owned subsidiary of the Bank licensed to sell title insurance.

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

EMPLOYEES

At December 31, 2001, Virginia Financial had 238 full time equivalent employees. No employees are represented by any collective bargaining unit. Virginia Financial considers relations with its employees to be good.

LENDING ACTIVITIES

Virginia Financial's subsidiary bank offers both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within the bank's market region.

Virginia Financial's residential real estate loan portfolio (including home equity lines) represented approximately 43% of its total loan portfolio at December 31, 2001. The residential mortgage loans made by Virginia Financial's subsidiary bank are made predominately for single family, owner-occupied residences within their market region. Residential mortgage loans offered by Virginia Financial's subsidiary bank are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan. Collateral consists of the deed of trust on the financed property and the loan generally does not exceed 80% of the collateral value. In addition, Virginia Financial's subsidiary bank sells into the secondary market permanent residential mortgage loans that conform to each agency's underwriting guidelines. Virginia Financial does not maintain the servicing rights on these sold loans.

The next largest category in Virginia Financial's loan portfolio is non-residential real estate loans. This category includes owner-occupied commercial loans and represented 24% of the total loan portfolio at year end. These loans are made at a maximum of 80% loan-to-value and are either fixed or adjustable rate loans. These loans are generally personally guaranteed by the principals of the business.

Approximately 14% of Virginia Financial's loan portfolio at December 31, 2001, was comprised of commercial loans. Virginia Financial's subsidiary bank offers a variety of commercial loans within their market region, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although Virginia Financial's subsidiary bank typically looks to the borrower's cash flow as the principal source of repayment for such loans, assets, such as accounts receivable, inventory and equipment, secure many of the loans within this category. Virginia Financial's commercial loans generally bear a fixed rate of interest and many are made on a demand basis.

Virginia Financial's real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 2001, construction loans were $33.4 million or 9.9% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. Virginia Financial's construction loans generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project. As a result of strict underwriting guidelines,

Consumer loans were 6.9% of Virginia Financial's total loan portfolio at December 31, 2001. Virginia Financial's subsidiary bank offers a wide variety of consumer loans, which include installment loans, credit card loans, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the bank's respective market region.

CREDIT POLICIES AND PROCEDURES

Virginia Financial has established guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review.

Virginia Financial's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer's lending authority, the loan request must be approved by an officer with a higher lending limit or by the bank's loan review committee. The loan review committee can make loans up to the bank's legal lending limit, which was approximately $8 million at December 31, 2001. Borrower requests exceeding the bank's legal lending limit will be made in participation with other lending institutions.

All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal.

Virginia Financial maintains its allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate and commercial. In addition, the subsidiary bank periodically reviews significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support projected loan growth.

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

Virginia Financial's subsidiary bank controls deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. Virginia Financial's subsidiary bank establishes deposit rates based on a variety of factors, including competitive conditions and liquidity needs. Virginia Financial's subsidiary bank does not accept brokered deposits.

No material portion of the deposits of Virginia Financial's subsidiary bank has been obtained from a single or a small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of Virginia Financial's subsidiary bank.

COMPETITION

Bank of America, First Virginia Bank-Blue Ridge, Wachovia Bank, N.A., Community Bank, First Union National Bank of Virginia, Suntrust Bank, Shenandoah National Bank, F&M Bank-Massanutten, One Valley Bank, Second Bank & Trust, Black Diamond Savings Bank, Rockingham Heritage Bank, Branch Banking & Trust Company, First Bank & Trust, Guaranty Bank and First and Citizens Bank maintain offices within the trade area of the Bank. These banks offer full banking services.

Other institutions compete effectively and aggressively for various types of business within the Bank's trade area. The several credit unions in the Bank's trade area aggressively offer commercial bank products. Automobile sales finance companies compete for automobile financing and dealership floor plans. Sales finance companies finance small appliances and furniture and personal loan companies compete effectively. Direct lending by governmental agencies is done primarily through Staunton Farm Credit, A.C.A. that maintains an office outside the Staunton city limits. Farmers Home Administration operates within the Bank's trade area also. Deposits and loans from medium-sized and larger business organizations are successfully solicited by financial institutions located outside the Bank's service area. There is also competition from the numerous insurance companies represented in the area. In offering trust services there is competition with attorneys as well as other banks.

No material part of the business of the Bank is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the Bank. Management is not aware of any indications that the business of the Bank or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Virginia Financial is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and State Corporation Commission ("SCC"). As a bank holding company, Virginia Financial is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board and SCC also may conduct examinations of Virginia Financial.

The Gramm-Leach-Bliley Act of 1999 (the "Act") was enacted on November 12, 1999. The Act draws new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

The Act creates a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.

A bank holding company must satisfy special criteria to qualify for the expanded powers authorized by the Act, including the maintenance of a well-capitalized and well-managed status for all affiliate banks and a satisfactory community reinvestment rating.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the institution's category. See Note 13 to the consolidated financial statements of the 2001 Audited Financial Statements herein for further discussion.

Item 2. Properties
        ----------

The Company owns its headquarters consisting of approximately 30,000 square feet located in Staunton, Virginia. The Company's subsidiary bank owns thirteen branch locations and leases two other locations in Virginia. Additional information regarding lease commitments can be found in the Note 15 to the consolidated financial statements of the 2001 Audited Financial Statements herein for further discussion.

All of the Company's properties are in good operating condition and are adequate for the Company's present needs.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters have been submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

Shares of Company Common Stock traded on the OTC Bulletin Board during the reporting period, and thus were not traded on a national or regional exchange. Trading was generally as a result of private negotiation. On January 22, 2002, the Company's stock began trading on the Nasdaq National Market, and currently trades under the trading symbol VFGI.

Item 6. Selected Financial Data
        -----------------------

                                                            Years Ended December 31,
                                              2001        2000        1999        1998         1997
                                                (in thousands, except ratios and per share amounts)
Income Statement Data:
       Interest Income                      $ 34,688    $ 35,382    $ 31,372    $ 31,060    $ 29,068
       Interest Expense                     $ 16,255    $ 16,729    $ 13,969    $ 14,188    $ 13,292
       Net Interest Income                  $ 18,433    $ 18,653    $ 17,403    $ 16,872    $ 15,776
       Provision for Loan Losses            $    562    $    696    $  1,100    $  1,327    $    831

       Net Interest Income After
            Provision for Loan Losses       $ 17,871    $ 17,957    $ 16,303    $ 15,545    $ 14,945
       Non-interest Income                  $  5,541    $  4,749    $  4,679    $  3,955    $  2,885
       Security Gains (Losses)              $    148    $     47    $     62           0           0
       Non-interest Expense                 $ 16,490    $ 14,159    $ 13,239    $ 10,431    $  9,475

       Income Before Income Taxes           $  7,070    $  8,594    $  7,805    $  9,069    $  8,355
       Income Taxes                         $  2,167    $  2,391    $  2,251    $  2,821    $  2,620

       Net Income                           $  4,903    $  6,203    $  5,554    $  6,248    $  5,735

Per Share Data:
            Net Income Basic and Diluted*   $   1.23    $   1.56    $   1.39    $   1.56    $   1.43
            Cash Dividends                  $   0.68    $   0.68    $   0.65    $   0.61    $   0.56
            Book Value at Period End        $  13.43    $  12.79    $  11.54    $  11.37    $  10.33

Balance Sheet Data:
            Assets                          $535,531    $499,802    $473,381    $434,140    $403,999
            Loans, Net of Unearned Income   $338,207    $333,519    $294,983    $278,569    $269,581
            Securities                      $133,627    $132,345    $137,203    $130,292    $113,409
            Deposits                        $463,653    $425,241    $397,365    $370,432    $352,167
            Stockholders' Equity            $ 53,442    $ 50,926    $ 46,120    $ 45,464    $ 41,335
            Average Shares Outstanding         3,980       3,984       3,999       4,000       4,000

Performance Ratios:
            Return on Average Assets            0.96%       1.28%       1.24%       1.50%       1.48%
            Return on Average Equity            9.41%      13.00%      11.90%      14.37%      14.48%
            Dividend Payout                    55.20%      43.68%      46.80%      39.05%      38.71%

Capital Ratios
            Leverage                            9.70%       9.89%       9.70%      10.78%      10.34%
            Tier 1 Capital                     13.20%      14.40%      15.15%      17.02%      16.97%
            Total Capital                      14.30%      15.45%      16.30%      18.24%      18.22%

*    Adjusted for 100 percent stock dividend, December 1997

Item 7. Management's Discussion and Analysis Of Financial Condition And Results
        -----------------------------------------------------------------------
        Of Operations
        -------------

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and notes thereon presented elsewhere in this report.

In addition to historical information, statements contained in this report that are not historical facts may construed as forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. The risks and uncertainties that may affect the Company include, but are not limited to: the growth in the economy, interest rate movements, timely development by the Company of technology enhancements for its products and operating systems, the impact of competitive products and the internet, services and pricing, customer needs and banking legislation. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof.

EARNINGS PERFORMANCE

Net income for 2001 was $4.90 million compared to $6.20 million for 2000, a decrease of $1.30 million or 20.96%. Excluding nonrecurring after tax merger and integration expenses of $1.04 million in connection with the merger of equals with Virginia Commonwealth Financial Corporation, 2001 earnings were $5.94 million, a decrease of $262 thousand or 4.22% compared to 2000. On a per share basis, net income per share amounted to $1.23 per share for 2001, compared to $1.56 per share in 2000. Recurring earnings per share in 2001 amounted to $1.51 per share.

The decrease in recurring net income in 2001 compared to 2000 is principally due to a decrease in net interest income associated with the Federal Reserve's aggressive reduction of short-term rates during 2001, which resulted in a decrease in the Company's net interest margin for 2001.

NET INTEREST INCOME AND NET INTEREST MARGIN

Virginia Financial experienced a decrease in net interest income during 2001, with net interest income on a tax equivalent basis amounting to $19.49 million for 2001, compared to $19.63 million for 2000 and $18.17 million in 1999. The decrease in 2001 of $134 thousand or .68% is primarily a function of the decrease in net interest margin, which represents the taxable equivalent net yield on average earning assets, experienced in 2001. Virginia Financial has approximately 69.5% of its loan portfolio indexed to the prime rate, which dropped 425 basis points during 2001. Therefore, the average loan yield decreased 51 basis points during 2001 to 8.20% compared to 8.71% in 2000, and total earning assets yielded 7.55% as compared to 8.00% in 2000. These decreases were greater than the decrease in average cost of funds noted in the table below, resulting in the aforementioned decrease in net interest margin to 4.11% in 2001, compared to 4.32% in 2000 and 4.35% in 1999. Increases in average earning assets, generated by balance sheet growth, offset much of the decreases in the net interest margin experienced in both 2000 and 1999. The decrease in 2000 as compared to 1999 can be attributed to rising costs of funds associated with attracting deposits in what was a rising interest rate environment for most of this period.

Average earning assets increased $19.12 million to $473.73 million at December 31, 2001, an increase of 4.21% over $454.61 million in 2000. Average earning assets in 2000 increased 8.92% from $417.38 million in 1999. The increase in average earning assets can be attributed to loan and securities growth funded with retail deposit growth and short term borrowings

The following table illustrates the average balance sheets of Virginia Financial for each of the three years ended December 31, 2001. In addition, the amounts and rates of tax equivalent interest earned on earning assets, with cost of interest-bearing liabilities, are illustrated. The tax equivalent adjustment, utilizing a federal statutory rate of 34%, amounted to $1.06 million, $976 thousand and $770 thousand in 2001, 2000 and 1999, respectively.

                                                            Average Balances, Income and Expense, Yields and Rates
                                                             Twelve Months Ended December 31, 2001, 2000 and 1999
                                                                      2001                           2000
                                                           ------------------------------   ---------------------------
                                                                                   Annual                        Annual
                          Assets                           Average       Income/   Yield    Average    Income/   Yield
                                                           Balance       Expense    Rate     Balance    Expense    Rate
                                                        --------------   -------   ------   --------   -------   ------
                                                        (In Thousands)                                  (In Thousands)
Securities:
   Taxable                                                $ 82,542       $ 4,776    5.79%   $ 97,972   $ 5,936    6.06%
   Tax exempt (1)                                           38,253         2,683    7.01%     37,642     2,677    7.11%
                                                          --------       -------            --------   -------
         Total securities                                 $120,795       $ 7,459    6.17%   $135,614   $ 8,613    6.35%
Loans (net of unearned income):
   Taxable                                                $335,098       $27,464    8.20%   $314,696   $27,430    8.72%
   Tax exempt (1)                                            4,483           366    8.16%      2,368       194    8.19%
                                                          --------       -------            --------   -------
         Total loans                                      $339,581       $27,830    8.20%   $317,064   $27,624    8.71%
Interest earning bank deposits                                  83             3    3.61%        593        36    6.07%
Federal funds sold and repurchase agreements                13,273           456    3.44%      1,340        85    6.34%
                                                          --------       -------            --------   -------
         Total earning assets                             $473,732       $35,748    7.55%   $454,611   $36,358    8.00%
Less:  allowance for loan losses                            (3,942)                           (3,731)
Total nonearning assets                                     40,787                            34,186
                                                          --------                          --------
         Total assets                                     $510,577                          $485,066
                                                          ========                          ========
Liabilities and Stockholders' Equity
Interest-bearing deposits:
      Checking                                            $ 54,228           981    1.81%   $ 50,581     1,240    2.45%
      Money market savings                                $ 59,447         1,899    3.19%   $ 56,867     2,131    3.75%
      Regular savings                                       43,390         1,294    2.98%     41,335     1,233    2.98%
      Certificates of deposit:
         Less than $100,000                                174,115         9,539    5.48%    165,352     9,037    5.47%
         $100,000 and more                                  33,908         1,903    5.61%     29,875     1,639    5.49%
                                                          --------       -------            --------   -------
      Total interest-bearing deposits                     $365,088        15,616    4.28%   $344,010    15,280    4.44%
      Federal funds & repurchase agreements               $ 16,744           606    3.62%   $ 14,464       842    5.82%
      FHLB of Atlanta Borrowings                               548            32    5.84%      9,224       607    6.58%
                                                          --------       -------            --------   -------
         Total interest-bearing liabilities               $382,380        16,254    4.25%   $367,698    16,729    4.55%

Noninterest-bearing liabilities:
      Demand deposits                                       74,134                            65,884
      Other liabilities                                      1,941                             2,308
                                                          --------                          --------
         Total liabilities                                $458,455                          $435,890
Stockholders' equity                                        52,122                            49,176
                                                          --------                          --------
         Total liabilities and stockholders' equit        $510,577                          $485,066
                                                          ========                          ========
Net interest income                                                      $19,494                       $19,629
Interest rate spread                                                                3.30%                         3.45%
Interest expense as a percent of average earning assets                             3.43%                         3.68%
Net interest margin                                                                 4.11%                         4.32%

(1)  Income and yields are reported on a taxable-equivalent basis.

                                                                            1999
                                                          ------------------------------------------
                                                                                              Annual
                          Assets                             Average          Income/         Yield
                                                             Balance          Expense          Rate
                                                             --------         -------         -----
                                                          (In Thousands)
Securities:
   Taxable                                                   $100,221         $ 6,008         5.99%
   Tax exempt (1)                                              32,372           2,206         6.81%
                                                             --------         -------
         Total securities                                    $132,593         $ 8,214         6.19%
Loans (net of unearned income):
   Taxable                                                   $275,916         $23,470         8.51%
   Tax exempt (1)                                                  68               4         5.88%
                                                             --------         -------
         Total loans                                         $275,984         $23,474         8.51%
Interest earning bank deposits                                  4,339             239         5.51%
Federal funds sold and repurchase agreements                    4,464             216         4.84%
                                                             --------         -------
         Total earning assets                                $417,380         $32,143         7.70%
Less:  allowance for loan losses                               (3,291)
Total nonearning assets                                        33,545
                                                             --------
                                      Total assets           $447,634
                                                             ========
Liabilities and Stockholders' Equity
Interest-bearing deposits:
   Checking                                                  $ 47,312           1,178         2.49%
   Money market savings                                        57,465           1,981         3.45%
   Regular savings                                             39,196           1,162         2.96%
   Certificates of deposit:
      Less than $100,000                                      152,079           7,670         5.04%
      $100,000 and more                                        26,155           1,313         5.02%
                                                             --------         -------
   Total interest-bearing deposits                           $322,207          13,304         4.13%
   Federal funds & repurchase agreements                      $12,016             567         4.72%
   FHLB of Atlanta Borrowings                                   1,801              99         5.50%
                                                             --------         -------
         Total interest-bearing liabilities                  $336,024          13,970         4.16%
Noninterest-bearing liabilities:
   Demand deposits                                             62,539
   Other liabilities                                            2,390
                                                             --------
         Total liabilities                                   $400,953
Stockholders' equity                                           46,681
                                                             --------
         Total liabilities and stockholders' equity          $447,634
                                                             ========

Net interest income                                                           $18,173
Interest rate spread                                                                          3.54%
Interest expense as a percent of average earning assets                                       3.35%
Net interest margin                                                                           4.35%

(1)  Income and yields are reported on a taxable-equivalent basis.

Net interest is affected by both (1) changes in the interest rate spread (the difference between the weighted average yield on interest earning assets and the weighted average cost of interest-bearing liabilities) and (2) changes in volume (average balances of interest-earning assets and interest-bearing liabilities). The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided regarding changes attributable to (1) changes in volume of balances outstanding (changes in volume multiplied by prior period interest rate) (2) changes in the interest earned or paid on the balances (changes in rate multiplied by prior period volume) and (3) and rate/volume variances which are allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                Years Ended December 31,
                                            ---------------------------------------------------------------
                                                2001 compared to 2000             2000 compared to 1999
                                                     Change Due To:                  Change Due To:
                                            ------------------------------    -----------------------------
                                                                 Increase                         Increase
                                            Volume     Rate     (Decrease)    Volume    Rate     (Decrease)
                                            ------    ------    ----------    ------    -----    ----------
                                                    (In Thousands)                    (In Thousands)
INTEREST INCOME:

Loans: taxable                               1,672    (1,638)         34       3,380      580      3,960
Loans: tax-exempt                              173        (1)        172         188        2        190
Securities: taxable                           (893)     (267)     (1,160)       (207)     135        (72)
Securities: tax-exempt                          43       (37)          6         306      165        471
Interest Earning Bank Deposits                 (21)      (12)        (33)       (227)      24       (203)
Federal Funds Sold                             410       (39)        371        (198)      67       (131)
                                             -----    ------      ------       -----    -----      -----

      Total Interest Income                  1,385    (1,994)       (610)      3,243      972      4,215
                                             -----    ------      ------       -----    -----      -----

INTEREST EXPENSE

Interest checking accounts                      66      (325)       (259)         80      (18)        62
Money Market Savings accounts                   82      (314)       (232)        (22)     172        149
Savings accounts                                61         0          61          64        7         71
Certificates of Deposit $100,000 and over      226        38         264         204      122        326
Certificates of Deposit under $100,000         480        22         502         725      642      1,367
Federal Funds & Repurchase Agreements           82      (318)       (236)        143      132        275
FHLB of Atlanta Borrowings                    (510)      (65)       (575)        489       20        509
                                             -----    ------      ------       -----    -----      -----

      Total Interest Expense                   488      (962)       (475)      1,683    1,076      2,759

Net Interest Income                            896    (1,032)       (135)      1,560     (104)     1,456
                                             =====    ======      ======       =====    =====      =====

INTEREST RATE SENSITIVITY

An important component of both earnings performance and liquidity is management of interest rate sensitivity. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. Virginia Financial is subject to interest rate sensitivity to the degree that its interest-earning assets mature or re-price at a different time interval from that of its interest-bearing liabilities.

The Company uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling. The earnings simulation model forecasts annual net income under a variety of scenarios that incorporate changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. Management evaluates the effects on net interest income and present value equity under varying market rate assumptions.

The primary goals of interest rate risk management are to minimize fluctuations in net interest margin as a percentage of earning assets and to increase the dollars of net interest margin at a growth rate consistent with the growth rate of total assets. These goals are accomplished by balancing the volume of floating rate liabilities with a similar volume of floating rate assets, by keeping the average maturity of fixed rate asset and liability contracts reasonably consistent and short, and by routinely adjusting pricing rates to market conditions on a weekly basis.

The goal of Virginia Financial Corporation is to generally maintain a position that is flexible enough to move to an equality between rate-sensitive assets and rate-sensitive liabilities, which may be desirable when there are wide and frequent fluctuations in interest rates. Interest rate gaps are managed through the pricing of investments, loans and deposits. When an unacceptable positive gap within a one-year time frame occurs, maturities can be extended by selling shorter term investments and buying longer maturities. The same effect can also be accomplished by reducing emphasis on variable rate loans. When an unacceptable negative gap occurs, variable rate loans can be increased and more investment in shorter term investments can be made. Pricing policies on either or both loans and deposits can be changed to accomplish any of the goals. Virginia Financial reviews the interest sensitivity position once a quarter.

It is Virginia Financial's policy not to engage in activities considered to be derivative in nature such as futures, option contracts, swaps, caps, floors, collars or forward commitments. Virginia Financial considers derivatives as speculative which is contrary to it's historical or prospective philosophy. Virginia Financial does not hold or issue financial instruments for trading purposes. Virginia Financial does hold in its loan portfolio, loans that adjust or float according to changes in the prime lending rate, which is not considered speculative, but necessary for good asset/liability management. Off-balance sheet risks such as commitments to extend credit, standby letters of credit and other items are discussed in Note 11 in the Notes to Consolidated Financial Statements.

The following table illustrates the Company's market risk exposure as represented by the static 1-year Cumulative Gap, 1-year Net Income Simulation and Net Present Value Change under various rate scenarios as of December 31, 2001.

                                            2001             2000
                                            ----             ----
Static 1-Year Cumulative Gap                  .2%            12.4%

1-Year Net Income Simulation
         -200 bp shock                      -5.1%            -7.7%

         +200 bp shock                       6.2%             5.6%

Static Net Present Value Change

         -200 bp shock                      - .5%             4.7%

         +200 bp shock                      -3.8%            -7.0%

Virginia Financial's balance sheet structure is assets sensitive, and thus will perform better from an earnings standpoint in a rising rate environment. Management believes that the current levels of asset sensitivity and interest rates sensitivity are manageable.

NON-INTEREST INCOME

Non-interest income increased to $5.69 million, an increase of $893 thousand or 18.62% when compared to 2000. This increase is due primarily to a increase in secondary mortgage fees of $916 thousand or 136.92%. The dramatic fall in short term rates significantly increased mortgage originations. The increase in non-interest income is also attributable to an increase of $101 thousand in gain on sale of securities as compared to 2000.

Non-interest income increased during 2000 $55 thousand or 1.16% when compared to 1999. Fiduciary income increased $90 thousand or 6.44%. This increase is due to increases in business volume and a change in the method of employee benefit fee collection. Service charges on deposit accounts increased $292 thousand or 23.62%. This increase is due to an increase in number of accounts and volume. A portion of the non-interest income increase was attributable to a decrease in secondary mortgage fees of $360 thousand or 34.99%.

NON-INTEREST EXPENSE

Non-interest expenses increased to $16.49 million in 2001, but were inflated by $1.04 million in merger and integration related expenses. Net recurring expenses of $15.45 million reflect an increase of $1.29 million or a 9.1% increase associated primarily with increases in salaries and benefits. Salaries and employee benefits increased by $1.06 million or 13.40% compared to 2000, reflecting increases in personnel, temporary staff and retirement obligations.

Non-interest expense increased during 2000 by $920 thousand or 6.95% compared to 1999. Salaries and employee benefits increased by $475 thousand or 6.38% compared to 2000. This increase is due to increases in individual salaries and a full year of personnel costs associated with the four new branches opened in 1999 in Waynesboro, Lexington, Buena Vista, and Natural Bridge Station, Virginia.

Occupancy expense increased $265 thousand or 16.99% due to a full year of expenses associated with the four new branches. The other significant non-interest expenses that increased were amortization expense of intangible deposits which increased $90 thousand or 137.29% and loss on sale of other real estate owned which increased by $189 thousand. These increases were offset by general expense controls and decreases in various expense categories due to the initial setup expenses of the four new branches in 1999.

ALLOWANCE FOR LOAN LOSSES

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

The reserve for loan losses was 1.23% of outstanding loans as of December 31, 2001, 1.16% as of December 31, 2000 and 1.18% as of December 31, 1999. Net charge-offs were $185 thousand during 2001, $272 thousand during 2000 and $842 thousand during 1999. The percentage of net charge-offs to year-end loans was 0.05% for 2001, .08% for 2000 and 0.29% for 1999. The balance of the reserve for loan losses was $4.27 million as of December 31, 2001 $3.89 million as of December 31, 2000, and $3.47 million as of December 31, 1999. The increase in the allowance for loan losses as a percentage of loans during 2001 is attributable to increased levels of non-accrual loans and management's belief that the unsecured portion of its loan portfolio, amounting to approximately $54 million at December 31, 2001, may be more risk sensitive during a recessionary environment. During 1999 several lending relationships significantly deteriorated and resulted in higher charge-offs than historically experienced by the bank.

The following table summarizes activity in the allowance for loan losses for the period indicated.

                                                           (In Thousands)
                                              2001     2000     1999     1998     1997
                                              -----------------------------------------
Balance, Beginning of Period                  3,894    3,470    3,212    3,753    3,039
    Loans Charged Off
    Real Estate:
         Construction                            --       --       21       --       --
         Secured by Farm Land                    --       --       --       --       --
         Secured by 1-4 Family
              Residential                       336       64      208      639       19
         Secured by Nonfarm
                Nonresidential properties        --       --      136       67       --
    Loans to Farmers                             --       --       --       --       --
    Commercial and Industrial                    72       22      165      687       --
    Consumer Loans                              240      280      394      550      139
    All Other Loans                              --       --       --       --       --
                                              -----------------------------------------

              Total Loans Charged Off           648      366      924    1,943      158
                                              -----------------------------------------

Recoveries
    Real Estate:
         Construction                            --       --       --       --       --
         Secured Farm Land                       --       --       --       --       --
         Secured by 1-4 Family
              Residential                        13       20        5        2        1
         Secured by Nonfarm
              Nonresidential properties          --       --       --       --       --

    Loans to Farmers                             --       --       --       --       --
    Commercial and Industrial                   350       25       25        8        7
    Consumer Loans                              100       49       52       65       33
    All Other Loans                              --       --       --       --       --
                                              -----------------------------------------

              Total Recoveries                  463       94       82       75       41
                                              -----------------------------------------
         Net Charge-Offs                        185      272      842    1,868      117
         Provision for Loan Losses              562      696    1,100    1,327      831
                                              -----------------------------------------

    Balance, End of Period                    4,271    3,894    3,470    3,212    3,753
                                              =========================================

    Ratio of Allowance to Total Loans          1.23%    1.16%    1.18%    1.15%    1.39%
                                              =========================================

    Ratio of net charge-offs
    during the period to average loans
    outstanding during the period              0.05%    0.08%    0.29%    0.69%    0.05%
                                              =========================================

ALLOWANCE FOR LOAN LOSSES METHODOLOGY

The Bank conducts an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. In addition, to loans identified by lenders, all commercial loans also meet the Bank's criteria for individual impairment testing. Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility. When a loan has been identified as impaired, then a specific reserve may be established based on the Bank's calculation of the loss embedded in the individual loan. In addition to impairment testing, the Bank has a seven point grading system for each loan in the portfolio. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful). Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan type due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the degree of classification. Allowance factors used for unclassified loans are based on management's analysis of charge-off history and management's judgment based on the overall analysis of the lending environment including the general economic conditions. The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

The following table summarizes the allocation of the allowance for loan losses by loan type.

Allocation of Allowance for Possible Loan Losses

                                                                 (In Thousands)
                                          2001                       2000                       1999
                               -------------------------   -------------------------   -------------------------
                                             Percent of                 Percent of                  Percent of
                                           Loans in Each               Loans in Each               Loans in Each
                                            Category to                 Category to                 Category to
                               Allowance    Total Loans    Allowance   Total Loans     Allowance    Total Loans
                               ---------   -------------   ---------   -------------   ---------   -------------
Real Estate:
       Construction              $  330          9.88%       $  113         6.73%        $   43         2.93%
       Secured by Farm Land           4          0.27%           19         1.11%            20         1.33%
       Secured by 1-4 Family
            Residential             827         43.01%          665        39.23%           622        41.80%
       Other Real Estate            302         24.03%          389        28.22%           380        27.86%
Loans to Farmers                     76          0.53%           96         0.75%            87         0.98%
Commercial and Industrial         1,308         13.75%        1,007        13.63%           785        11.47%
Consumer Loans                    1,353          6.95%        1,258         8.91%         1,185        13.54%
All Other Loans                      43          1.58%           --         1.42%             8         0.09%
Unallocated                          28            --           347           --            340           --
Off balance sheet items              --            --            --           --             --           --
                                 ------        ------        ------       ------         ------       ------

                                 $4,271        100.00%       $3,894       100.00%        $3,470       100.00%
                                 ======        ======        ======       ======         ======       ======

                                          1998                       1997
                               -------------------------   -------------------------
                                             Percent of                 Percent of
                                           Loans in Each               Loans in Each
                                            Category to                 Category to
                               Allowance    Total Loans    Allowance   Total Loans
                               ---------   -------------   ---------   -------------
Real Estate:
       Construction              $  150          7.19%       $  150         7.47%
       Secured by Farm Land          72          0.46%          170         0.49%
       Secured by 1-4 Family
            Residential             957         40.69%          770        47.46%
       Other Real Estate            638         21.42%          620        14.46%
Loans to Farmers                     26          0.93%          270         1.01%
Commercial and Industrial           391         13.51%          595        12.75%
Consumer Loans                      330         15.66%          610        16.06%
All Other Loans                      12          0.14%           25         0.30%
Unallocated                         396            --           543           --
Off balance sheet items             240            --            --           --
                                 ------        ------        ------       ------

                                 $3,212        100.00%       $3,753       100.00%
                                 ======        ======        ======       ======

Non-performing assets consist of the Company's non-accrual loans and real estate owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans, which are carried on non-accrual status, interest is recognized on a cash basis.

Real estate acquired by the Bank as a result of foreclosure or in-substance foreclosure is classified as other real estate owned (OREO). Such real estate is initially recorded at the lower of cost or fair value less estimated selling costs. Further losses are recorded as charges to operations if management determines value of the OREO has deteriorated, or expenses associated with maintaining such property have been incurred.

Nonperforming Assets and Loans Contractually Past Due

                                              Years Ended December 31,
                                    2001      2000      1999      1998      1997
                                   ------    ------    ------    ------    ------
                                                        (In Thousands)
Non-accrual Loans                  $2,890    $  965    $1,064    $1,973    $1,193
Other Real Estate                  $  278    $  227    $  328    $  279    $  258
                                   ------    ------    ------    ------    ------
      Total Nonperforming Assets   $3,168    $1,192    $1,392    $2,252    $1,451
                                   ======    ======    ======    ======    ======

      Loans Past Due as to
           Principal or Interest
           for 90 Days or More
           Accruing Interest       $  121    $  916    $  596    $  897    $  359

Nonperforming Assets to
      Total Assets                   0.59%     0.24%     0.29%     0.52%     0.36%

Nonperforming Assets to
      Year-end Loans and
      Other Property                 0.94%     0.35%     0.47%     0.81%     0.54%

SECURITIES

Investment securities and securities available for sale totaled $133.63 million and comprised 24.95% of total Company assets at December 31, 2001, as compared with $132.35 million and 26.48% of assets at December 31, 2000. The Company's yield on its securities portfolio decreased in 2001 with the portfolio yielding 6.17% in 2001 compared to 6.35% in 2000. This decrease was a direct result of the lower interest rate environment in fixed income markets during 2001. The Company attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

The following table includes information with respect to the Company's securities portfolio at December 31, 2001.

                                                                         Weighted    Weighted
                                                    Book      Market      Average     Average
                                                    Value      Value     Maturity    TE Yield
                                                  --------   --------   ----------   --------
                                                    (in thousands)
U.S. Treasury Securities
      Within One Year                             $  2,497   $  2,589   1 year         5.76%
      After One But Within Five Years                5,956      6,330   3.6 years      5.95%
      After Five But Within Ten Years                    0          0
      After Ten Years                                    0          0
                                                  --------   --------

              Total U.S. Treasury Securities      $  8,453   $  8,919   2.8 years      5.90%
                                                  --------   --------
Federal Agencies:
      Within One Year                             $    999   $  1,034   .9 years       6.28%
      After One But Within Five Years                6,500      6,758   1.7 years      5.97%
      After Five But Within Ten Years                    0          0
      After Ten Years                                    0          0
                                                  --------   --------

              Total Federal Agencies              $  7,499   $  7,792   1.6 years      6.11%
                                                  --------   --------
Collateralized Mortgage Obligations and
Mortgage-backed Securities
      Within One Year                             $  6,636   $  6,684   .81 years      4.72%
      After One But Within Five Years               38,383     38,398   2.6 years      5.02%
      After Five But Within Ten Years                3,613      3,591   5.2 years      6.08%
      After Ten Years                               10,309     10,369   26.7 years     6.56%
                                                  --------   --------
              Total Collateralized Mortgage
                Obligations and Mortgage-backed
                Securities                        $ 58,941   $ 59,042   6.8 years      5.32%
                                                  --------   --------

Obligations of State and Political
Subdivisions:
      Within One Year                             $  1,710   $  1,734   .51 years      6.24%
      After One But Within Five Years                6,553      6,767   3.0 years      6.42%
      After Five But Within Ten Years               32,764     33,072   8.1 years      6.63%
      After Ten Years                                8,547      8,420   15.8 years     7.21%
                                                  --------   --------

              Total State and Political
              Subdivisions                        $ 49,574   $ 49,993   8.5 years      6.88%
                                                  --------   --------
Total Fixed Income Securities:
      Within One Year                             $ 11,842   $ 12,041   6.8 years      5.50%
      After One But Within Five Years               57,392     58,253   2.7 years      5.38%
      After Five But Within Ten Years               36,377     36,663   7.8 years      6.70%
      After Ten Years                               18,856     18,789   20.9 years     6.86%
                                                  --------   --------

              Total  Fixed Income Securities      $124,467   $125,746   6.8 years      6.00%

Equity Securities                                 $  8,443   $  8,190
                                                  --------   --------

Total Securities                                  $132,910   $133,936
                                                  ========   ========

LOAN PORTFOLIO

At December 31, 2001, loans, net of unearned income and the allowance for loan losses, totaled $333.94 million, an increase of 1.31% from $329.63 million in 2000. The Company's loan portfolio continues to be primarily 1-4 family real estate, with construction, commercial real estate and consumer loans representing an increasing component. At December 31, 2001, off balance sheet unused loan commitments and standby letters of credit amounted to $84.57 million. These commitments may be secured or unsecured. On December 31, 2001 VFC had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

Residential real estate loans consist of fixed rate loans that have contractual maturities of one, three, or five years with balloon payments, and are secured by first and second liens on real estate, and adjustable rate mortgages are also offered. The Bank has historically limited its real estate lending to its market area and has applied conservative loan standards, which have, management believes, insured the quality of the loan portfolio. VFC also makes real estate construction loans generally for residential and commercial construction purposes and for local construction projects with acceptable take out commitments. Real estate construction loans currently offered generally have one year or less terms.

The following table summarizes the loan receivable portfolio by loan type:

                                                        Loans at December 31
                                                           (In Thousands)
                                    2001       2000             1999             1998       1997
                                  --------   --------   --------------------   --------   --------
Real Estate Loans:
      Construction                $ 33,409   $ 22,633         $  8,674         $ 20,065   $ 20,183
      Secured by Farm Land             926      3,738            3,915            1,284      1,316
      Secured by 1-4 Family
           Residential             145,466    129,510          122,411          109,144    126,341
      Other Real Estate Loans       81,263     94,893           82,281           59,752     39,037
Loans to Farmers                     1,778      2,534            2,883            2,598      2,725
Commercial and Industrial           46,519     45,836           33,874           37,693     34,434
Loans to Individuals for
      Household, Family and
      other Consumer Expenses       23,493     29,916           39,974           43,676     43,364
All Other Loans                      5,725      4,783              277              368        799
                                  --------   --------         --------         --------   --------

           Total Loans            $338,579   $333,843         $294,289         $274,580   $268,199
           Loans held for sale       9,570      2,383            1,017            4,333      1,789
           Less Unearned Income        372        324              323              344        406
                                  --------   --------         --------         --------   --------

                Net Loans         $347,777   $335,902         $294,983         $278,569   $269,582
                                  ========   ========         ========         ========   =======

The following table summarizes the interest rate sensitivity of the loan portfolio at December 31, 2001:

                                          Loan Maturities at December 31, 2001
                                                  Over One
                                       One Year   Through      Over
                                       or Less    Five Yrs   Five Yrs    Total
                                       --------   --------   --------   --------
Loans secured by real estate             57,160    35,022     176,969    269,151
Agricultural production loans             1,453       321           5      1,779
Commercial and industrial loans          36,320    12,054         716     49,090
Consumer loans                            6,119    16,308         709     23,136
All other loans                             109       114       4,770      4,993
                                       --------   -------    --------   --------
                                       $101,161   $63,819    $183,169   $348,149
                                       ========   =======    ========   ========

For maturities over one year:
      Fixed Rates                                                         78,092
      Variable Rates                                                     168,896
                                                                        --------
                                                                        $246,988
                                                                        ========

DEPOSITS

Deposits at December 31, 2001 amounted to $463.65 million, an increase of $38.41 million or 9.03% over $425.24 million in 2000. Funds provided by the increase in deposits allowed the Company to fund its loan growth with retail deposits, limit the use of short term assets and higher cost borrowings, and better leverage its capital base in 2001. Non-interest bearing deposits increased by $10.27 million or 14.44% in 2001, which helped offset the higher cost associated with an increase of $12.80 million in average certificates of deposit. The over all cost of deposit funds decreased to 4.28% in 2001, compared to 4.44% in 2000 and 4.13% in 1999.

The following table illustrates average outstanding deposits and rates paid.

                                               December 31,
                                     2001               2000               1999
                                     ----               ----               ----
                                    Amount    Rate     Amount    Rate     Amount    Rate
                                   --------   ----    --------   ----    --------   ----
Noninterest Bearing Deposits       $ 74,134     --    $ 65,884     --    $ 62,539     --
                                   --------           --------           --------

Interest Bearing Deposits
      Interest Checking              54,228   1.81%     50,581   2.45%     47,312   2.49%
      Money Market Savings           59,447   3.19%     56,867   3.75%     57,465   3.45%
      Regular Savings                43,390   2.98%     41,335   2.98%     39,196   2.96%
      Time Deposits
           Less than $100,000       174,115   5.48%    165,352   5.47%    152,079   5.04%
           $100,000 and more         33,908   5.61%     29,875   5.49%     26,155   5.02%
                                   --------           --------           --------
Total Interest- Bearing Deposits   $365,088   4.28%   $344,010   4.44%   $322,207   4.13%
                                   --------           --------           --------
           Total                   $439,222           $409,894           $384,746
                                   ========           ========           ========

                                 Other Time Deposits of $100,000 or More

                                 December 31, 2001
                                 -----------------
                                   (In Thousands)

Three Months or Less                 $ 5,852
Over Three Through Six Months          2,743
Over Six Through Twelve Months         5,442
Over Twelve Months                    18,525
                                     -------

Total                                $32,562
                                     =======

GENERAL

Capital Adequacy

Management seeks to maintain a capital structure that will maintain a level of capital that ensures the Company will meet regulatory requirements for a "well - capitalized" institution and absorb potential losses. In achieving this goal, management recognizes the need to obtain proper leveraging of its capital base to maximize shareholder value.

Stockholders' equity as of December 31, 2001 of $53.442 million increased $2.52 million or approximately 4.94% from $50.93 million in 2000. The Company had a ratio of risk-weighted assets to total capital of 14.3% and 15.5% at December 31, 2001 and 2000, and a ratio of risk-weighted assets to Tier I capital of 13.2% and 14.4% at December 31, 2001 and 2000, respectively.

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company's overall financial condition. The Company's primary source of liquidity is cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

The Company has no brokered deposits. Certificates of deposit in denominations of $100 thousand or more represent 7.02% of total deposits primarily from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

Recent Accounting Pronoucements

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

See "Interest Rate Sensitivity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion.

ITEM 8. Financial Statements and Supplementary Data
        -------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.
                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Information with respect to Directors is incorporated by reference herein from pages 4 through 6 of the Company's 2002 Proxy Statement, which is attached hereto as Exhibit 99, related to "Election of Directors." The executive officers of the Company as of March 1, 2002 are as follows:

Name                  Age                       Current Position
----                  ---                       ----------------
Harry V. Boney, Jr.   68    Mr. Boney, is Chairman of the Board of Virginia Financial Group,
                            Inc. He has served as President of Planters Bank & Trust Company of Virginia, Inc. since February 2001. Mr. Boney previously served as President and Chief Executive Officer of Virginia
                            Financial and President of Planters Bank & Trust Company from
                            January 1976 to December 1996. In February 2001, the Virginia
                            Financial Corporation Board requested that he return to serve the company in his current capacities.

O.R. Barham, Jr.      51    Mr. Barham is President and Chief Executive Officer of Virginia
                            Financial Group, Inc. Prior to January 18, 2002, he served as
                            President and Chief Executive Officer of Virginia Commonwealth
                            Financial Corporation since 1998. Prior to 1998 until he attained his current positions, Mr. Barham served as President and Chief
                            Executive Officer of Second National Financial Corporation and
                            Second Bank & Trust.

Jeffrey W. Farrar     41    Mr. Farrar is Executive Vice President and Chief Financial
                            Officer of Virginia Financial Group, Inc. Mr. Farrar has served as Executive Vice President and Chief Financial Officer of
                            Virginia Commonwealth Financial Corporation and its predecessor,
                            Second National Financial Corporation, since 1996.

ITEM 11. Executive Compensation
         ----------------------

Incorporated by reference herein from pages 8 through 10 of the Company's 2002 Proxy Statement, which is incorporated by reference hereto as Exhibit 99 under the caption "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Incorporated by reference hereto as Exhibit 99 from page 3 of the Company's 2002 Proxy Statement, regarding beneficial ownership of directors.

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------
Incorporated by reference herein from page 12 of the Company's 2002 Proxy Statement, as Exhibit 99 under the caption "Interest of Management and Board in Certain Transactions."

                                     PART IV

ITEM 14. Exhibits and Reports of Form 8-K
         --------------------------------
Item 14(a) Exhibits

The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2       Agreement and Plan of Reorganization incorporated by
                    reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20,
                    2001 (File No. 333-69216).

Exhibit No. 3.1     Articles of Incorporation incorporated by reference to
                    Exhibit A to Form S-4 Amendment No. 2 filed on November 20,
                    2001 (File No. 333-69216).

Exhibit No. 3.2     Bylaws incorporated by reference to Exhibit A to Form S-4
                    Amendment No. 2 filed on November 20, 2001 (File No.
                    333-69216).

Exhibit No. 4       Stock Option Agreement is incorporated by reference to
                    Exhibit B to Form S-4 Amendment No. 2 filed on November 20,
                    2001 (File No. 333-69216).

Exhibit No. 4.1     Stock Incentive Plan is incorporated by reference to Form
                    S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10      Employment contracts of certain officers incorporated by
                    reference to Form S-4 Amendment No. 3 filed on December 3,
                    2001 (File No. 333-69216).

Exhibit No. 99      Virginia Financial Group, Inc. 2002 Annual Proxy Statement.
                    Incorporated by reference to Def 14A filed on March 22, 2002. (File No. 000-22283)

Exhibit No. 99.1    Pro forma balance sheet and income statement for Virginia
                    Financial Group, Inc. as of and for the year ended December
                    31, 2001.

Item 14(b) Current Reports on Form 8-K

On January 30, 2002 the Company filed a current report on Form 8-K under Item 5 to announce the consummation of its merger of equals transaction with Virginia Commonwealth Financial Corporation.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Financial Group, Inc.       Virginia Financial Group, Inc.
Culpeper, Virginia                   Culpeper, Virginia


/s/  O.R. Barham, Jr.                /s/  Jeffrey W. Farrar
----------------------------           -----------------------------------------
O.R. Barham, Jr., President          Jeffrey W. Farrar, Executive Vice President
and Chief  Executive Officer         and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2002.

       Signature                         Capacity                    Date
       ---------                         --------                    ----


/s/  Harry V. Boney, Jr.   Chairman of the Board of Directors   March 15, 2002
------------------------
Harry V. Boney, Jr.


/s/  Taylor E. Gore                      Director               March 15, 2002
------------------------
Taylor E. Gore


/s/  Lee S. Baker                        Director               March 15, 2002
------------------------
Lee S. Baker


/s/  Benham M. Black                     Director               March 15, 2002
------------------------
Benham M. Black


/s/  Fred D. Bowers                      Director               March 15, 2002
------------------------
Fred D. Bowers


/s/  E. Page Butler                      Director               March 15, 2002
------------------------
E. Page Butler


/s/  Gregory L. Fisher                   Director               March 15, 2002
------------------------
Gregory L. Fisher

       Signature                         Capacity                 Date
       ---------                         --------                 ----


/s/  Christopher M. Hallberg             Director             March 15, 2002
----------------------------
Christopher M. Hallberg


/s/  Jan S. Hoover                       Director             March 15, 2002
----------------------------
Jan S. Hoover


/s/  W. Robert Jebson                    Director             March 15, 2002
----------------------------
W. Robert Jebson


/s/  Martin F. Lightsey                  Director             March 15, 2002
----------------------------
Martin F. Lightsey


/s/  Presley W. Moore, Jr.               Director             March 15, 2002
----------------------------
Presley W. Moore, Jr.


/s/  H. Wayne Parrish                    Director             March 15, 2002
----------------------------
H. Wayne Parrish


/s/  James S. Quarforth                  Director             March 15, 2002
----------------------------
James S. Quarforth


/s/  Thomas F. Williams, Jr.             Director             March 15, 2002
----------------------------
Thomas F. Williams, Jr.

                         VIRGINIA FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                               Staunton, Virginia

                                FINANCIAL REPORT

                                DECEMBER 31, 2001

                                C O N T E N T S

                                                                Page

INDEPENDENT AUDITOR'S REPORT                                        1

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated balance sheets                                        2
 Consolidated statements of income                                  3
 Consolidated statements of cash flows                        4 and 5
 Consolidated statements of changes in stockholders' equity         6
 Notes to consolidated financial statements                      7-27

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors
Virginia Financial Corporation
 and Subsidiaries
Staunton, Virginia

     We have audited the accompanying consolidated balance sheets of Virginia Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2, the Corporation effected a business combination with Virginia Commonwealth Financial Corporation on January 18, 2002. These financial statements have not been restated to reflect this transaction.


                                                   /s/ Yount, Hyde & Barbour PC
                                                   ----------------------------

Winchester, Virginia
January 30, 2002

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000
(Dollars in Thousands, except share data)

                                                               2001       2000
                                                             --------   --------
Assets
 Cash and due from banks                                     $ 27,831   $ 18,199
 Federal funds sold                                            13,100         --
 Securities (fair value:  2001, $133,936
  2000, $132,108)                                             133,627    132,345
 Loans held for resale                                          9,570      2,383
 Loans, net of allowance for loan losses, 2001, $4,271;
  2000, $3,894                                                333,936    329,625
 Bank premises and equipment, net                               8,706      7,739
 Accrued interest receivable                                    2,735      3,775
 Intangibles                                                    1,866      2,022
 Other real estate owned                                          278        227
 Other assets                                                   3,882      3,487
                                                             --------   --------
     Total assets                                            $535,531   $499,802
                                                             ========   ========

 Liabilities and Stockholders' Equity

Liabilities
 Non-interest bearing                                        $ 81,382   $ 71,114
 Interest bearing                                             382,271    354,127
                                                             --------   --------
     Total deposits                                          $463,653   $425,241
 Securities sold under agreements to repurchase                16,430     12,495
 Federal funds purchased                                           --      6,000
 Federal Home Loan Bank advances                                   --      3,000
 Other liabilities                                              2,006      2,140
                                                             --------   --------
     Total liabilities                                       $482,089   $448,876
                                                             --------   --------

 Commitments and Contingencies

Stockholders' Equity
 Common stock; $5 par value; 10,000,000 shares authorized;   $ 19,897   $ 19,905
  2001: 3,979,483 shares issued and outstanding;
  2000: 3,981,008 shares issued and outstanding
 Surplus                                                       12,994     13,027
 Retained earnings                                             20,078     17,882
 Accumulated other comprehensive income                           473        112
                                                             --------   --------
     Total stockholders' equity                              $ 53,442   $ 50,926
                                                             --------   --------
     Total liabilities and stockholders' equity              $535,531   $499,802
                                                             ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2001, 2000 and 1999
(Dollars in Thousands, except per share data)

                                                                2001       2000       1999
                                                               -------    -------    -------
Interest Income
 Interest and fee income on loans                              $27,707    $27,559    $23,474
 Interest on deposits in other banks                                 3         36        239
 Interest on securities held to maturity:
   Taxable                                                         641      2,917      2,687
   Tax-exempt                                                       --        505        688
 Interest and dividends on securities available for sale:
   Taxable                                                       3,774      2,855      2,986
   Tax-exempt                                                    1,771      1,213        767
   Dividends                                                       241        112        220
 Interest income on federal funds sold                             457         85        215
 Other interest income                                              94        100         96
                                                               -------    -------    -------
     Total interest income                                     $34,688    $35,382    $31,372
                                                               -------    -------    -------
Interest Expense
 Interest on deposits                                          $15,617    $15,280    $13,304
 Interest on federal funds purchased and securities sold
   under agreements to repurchase                                  606        842        566
 Other short-term borrowings                                        32        607         99
                                                               -------    -------    -------
     Total interest expense                                    $16,255    $16,729    $13,969
                                                               -------    -------    -------
     Net interest income                                       $18,433    $18,653    $17,403
 Provision for loan losses                                         562        696      1,100
                                                               -------    -------    -------
     Net interest income after provision for loan losses       $17,871    $17,957    $16,303
                                                               -------    -------    -------
Noninterest Income
 Service charge on deposit accounts                            $ 1,564    $ 1,528    $ 1,236
 Fees for trust services                                         1,538      1,488      1,398
 Investment fee income                                             110        312        258
 Other operating income                                            893        932        612
 Gains (losses) on sale of fixed assets                            (90)        --        137
 Gains on securities available for sale                            148         47         62
 Gains (losses) on other real estate owned                         (59)      (180)         9
 Fees on loans sold                                              1,585        669      1,029
                                                               -------    -------    -------
     Total noninterest income                                  $ 5,689    $ 4,796    $ 4,741
                                                               -------    -------    -------
Noninterest Expense
 Compensation and employee benefits                            $ 8,980    $ 7,919    $ 7,444
 Net occupancy expense                                           1,946      1,825      1,560
 Supplies and equipment expenses                                   437        411        396
 Data processing                                                 1,081      1,106        904
 Merger and merger related expenses                              1,038         --         --
 Other operating expense                                         3,008      2,898      2,935
                                                               -------    -------    -------
     Total noninterest expense                                 $16,490    $14,159    $13,239
                                                               -------    -------    -------
     Income before income taxes                                $ 7,070    $ 8,594    $ 7,805
 Provision for income taxes                                      2,167      2,391      2,251
                                                               -------    -------    -------
     Net income                                                $ 4,903    $ 6,203    $ 5,554
                                                               =======    =======    =======
 Earnings per share, basic and diluted                         $  1.23    $  1.56    $  1.39
                                                               =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(Dollars in Thousands)

                                                                        2001        2000        1999
                                                                      --------    --------    --------
Cash Flows from Operating Activities
 Interest received                                                    $ 36,023    $ 34,916    $ 30,959
 Fees and other noninterest income                                       5,490       4,729       4,558
 Interest paid                                                         (16,487)    (16,325)    (13,817)
 Origination of loans available for sale                               (86,373)    (33,066)    (58,904)
 Proceeds from sale of loans available for sale                         78,017      31,700      62,336
 Cash paid to suppliers and employees                                  (14,895)    (12,362)    (12,270)
 Income taxes paid                                                      (2,210)     (2,280)     (2,536)
                                                                      --------    --------    --------
    Net cash provided by (used in) operating activities               $   (435)   $  7,312    $ 10,326
                                                                      --------    --------    --------

Cash Flows from Investing Activities
 Proceeds from maturities and calls of securities held to maturity    $ 15,815    $  7,101    $ 18,686
 Proceeds from maturities of securities available for sale              51,439       3,514      11,148
 Proceeds from sales and calls of securities available for sale         12,865       3,297      40,621
 Purchases of securities held to maturity                               (2,619)         --     (30,700)
 Purchases of securities available for sale                            (78,356)     (7,301)    (49,792)
 Net increase in loans                                                  (3,933)    (40,189)    (21,277)
 Proceeds from sale of equipment                                           150          --         229
 Capital expenditures                                                   (2,131)     (1,043)     (2,707)
 Proceeds from sale of other real estate                                   119         289          --
 Purchase of other assets                                                 (781)       (443)     (1,613)
                                                                      --------    --------    --------
    Net cash used in investing activities                             $ (7,432)   $(34,775)   $(35,405)
                                                                      --------    --------    --------

Cash Flows from Financing Activities
 Net increase in certificates of deposit                              $  3,846    $ 18,000    $ 15,501
 Net increase in demand and savings deposits                            34,566       9,875      11,432
 Net increase (decrease) in federal funds purchased                     (6,000)      2,100      (5,575)
 Net increase in securities sold under repurchase agreements             3,935       2,770       2,030
 Net borrowings (payments) on Federal Home Loan
   Bank advances                                                        (3,000)    (12,000)     15,000
 Payments to repurchase common stock                                       (41)       (532)        (90)
 Cash dividends paid                                                    (2,707)     (2,709)     (2,618)
                                                                      --------    --------    --------
    Net cash provided by financing activities                         $ 30,599    $ 17,504    $ 35,680
                                                                      --------    --------    --------

    Net increase (decrease) in cash and cash
     equivalents                                                      $ 22,732    $ (9,959)   $ 10,601

 Cash and cash equivalents at beginning of year                         18,199      28,158      17,557
                                                                      --------    --------    --------
 Cash and cash equivalents at end of year                             $ 40,931    $ 18,199    $ 28,158
                                                                      ========    ========    ========

 The accompanying notes are an integral part of these financial statements.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2001, 2000 and 1999
(Dollars in Thousands)

                                                                                2001       2000       1999
                                                                              --------   --------   --------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities
    Net income                                                                $  4,903   $  6,203   $  5,554
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                            1,256      1,226      1,002
        Provision for loan losses                                                  562        696      1,100
        Deferred tax expense (benefit)                                            (184)      (146)        52
        Origination of loans available for sale                                (86,373)   (33,066)   (58,904)
        Proceeds from sale of loans available for sale                          78,017     31,700     62,336
        Gains on sale of securities available for sale                            (148)       (47)       (62)
        (Gain) loss on other assets                                                149        180       (146)
        Changes in assets and liabilities:
          (Increase) decrease in interest receivable                             1,040       (246)      (248)
          Increase (decrease) in interest payable                                 (231)       405        152
          (Increase) decrease in prepaid expenses                                  260        169       (444)
          Increase in accrued expenses                                              80        479         73
        Decrease in taxes payable                                                   (8)        --         --
          Premium amortization (discount accretion)
            on securities, net                                                     269       (207)      (173)
          Increase in deferred income                                               25         --         --
          (Increase) decrease in other assets                                      (52)       (34)        34
                                                                              --------   --------   --------
                 Net cash provided by (used in) operating activities          $   (435)  $  7,312   $ 10,326
                                                                              ========   ========   ========
Supplemental Schedule of Noncash
  Investing Activities
    Other real estate acquired in settlement of loans                         $    229   $    364   $    589
                                                                              ========   ========   ========
    Unrealized gain (loss) on securities available for sale                   $    547   $  2,794   $ (3,345)
                                                                              ========   ========   ========
    Transfer of securities held to maturity to
            available for sale                                                $ 47,606   $     --   $     --
                                                                              ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2001, 2000 and 1999
(Dollars in Thousands, except share data)

                                                                                        Accumulated
                                                                                           Other
                                                         Common   Capital   Retained   Comprehensive   Comprehensive
                                                         Stock    Surplus   Earnings   Income (Loss)       Income       Total
                                                        -------   -------   --------   -------------   -------------   -------

Balance, December 31, 1998                              $20,000   $13,554    $11,433      $   476                      $45,463
Comprehensive income:
  Net income                                                 --        --      5,554           --         $ 5,554        5,554
    Other comprehensive income, net of tax:
      Unrealized holding (losses) arising during
        the period (net of tax, $1,116)                      --        --         --           --          (2,167)
      Reclassification adjustment (net of tax, $21)          --        --         --           --             (41)
                                                                                                          -------
      Other comprehensive income (net of tax, $1,137)        --        --         --       (2,208)        $(2,208)      (2,208)
                                                                                                          -------
    Total comprehensive income                               --        --         --           --         $ 3,346           --
                                                                                                          =======
  Cash dividends ($0.65 per share)                           --        --     (2,599)          --                       (2,599)
  Stock repurchase of 2,802 shares                          (14)      (76)        --           --                          (90)
                                                        -------   -------    -------      -------                      -------
Balance, December 31, 1999                              $19,986   $13,478    $14,388      $(1,732)                     $46,120
Comprehensive income:
  Net income                                                 --        --      6,203           --         $ 6,203        6,203
    Other comprehensive income, net of tax:
        Unrealized holding gains arising
          during the period (net of tax, $966)               --        --         --           --           1,875
        Reclassification adjustment (net of tax, $16)        --        --         --           --             (31)
                                                                                                          -------
        Other comprehensive income (net of tax, $950)        --        --         --        1,844         $ 1,844        1,844
                                                                                                          -------
    Total comprehensive income                               --        --         --           --         $ 8,047           --
                                                                                                          =======
  Cash dividends ($0.68 per share)                           --        --     (2,709)          --                       (2,709)
  Stock repurchase of 16,190 shares                         (81)     (451)        --           --                         (532)
                                                        -------   -------    -------      -------                      -------
Balance, December 31, 2000                              $19,905   $13,027    $17,882      $   112                      $50,926
Comprehensive income:
  Net income                                                 --        --      4,903           --         $ 4,903        4,903
    Other comprehensive income, net of tax:
      Unrealized holding gains arising
          during the period (net of tax, $236)               --        --         --           --             459
      Reclassification adjustment (net of tax, $50)          --        --         --           --             (98)
                                                                                                          -------
      Other comprehensive income (net of tax, $186)          --        --         --          361         $   361          361
                                                                                                          -------
    Total comprehensive income                               --        --         --           --         $ 5,264           --
                                                                                                          =======
  Cash dividends ($.68 per share)                            --        --     (2,707)          --                       (2,707)
  Stock repurchase of 1,525 shares                           (8)      (33)        --           --                          (41)
                                                        -------   --------   -------      -------                      -------
Balance, December 31, 2001                              $19,897   $12,994    $20,078      $   473                      $53,442
                                                        =======   ========   =======      =======                      =======

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Virginia Financial Corporation (the "Corporation") and its wholly-owned subsidiary, Planters Bank & Trust Company of Virginia (the "Bank"). The Bank has one wholly owned subsidiary, Planters Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Statement of Cash Flow
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, cash items in process of collection and federal funds sold, all which mature within ninety days. Cash flows from deposits, federal funds purchased and renewals and extensions of loans are reported net.

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans
The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Augusta County, Rockingham County and Rockbridge County areas of Virginia. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held For Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Bank Premises and Equipment
Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation and amortization computed on the straight-line method over the following estimated useful lives of the assets:

Buildings and improvements                        10-50 years
Furniture and equipment                            3-25 years
Computer software                                     3 years

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Repairs and maintenance are expensed as incurred. Gains and losses on routine dispositions are reflected in current operations.

Trust Department Assets
Securities and other property held by the Trust Department in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying financial statements.

Deposit Intangibles
The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $157 in 2001 and 2000, and $66 in 1999.

Income Taxes Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Common Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Weighted average shares were 3,979,675 for the year 2001, 3,983,594 for the year 2000, and 3,999,101 for the year ended 1999. The Corporation had no potential common shares that may be issued as of December 31, 2001, 2000, and 1999 which would have a dilutive effect on earnings per share.

Pension Plan
The Corporation has a trusteed, noncontributory, defined contribution pension plan covering substantially all full-time employees.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Advertising Costs
The Corporation follows the policy of charging the production costs of advertising to expense as incurred.

Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or the fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Note 2. Business Combination

On January 18, 2002, the Corporation effected a business combination with Virginia Commonwealth Financial Corporation by exchanging approximately 3,307,786 shares of its common stock for all of the common stock of Virginia Commonwealth Financial Corporation. Virginia Commonwealth Financial Corporation is the holding company for Second Bank and Trust, Virginia Heartland Bank, Caroline Savings Bank and Virginia Commonwealth Trust Company. The combination has been accounted for as a pooling of interests and, accordingly, all financial statements issued for periods after January 18, 2002 will be restated to include Virginia Commonwealth Financial Corporation. The results of operations and selected components of financial position of the separate companies for periods prior to the combination are summarized as follows (in thousands, except share data):

As of and for the nine months ended September 30, 2001 (unaudited):

                                                              Virginia Financial   Virginia Commonwealth
                                                                Corporation        Financial Corporation
                                                              ------------------   ---------------------
Total interest income                                              $ 26,546               $ 25,817
Net interest income                                                  13,949                 13,563
Net income                                                            4,209                  3,801
Earnings per share:
  Basic                                                                1.06                   1.65
  Diluted                                                              1.06                   1.64
Total assets                                                        518,810                492,037
Total loans, net of unearned income                                 352,995                333,342
Total deposits                                                      447,897                420,006
Total stockholders' equity                                           54,365                 53,936

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

                                                              Virginia Financial   Virginia Commonwealth
                                                                Corporation        Financial Corporation
                                                              ------------------   ---------------------
As of and for the year ended December 31, 2000:
   Total interest income                                           $ 35,382               $ 33,022
   Net interest income                                               18,653                 17,641
   Net income                                                         6,203                  4,911
   Earnings per share:
     Basic                                                             1.56                   2.09
     Diluted                                                           1.56                   2.08
   Total assets                                                     499,802                459,221
   Total loans, net of unearned income                              335,902                308,406
   Total deposits                                                   425,241                389,896
   Total stockholders' equity                                        50,926                 49,960

The results of operations, assuming that the combination was consummated as of the beginning of the period presented, and selected components of financial position, assuming that the combination was consummated as of the end of the period presented, are summarized as follows (in thousands, except share data):

As of and for the year ended December 31, 2001:
    Total interest income                                        $   69,132
    Net interest income                                              36,977
    Net income                                                        9,882
    Earnings per share:
      Basic                                                            1.35
      Diluted                                                          1.35
    Total assets                                                  1,040,704
    Total loans, net of unearned income                             674,496
    Total deposits                                                  897,458
    Total stockholders' equity                                      106,707

Note 3. Restrictions on Cash

To comply with Federal Reserve Regulations, the Bank is required to maintain certain average reserve balances. The daily average reserve requirement was $9,347 and $7,961 for the periods December 31, 2001 and 2000, respectively.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 4. Securities

The amortized cost and estimated fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2001 and 2000, are as follows:

                                                       2001
                                 -----------------------------------------------
                                                Gross       Gross      Estimated
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains      (Losses)      Value
                                 ---------   ----------   ----------   ---------

U. S. Treasury                    $ 2,497       $ 92         $ --       $ 2,589
State and municipal                 7,789        234          (17)        8,006
                                  -------       ----         ----       -------
     Total                        $10,286       $326         $(17)      $10,595
                                  =======       ====         ====       =======


                                                       2000
                                 -----------------------------------------------
                                                Gross       Gross      Estimated
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains      (Losses)      Value
                                 ---------   ----------   ----------   ---------

U. S. Treasury                    $ 4,493       $ 25         $  (3)     $ 4,515
U.S. Government agencies           39,791         29          (316)      39,504
State and municipal                11,528         49           (21)      11,556
                                  -------       ----         -----      -------
     Total                        $55,812       $103         $(340)     $55,575
                                  =======       ====         =====      =======

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of the securities being held to maturity as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

                                                                2001
                                                    ---------------------------
                                                    Amortized    Estimated Fair
                                                       Cost          Value
                                                    ---------    --------------
Due in one year or less                              $ 2,747         $ 2,841
Due after one year through five years                  2,796           2,924
Due after five years through ten years                 3,781           3,807
Due after ten years                                      962           1,023
                                                     -------         -------
     Total                                           $10,286         $10,595
                                                     =======         =======

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2001 and 2000, are as follows:

                                                            2001
                                      -----------------------------------------------
                                                     Gross        Gross     Estimated
                                      Amortized   Unrealized   Unrealized      Fair
                                         Cost        Gains      (Losses)      Value
                                      ---------   ----------   ----------   ---------
U. S. Treasury                         $  5,956     $  374        $  --      $  6,330
U. S. Government agencies                 7,499        293           --         7,792
State and municipals                     41,785        487         (285)       41,987
Collateralized mortgage obligations      48,632        173         (132)       48,673
Mortgage backed securities               10,309         60           --        10,369
Other                                     8,443         62         (315)        8,190
                                       --------     ------        -----      --------
     Total                             $122,624     $1,449        $(732)     $123,341
                                       ========     ======        =====      ========

                                                            2000
                                      -----------------------------------------------
                                                     Gross        Gross     Estimated
                                      Amortized   Unrealized   Unrealized      Fair
                                         Cost        Gains      (Losses)      Value
                                      ---------   ----------   ----------   ---------
U. S. Treasury                         $ 5,947       $212         $  --      $ 6,159
U. S. Government agencies               34,069         74           (85)      34,058
State and municipals                    30,520        410          (200)      30,730
Corporate                                  750         --            (5)         745
Other                                    5,077         51          (287)       4,841
                                       -------       ----         -----      -------
     Total                             $76,363       $747         $(577)     $76,533
                                       =======       ====         =====      =======

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of the securities available for sale as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

                                                                 2001
                                                      --------------------------
                                                      Amortized   Estimated Fair
                                                         Cost         Value
                                                      ---------   --------------

Due in one year or less                                $  9,096      $  9,199
Due after one year through five years                    54,595        55,330
Due after five years through ten years                   32,596        32,856
Due after ten years                                      17,894        17,766
Other                                                     8,443         8,190
                                                       --------      --------
     Total                                             $122,624      $123,341
                                                       ========      ========

Proceeds from sales and calls of securities available for sale were $12,865, $3,297, and $40,621 for the years ended December 31, 2001, 2000 and 1999 respectively. Gross gains of $158, $61 and $79 and gross losses of $10, $14 and $3 were realized on these sales during 2001, 2000 and 1999 respectively.

There were no sales of securities held to maturity during 2001 or 2000. Gross losses of $14 were realized on calls of held to maturity securities during 1999.

The book value of securities pledged to secure deposits and for other purposes amounted to $30,994 and $30,156 at December 31, 2001 and 2000, respectively.

As permitted under FASB No. 133, the Corporation transferred securities held to maturity with a book value of $47,606 and a market value of $47,356 to securities available for sale as of January 1, 2001.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 5. Loans

A summary of the balances of loans follows:

                                                               December 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
Mortgage loans on real estate:
 Construction                                            $ 33,409       $ 22,633
 Secured by farmland                                          926          3,738
 Secured by 1-4 family residential                        145,466        129,510
 Other real estate loans                                   81,263         94,893
Loans to farmers (except those
secured by real estate)                                     1,778          2,534
Commercial and industrial loans
 (except those secured by real estate)                     46,519         45,836
Consumer installment loans                                 23,493         29,916
All other loans (including overdrafts)                      5,725          4,783
                                                         --------       --------
Total loans                                              $338,579       $333,843
 Less:  Unearned income                                       372            324
    Allowance for loan losses                               4,271          3,894
                                                         --------       --------
Net loans                                                $333,936       $329,625
                                                         ========       ========

Information about impaired loans as of and for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                     2001        2000       1999
                                                    ------      ------      ----
Impaired loans with a specific
 valuation allowance                                $5,329      $2,782      $179
                                                    ======      ======      ====

Valuation allowance related to
 impaired loans                                     $  810      $  830      $ 15
                                                    ======      ======      ====

Average balance in impaired loans                   $3,710      $2,779      $301
                                                    ======      ======      ====

Interest income recognized                          $  248      $  130      $  9
                                                    ======      ======      ====

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $560, $965 and $885 at December 31, 2001, 2000 and 1999,
respectively. If interest on these loans had been accrued, such income would have approximated $22, $69 and $86 for 2001, 2000 and 1999, respectively.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 6. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                   2001        2000        1999
                                                  ------      ------      ------

Balance, beginning                                $3,894      $3,470      $3,212
Recoveries                                           463          94          82
Provisions charged to operations                     562         696       1,100
                                                  ------      ------      ------
     Total                                        $4,919      $4,260      $4,394
Loans charged off                                    648         366         924
                                                  ------      ------      ------
Balance, ending                                   $4,271      $3,894      $3,470
                                                  ======      ======      ======

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment follows:

                                                           2001           2000
                                                          -------        -------

Land                                                      $ 1,636        $ 1,665
Buildings and leasehold improvements                        7,787          6,461
Furniture and equipment                                     6,915          6,701
                                                          -------        -------
                                                          $16,338        $14,827
Less accumulated depreciation                               7,632          7,088
                                                          -------        -------
                                                          $ 8,706        $ 7,739
                                                          =======        =======

Depreciation charged to operations was $924 in 2001, $921 in 2000, and $781 in 1999. Amortization expense on computer software was $174 in 2001, $147 in 2000, and $135 in 1999.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 8. Income Taxes

The components of the net deferred tax asset, included in other assets, are as follows:

                                                                December 31,
                                                           ---------------------
                                                            2001           2000
                                                           ------         ------
Deferred tax assets:
   Allowance for loan losses                               $1,207         $1,091
   Other                                                       82             51
                                                           ------         ------
                                                           $1,289         $1,142
                                                           ------         ------

Deferred tax liabilities:
    Bank premises                                            $176           $222
    Securities available for sale                             243             58
    Other                                                      24             15
                                                             ----           ----
                                                             $443           $295
                                                             ----           ----

                                                             $846           $847
                                                             ====           ====

The provision for income taxes charged to operations for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                               2001         2000          1999
                                              ------       ------        ------

Current tax expense                           $2,351       $2,537        $2,199
Deferred tax expense (benefit)                  (184)        (146)           52
                                              ------       ------        ------
                                              $2,167       $2,391        $2,251
                                              ======       ======        ======

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

                                               2001         2000         1999
                                              -------      -------      -------

Computed "expected" tax expense               $2,404       $2,922       $2,653
Increase (decrease) in income taxes
  resulting from:
    Tax-exempt interest income, net             (595)        (537)        (466)
    Merger expenses                              353           --           --
    Other                                          5            6           64
                                              ------       ------       ------
                                              $2,167       $2,391       $2,251
                                              ======       ======       ======

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 9. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $32,562 and $33,757 respectively.

At December 31, 2001, the scheduled maturities of time deposits were as follows:

2002                          $109,173
2003                            27,485
2004                             8,365
2005                            54,496
2006                             9,095
                              --------
                              $208,614
                              ========

Note 10. Related Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, their immediate families and affiliated companies in which they are principal stockholders, all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Aggregate loan transactions with related parties were as follows:

                                                       2001              2000
                                                      -----             ------

Beginning balance                                     $ 855             $1,016
New loans                                               754                611
Repayments                                             (662)              (772)
                                                      -----             ------
Ending balance                                        $ 947             $  855
                                                      =====             ======

Note 11. Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

At December 31, 2001 and 2000 the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                              2001        2000
                                                            -------      -------

Commitments to extend credit                                $80,324      $70,841
Standby letters of credit                                     4,249        2,586
Mortgage loans sold with potential recourse                  78,017       31,700

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

The Bank originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2001, the Bank originated $86,373 and sold $78,017 to investors, compared to $33,066 originated and $31,700 sold in 2000. Every contract with each investor contains certain recourse language which may vary from 90 days up to one year. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as part of a loan pool. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of a loan to the investor. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

The Corporation maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2001 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $15,691.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 12. Commitments and Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation's consolidated financial statements.

Note 13. Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the institution's category.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the table.

                                                                       Minimum
                                                                      To Be Well
                                                                   Capitalized Under
                                                 Minimum Capital   Prompt Corrective
                                     Actual       Requirement      Action Provisions
                               ---------------   ---------------   -----------------
                               Amount    Ratio   Amount    Ratio    Amount    Ratio
                               -------   -----   -------   -----    -------   -----
As of December 31, 2001:
  Total Capital (to Risk
    Weighted Assets):
        Consolidated           $55,209    14.1%  $31,271    8.0%       N/A
        Bank                   $43,275    11.3%  $30,526    8.0%    $38,157   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
        Consolidated           $50,938    13.0%  $15,635    4.0%      N/A
        Bank                   $39,004    10.2%  $15,263    4.0%    $22,894    6.0%
  Tier 1 Capital (to
    Average Assets):
        Consolidated           $50,938     9.7%  $21,006    4.0%     N/A
        Bank                   $39,004     7.6%  $20,604    4.0%    $25,756    5.0%

As of December 31, 2000:
  Total Capital (to Risk
    Weighted Assets):
        Consolidated           $52,529    15.5%  $27,043    8.0%      N/A
        Bank                   $40,120    12.0%  $26,705    8.0%    $33,381   10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
        Consolidated           $48,635    14.4%  $13,522    4.0%       N/A
        Bank                   $36,225    10.9%  $13,352    4.0%    $20,029    6.0%
  Tier 1 Capital (to
    Average Assets):
        Consolidated           $48,635     9.8%  $19,790    4.0%     N/A
        Bank                   $36,225     7.5%  $19,392    4.0%    $24,240    5.0%

Transfer of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 2001, the aggregate amount of unrestricted funds which could be transferred from the Corporation's subsidiary to the Parent Corporation, without prior regulatory approval, totaled $12,749 or 23.86% of the consolidated net assets.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 14. Employee Retirement Plan

The Corporation has a defined contribution retirement plan which covers substantially all full-time salaried employees. Contributions are at the discretion of the Board of Directors. Contributions amounted to $518, $455, and $404 in 2001, 2000 and 1999, respectively.

Note 15. Leases

The Bank leases its Terry Court banking facility located in the Terry Court Shopping Center on North Augusta Street, Staunton, Virginia. The lease provides for an original five-year term ending April 30, 1991, with options for three five-year extensions. The second option for a five-year extension was exercised.

The Bank leases a banking facility in Harrisonburg, Virginia. The lease provides for an original ten-year term ending July 31, 2008, with options for one additional ten-year term or one five-year term with one additional five-year term.

Building and equipment rental expense was $89, $83 and $68 for the years ended December 31, 2001, 2000 and 1999, respectively.

The future minimum annual lease payments are as follows:

2002                                $ 42
2003                                  43
2004                                  44
2005                                  45
2006                                  29
Thereafter                            34
                                    ----
                                    $237
                                    ====

Note 16. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities
For securities, fair values are based on quoted market prices or dealer quotes.

Loans Held for Sale
Fair values of mortgage loans held for sale are based on commitments on hand from investors.

Loan Receivables
For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.

Accrued Interest
The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2001 and 2000, the carrying amounts of loan commitments and stand-by letters of credit were deemed to approximate fair value.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The estimated fair values of the Corporation's financial instruments are as follows:

                                              2001                   2000
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying     Fair
                                        Amount     Value      Amount      Value
                                       --------   --------   --------   --------
Financial assets:
   Cash and short-term investments     $ 40,931   $ 40,931   $ 18,199   $ 18,199
   Securities                           133,627    133,936    132,345    132,108
   Loans held for sale                    9,570      9,570      2,383      2,383
   Loans                                333,936    355,674    329,625    335,882
   Accrued interest receivable            2,735      2,735      3,775      3,775

Financial liabilities:
   Deposits                            $463,653   $470,360   $425,241   $426,465
   Securities sold under
      agreements to repurchase           16,430     16,430     12,495     12,495
   Federal funds purchased                   --         --      6,000      6,000
   Federal Home Loan Bank advances           --         --      3,000      3,000
   Accrued interest payable               1,262      1,262      1,493      1,493

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

Note 17. Short-Term Borrowings

The Bank had unused lines of credit totaling $17,300 with nonaffiliated banks at December 31, 2001.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has available a $83,700 line of credit with the Federal Home Loan Bank of Atlanta which is secured by $141,123 in qualified 1-4 family residential real estate loans at December 31, 2001. Borrowings are secured by the Bank's 1-4 family residential loan portfolio. There were no outstanding borrowings on this line of credit at December 31, 2001. There was $3,000 in outstanding borrowings as of December 31, 2000.

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 18. Condensed Financial Information - Parent Corporation Only

                   VIRGINIA FINANCIAL CORPORATION
                      (Parent Corporation Only)

                           Balance Sheets
                     December 31, 2001 and 2000

                                                               2001      2000
                                                             -------   -------

  Assets
Cash on deposit with subsidiary bank                         $    19   $    94
Securities                                                    12,282    12,110
Accrued interest receivable                                       85       134
Investment in subsidiaries                                    41,471    38,522
Other assets                                                      70        83
                                                             -------   -------
        Total assets                                         $53,927   $50,943
                                                             =======   =======

  Liabilities
Due to subsidiary                                            $    --   $     6
Dividends payable                                                  3         3
Income taxes payable                                              --         8
Accrued expenses                                                 482        --
                                                             -------   -------
        Total liabilities                                    $   485   $    17
                                                             -------   -------

  Stockholders' Equity
Common stock                                                 $19,897   $19,905
Surplus                                                       12,994    13,027
Retained earnings                                             20,078    17,882
Accumulated other comprehensive income                           473       112
                                                             -------   -------
        Total stockholders' equity                           $53,442   $50,926
                                                             -------   -------

        Total liabilities and stockholders' equity           $53,927   $50,943
                                                             =======   =======

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

                         VIRGINIA FINANCIAL CORPORATION
                            (Parent Corporation Only)

                              Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999

                                                       2001     2000     1999
                                                      ------   ------   ------
Income
 Dividends from subsidiaries                          $3,000   $3,000   $3,000
 Interest on investments                                 504      572      535
 Interest on loans                                        --        5       10
 Miscellaneous income                                      1       --       --
 Gain on sale of securities                                5       46       10
                                                      ------   ------   ------
  Total income                                        $3,510   $3,623   $3,555
                                                      ------   ------   ------

Expenses
 Amortization                                         $   --   $   --   $   21
 Directors' fees                                          42       37       30
 Legal fees                                                3        8        8
 Stockholder accounting                                   14       14       12
 Merger expense                                        1,038       --       --
 Other                                                    29       34       34
                                                      ------   ------   ------
  Total expenses                                      $1,126   $   93   $  105
                                                      ------   ------   ------

  Income before income tax expense and equity in
   undistributed net income of subsidiaries           $2,384   $3,530   $3,450

 Income tax expense                                      103      140      123
                                                      ------   ------   ------

  Income before equity in undistributed net income
   of subsidiaries                                    $2,281   $3,390   $3,327

 Equity in undistributed net income of subsidiaries    2,622    2,813    2,227
                                                      ------   ------   ------
  Net income                                          $4,903   $6,203   $5,554
                                                      ======   ======   ======

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

                         VIRGINIA FINANCIAL CORPORATION
                            (Parent Corporation Only)

                            Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999

                                                           2001       2000        1999
                                                          -------    -------    --------
Cash Flows from Operating Activities
 Net income                                               $ 4,903    $ 6,203    $  5,554
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Accretion, net                                            (171)      (189)       (217)
   Amortization expenses                                       --         --          21
   Gain on sale of securities                                  (5)       (46)        (10)
   Undistributed earnings of subsidiaries                  (2,622)    (2,813)     (2,227)
   (Increase) decrease in accrued interest                     49         (2)        (71)
   (Increase) decrease in prepaid taxes                        (4)         4          (4)
   (Decrease) in due to subsidiary                             (6)       (10)         (6)
   Increase (decrease) in income taxes payable                 (8)         8          --
   Increase in other liabilities                              482         --          --
                                                          -------    -------    --------
    Net cash provided by operating activities             $ 2,618    $ 3,155    $  3,040
                                                          -------    -------    --------

Cash Flows from Investing Activities
 Proceeds from maturities and calls of securities
  available for sale                                      $ 3,247    $ 2,514    $  1,148
 Proceeds from sales of securities available for sale       3,668      3,296      13,961
 Purchases of securities available for sale                (6,860)    (5,655)    (17,199)
 Net decrease  in loans receivable                             --         --       1,757
                                                          -------    -------    --------
    Net cash provided by (used in) investing activities   $    55    $   155    $   (333)
                                                          -------    -------    --------

Cash Flows from Financing Activities
 Cash dividends paid                                      $(2,707)   $(2,709)   $ (2,618)
 Stock repurchase                                             (41)      (532)        (90)
                                                          -------    -------    --------
    Net cash (used in) financing activities               $(2,748)   $(3,241)   $ (2,708)
                                                          -------    -------    --------
    Increase (decrease) in cash and cash
      equivalents                                         $   (75)   $    69    $     (1)

Cash and Cash Equivalents
 Beginning                                                     94         25          26
                                                          -------    -------    --------
 Ending                                                   $    19    $    94    $     25
                                                          =======    =======    ========

VIRGINIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 19. Unaudited Interim Financial Information

     The results of operations for each of the quarters during the two years ended December 31, 2001 and 2000 are summarized below:

                                                  2001
                                              Quarter Ended
                              ---------------------------------------------------
                              March 31,   June 30,   September 30,   December 31,
                              ---------   --------   -------------   ------------
Interest income                $9,066      $8,801        $8,679         $8,142
Interest expense                4,284       4,269         4,044          3,658
 Net interest income            4,782       4,532         4,635          4,484
Provision for loan losses         151         257           118             36
  Total net interest income
    after provision             4,631       4,275         4,517          4,448
Non interest income             1,216       1,453         1,586          1,434
Non interest expense            3,622       4,009         4,091          4,768
Income before income
 taxes                          2,225       1,719         2,012          1,114
Provision for income taxes        627         442           678            420
 Net income                     1,598       1,277         1,334            694
 Net income per share,
  basic and diluted              0.40        0.32          0.34           0.17

                                                  2000
                                              Quarter Ended
                              ---------------------------------------------------
                              March 31,   June 30,   September 30,   December 31,
                              ---------   --------   -------------   ------------
Interest income                $8,340      $8,722       $9,060         $9,260
Interest expense                3,788       4,076        4,408          4,457
 Net interest income            4,552       4,646        4,652          4,803
Provision for loan losses         209         197          155            135
  Total net interest income
    after provision             4,343       4,449        4,497          4,668
Non interest income             1,239       1,140        1,133          1,284
Non interest expense            3,355       3,591        3,434          3,779
Income before income
 taxes                          2,227       1,998        2,196          2,173
Provision for income taxes        625         547          604            615
 Net income                     1,602       1,451        1,592          1,558
 Net income per share,
  basic and diluted              0.40        0.36         0.40           0.40