Form 10-Q
period 2002-03-31
VIRGINIA FINANCIAL GROUP INC
filed 2002-05-15
CIK 1036070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number   000-22283
                         ---------

                         Virginia Financial Group, Inc.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                   Virginia                                        54-1829288
------------------------------------------------            --------------------
         (State or other jurisdiction of                      (I.R.S. Employer
          Incorporation or organization)                     Identification No.)

 102 South Main Street, Culpeper, Virginia                          22701
------------------------------------------------            --------------------
    (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code) 540-829-1603
                                                     ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____.
                                              ---

         As of May 2, 2002, there were 7,286,428 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Group, Inc. held by nonaffiliates was approximately $206,570,234.

                         VIRGINIA FINANCIAL GROUP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                              Page No.
ITEM 1   Consolidated Financial Statements:

         Consolidated Balance Sheets                                               3

         Consolidated Statements of Income                                         4

         Consolidated Statements of Changes in Stockholders' Equity                5

         Consolidated Statements of Cash Flows                                   6-7

         Notes to Financial Statements                                          8-11

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             12-15

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk               15

                  PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                        15

ITEM 2   Change in Securities                                                     15

ITEM 3   Defaults Upon Senior Securities                                          15

ITEM 4   Submission of Matters to a Vote of Security Holders                      15

ITEM 5   Other Information                                                        16

ITEM 6   Exhibits and Reports on Form 8-K                                         16


                                  SIGNATURES                                      17

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)

                                                                     MARCH 31,                 DECEMBER 31,
                                                                       2002                       2001
                                                                 -----------------         -----------------
                                                                    (unaudited)
ASSETS

Cash and due from depository institutions                        $          40,412         $          42,573
Federal funds sold                                                          37,385                    20,908
Interest-bearing deposits in banks                                          24,801                    21,144
Securities (market value: 2002, $246,210; 2001, $245,494)                  245,957                   245,185
Loans held for sale                                                          8,521                    17,384
Loans receivable, net                                                      658,613                   658,416
Bank premises and equipment                                                 19,907                    20,111
Interest receivable                                                          5,768                     5,656
Other real estate owned                                                        248                       547
Intangibles                                                                  1,826                     1,866
Other assets                                                                 7,850                     6,914
                                                                 -----------------         -----------------

Total Assets                                                     $       1,051,288         $       1,040,704
                                                                 =================         =================

LIABILITIES
Deposits:
    Noninterest-bearing demand deposits                          $         151,490         $         146,850
    Savings and interest-bearing demand deposits                           341,441                   337,030
    Time deposits                                                          411,675                   413,579
                                                                 -----------------         -----------------
        Total deposits                                                     904,606                   897,459

Securities sold under agreements to repurchase                              17,760                    16,430
Federal funds purchased                                                        680                       500
Federal Home Loan Bank advances                                             12,280                    12,300
Short-term borrowings                                                          987                     1,053
Interest payable                                                             2,283                     2,579
Other liabilities                                                            4,506                     3,677
                                                                 -----------------         -----------------
    Total Liabilities                                                      943,102                   933,998
                                                                 -----------------         -----------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares,
    no shares outstanding)                                                       -                         -
Common stock, par value $5.00 per share; (Authorized
    25,000,000 shares; issued and outstanding 7,287,853 shares
    in 2002 and 7,300,638 in 2001)                                          36,439                    36,432
Capital surplus                                                             11,323                    11,332
Retained earnings                                                           58,911                    57,060
Accumulated other comprehensive income                                       1,513                     1,882
                                                                 -----------------         -----------------
    Total Stockholders' Equity                                             108,186                   106,706
                                                                 -----------------         -----------------

Total Liabilities and Stockholders' Equity                       $       1,051,288         $       1,040,704
                                                                 =================         =================

See accompanying notes to consolidated financial statements.

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (000 OMITTED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          2002                       2001
                                                                    -----------------         -----------------
                                                                       (unaudited)                (unaudited)
Interest Income
    Interest and fees on loans                                      $          12,685         $          14,172
    Interest on deposits in other banks                                           113                        79
    Interest on investment securities:
        Taxable                                                                   162                       162
    Interest and dividends on securities available for sale:
        Taxable                                                                 1,984                     2,261
        Nontaxable                                                                858                       687
        Dividends                                                                  72                        57
    Interest income on federal funds sold                                         144                       171
                                                                    -----------------         -----------------
              Total Interest Income                                            16,018                    17,613
                                                                    -----------------         -----------------
Interest Expense
    Interest on deposits                                                        5,883                     7,941
    Interest on Federal Home Loan Bank advances                                   203                       273
    Interest on federal funds purchased and securities sold under
        agreements to repurchase                                                   90                       202
    Interest on other short-term borrowings                                         3                         7
                                                                    -----------------         -----------------
              Total Interest Expense                                            6,179                     8,423
                                                                    -----------------         -----------------
    Net Interest Income                                                         9,839                     9,190
Less: Provision for loan losses                                                   401                       355
                                                                    -----------------         -----------------
    Net Interest Income after Provision for Loan Losses                         9,438                     8,835
Other Income
    Service charges on deposit accounts                                           750                       838
    Commissions and fees from fiduciary activities                                851                       615
    Investment fee income                                                         153                        78
    Other operating income                                                        381                       326
    (Losses) gains on securities available for sale                                (6)                       75
    Gains (losses) on other real estate owned                                      46                       (10)
    Fees on mortgage loans sold                                                   686                       421
                                                                    -----------------         -----------------
              Total Other Income                                                2,861                     2,343
                                                                    -----------------         -----------------
Other Expense
    Compensation and employee benefits                                          4,716                     4,139
    Net occupancy expense                                                       1,010                     1,063
    Computer services                                                             422                       406
    Professional fees                                                             135                       113
    Other operating expenses                                                    1,750                     1,549
                                                                    -----------------         -----------------
              Total Other Expense                                               8,033                     7,270
                                                                    -----------------         -----------------
    Income Before Income Tax Expense                                            4,266                     3,908
Income tax expense                                                              1,104                     1,082
                                                                    -----------------         -----------------
    Net Income                                                      $           3,162         $           2,826
                                                                    =================         =================

Earnings per Share, basic and diluted                               $             .43         $             .39
                                                                    =================         =================
Dividends per Share                                                 $             .18         $             .17
                                                                    =================         =================

See accompanying notes to consolidated financial statements.

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (000 OMITTED)

                                                                 Accumulated
                                                                   Other
                                        Common      Capital     Comprehensive    Retained      Comprehensive
                                        Stock       Surplus        Income        Earnings          Income          Total
                                       --------    ---------    -------------   ----------     -------------    -----------
Balance, January 1, 2001               $ 36,561    $  11,838    $         201   $   52,286     $           -    $   100,886
Net income                                    -            -                -        2,826             2,826          2,826
Other Comprehensive Income,
   net of tax:
     Unrealized gains on securities
       available for sale during the
       period, net of tax
       of $1,020                              -            -                -            -             1,979              -
       Less: reclassification
       adjustment, net of tax
       of $25                                 -            -                -            -               (50)             -
                                                                                               -------------
Other comprehensive income                    -            -                         1,929             1,929          1,929
                                                                                               -------------
     Comprehensive income                     -            -                -            -     $       4,755
                                                                                               =============
Cash dividends                                -            -                -       (1,279)                          (1,279)
Repurchase of common stock                  (58)        (156)               -            -                 -           (214)
                                       --------    ---------    -------------   ----------     -------------    -----------
Balance, March 31, 2001                $ 36,503    $  11,682    $       2,130   $   53,833     $           -    $   104,148
                                       ========    =========    =============   ==========     =============    ===========


Balance, January 1, 2002               $ 36,432    $  11,332    $       1,882   $   57,060     $           -    $   106,706
Net income                                    -            -                -        3,162             3,162          3,162
Other Comprehensive Income,
   net of tax:
     Unrealized losses on securities
       available for sale during the
       period, net of tax
       of ($188)                              -            -                -            -              (373)             -
     Add: reclassification
       adjustment, net of tax
       of $(2)                                -            -                -            -                 4              -
                                                                                               -------------
     Other comprehensive income               -            -             (369)                          (369)          (369)
                                                                                               -------------
     Comprehensive income                     -            -                -            -     $       2,793
                                                                                               =============
Cash dividends                                -            -                -       (1,311)                          (1,311)
Stock options exercised                       7           13                -            -                 -             20
Fractional shares paid in cash                -          (22)               -            -                 -            (22)
                                       --------   ----------    -------------   ----------     -------------    -----------
Balance, March 31, 2002                $ 36,439    $  11,323    $       1,513   $   58,911     $           -    $   108,186
                                       ========    =========    =============   ==========     =============    ===========

See accompanying notes to consolidated financial statements.

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         2002                       2001
                                                                   -----------------         -----------------
                                                                      (unaudited)                (unaudited)
OPERATING ACTIVITIES
    Net income                                                     $           3,162         $            2,826
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                               401                        355
         Deferred tax benefit                                                   (122)                       (49)
         Depreciation and amortization                                           544                        559
         Pension expense                                                          42                         17
         Loss (gain) on sale of securities available for sale                      6                        (75)
         (Gain) loss on sale of other real estate                                (46)                        10
         Loss on sale of fixed assets                                              -                         38
         Amortization of premiums and discounts on securities                    237                          4
         Fees on mortgage loans sold                                            (686)                      (421)
         Proceeds from sale of mortgage loans                                 46,286                     26,735
         Origination of loans for sale                                       (36,737)                   (27,033)
         Changes in assets and liabilities:
           (Increase) decrease in interest receivable                           (112)                       712
           (Increase) decrease in other assets                                  (647)                       133
           (Increase) decrease in interest payable                              (296)                      (231)
            Decrease (increase) in other liabilities                             811                        823
                                                                   -----------------          -----------------
                Net cash provided by operating activities                      3,980                      4,403
                                                                   -----------------          -----------------

INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                       18,649                      2,408
    Proceeds from maturities of investment securities                              -                     13,075
    Proceeds from maturities and principal payments
      of securities available for sale                                        15,147                     23,995
    Purchase of securities available for sale                                (35,372)                    (3,207)
    Purchase of premises and equipment                                          (300)                    (1,361)
    Proceeds from sale of premises and equipment                                   -                         30
    Additions to other real estate                                               (11)                       (54)
    Proceeds from sale of other real estate                                      356                        418
    Net increase in loans                                                       (598)                   (17,351)
                                                                   -----------------         ------------------
                Net cash (used in) provided by investing activities           (2,129)                    17,953
                                                                   -----------------         ------------------

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000 OMITTED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             2002                       2001
                                                                       ------------------        ------------------
                                                                          (unaudited)                (unaudited)
FINANCING ACTIVITIES
    Net increase in demand, money market and
      savings deposits                                                             9,051                     3,623
    Net (decrease) increase in time deposits                                      (1,903)                    2,889
    Payments of Federal Home Loan Bank advances                                      (20)                   (3,020)
    Net increase in repurchase agreements                                          1,330                     1,640
    Net increase (decrease) in federal funds purchased                               180                    (6,000)
    Net decrease in short-term borrowings                                            (66)                     (367)
    Fractional shares paid                                                           (22)                        -
    Repurchase of common stock                                                         -                      (214)
    Stock options exercised                                                           20                         -
    Cash dividends paid on common stock                                           (1,311)                   (1,279)
                                                                       ------------------        ------------------
                Net cash provided by (used in) financing activities                7,259                    (2,728)
                                                                       ------------------        ------------------

                Increase in cash and cash equivalents                             17,973                    19,628

CASH AND CASH EQUIVALENTS
    Beginning of the period                                                       84,625                    47,132
                                                                       ------------------        ------------------

    End of the period                                                  $         102,598         $          66,760
                                                                       ==================        ==================

Supplemental Schedule of Noncash Investing Activities
    Unrealized gain on securities available for sale                   $             561         $           2,922
                                                                       ==================        ==================

    Transfer of securities from held to maturity to available
      for sale                                                         $               -         $          22,040
                                                                       ==================        ==================

See accompanying notes to consolidated financial statements.

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

1. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 2001.

2. The results of operations for the three month period ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3. The Company's securities portfolio is composed of the following (000 omitted):

                                                                       Amortized                    Fair
                                                                         Cost                       Value
                                                                   -----------------         -----------------
        Securities Held to Maturity:
        ----------------------------
                                                                                March 31, 2002
                                                                   -------------------------------------------
                                                                                  (unaudited)
           U.S. Treasury Securities                                $           2,497         $           2,560
           Obligations of States and Political Subdivisions                    7,792                     7,982
                                                                   -----------------         -----------------
                                                                   $          10,289         $          10,542
                                                                   =================         =================

                                                                               December 31, 2001
                                                                   -------------------------------------------

           U.S. Treasury Securities                                $           2,497         $           2,589
           Obligations of States and Political Subdivisions                    7,789                     8,006
                                                                   -----------------         -----------------
                                                                   $          10,286         $          10,595
                                                                   =================         =================

        Securities Available for Sale:
        ------------------------------

                                                                                March 31, 2002
                                                                   -------------------------------------------
                                                                                  (unaudited)

           U.S. Treasury Securities                                $          18,891         $          19,209
           U.S. Government Securities                                         62,533                    63,265
           Obligations of States and Political Subdivisions                   77,260                    78,163
           Corporate Bonds                                                    12,470                    12,527
           Mortgage-backed securities                                         57,672                    57,906
           Other Securities                                                    4,532                     4,598
                                                                   -----------------         -----------------
                                                                   $         233,358         $         235,668
                                                                   =================         =================

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                            December 31, 2001
                                                                                -------------------------------------------
           U.S. Treasury Securities                                             $           8,459         $           8,893
           U.S. Government agencies                                                        46,562                    47,853
           Obligations of States and Political Subdivisions                                78,493                    79,093
           Corporate Bonds                                                                 12,964                    13,139
           Mortgage-backed securities                                                      80,983                    81,250
           Other Securities                                                                 4,568                     4,671
                                                                                -----------------         -----------------
                                                                                $         232,029         $         234,899
                                                                                =================         =================

4. The Company's loan portfolio is composed of the following (000 omitted):

                                                                                    March 31,                December 31,
                                                                                      2002                       2001
                                                                                -----------------         -----------------
                                                                                   (unaudited)
        Real estate loans:
              Construction                                                      $          54,097         $          61,899
              Secured by farmland                                                           2,837                     2,698
              Secured by 1 - 4 family residential                                         243,461                   248,877
              Other real estate loans                                                     221,521                   207,220
        Loans to farmers (except secured by real estate)                                    2,477                     2,615
        Commercial and industrial loans (except those
              secured by real estate)                                                      77,591                    75,057
        Loans to individuals for personal expenditures                                     57,363                    60,180
        All other loans                                                                     8,489                     9,041
                                                                                -----------------         -----------------
                                                                                          667,836                   667,587
        Less:
              Deferred loan fees                                                             (778)                     (905)
              Allowance for loan losses                                                    (8,445)                   (8,266)
                                                                                -----------------         -----------------
                                                                                $         658,613         $         658,416
                                                                                =================         =================


5. Activity in the allowance for loan losses is as follows (000 omitted):

                                                                                    March 31,                December 31,
                                                                                      2002                       2001
                                                                                -----------------         -----------------
                                                                                   (unaudited)
        Balance at January 1                                                    $           8,266         $           7,383

        Recoveries added to the allowance                                                      54                       608
        Loan losses charged to the allowance                                                 (276)                   (1,103)
        Provision recorded to expense                                                         401                     1,378
                                                                                -----------------         -----------------

        Balance at end of period                                                $           8,445         $           8,266
                                                                                =================         =================

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

6.   Short-term Borrowings:

     Outstanding short-term borrowings consisted of (000's omitted):

                                           March 31,           December 31,
                                             2002                  2001
                                       -----------------    -----------------
                                          (unaudited)
     Federal Reserve borrowings        $             987    $           1,053
                                       =================    =================

     Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The maximum amount available under this agreement is $1,000,000.

     Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

     The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders' equity for the three months ended March 31, 2002 or the year ended December 31, 2001.

7.   Federal Home Loan Bank Advances:

     The Corporation's fixed-rate, long-term debt of $12,280,000 at March 31, 2002 matures through 2010. At March 31, 2002, the interest rates on fixed-rate, long-term debt ranged from 5.73% to 7.07%. One advance totaling $280 thousand at March 31, 2002 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity. The average interest rate is 6.71% at March 31, 2002.

     The contractural maturities of long-term debt are as follows (000's omitted):

                       2002                          $            60
                       2003                                    3,080
                       2004                                       80
                       2005                                    4,060
                       2010                                    5,000
                                                     ---------------
                                                     $        12,280
                                                     ===============

     The advances are collateralized by a blanket lien on first mortgage loans of Second Bank and Trust and Caroline Savings Bank.

                 VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

8.   Earnings Per Share:

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2002 and 2001.

                                                       2002                               2001
                                      -------------------------------     --------------------------------
                                                           Per                                     Per
                                         Shares        Share Amount           Shares          Share Amount
                                      ------------     --------------     -------------       ------------
     Basic earnings per share           7,286,723      $        .43         7,308,338         $        .39
                                                       ============                           ============

     Effect of dilutive securities:
         Stock options                     20,507                              14,827
                                      -----------                         -----------

     Diluted earnings per share         7,307,230      $        .43         7,323,165         $        .39
                                      ===========      ============       ===========         ============

                         VIRGINIA FINANCIAL GROUP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. (the Company). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

In addition to historical information, statements contained in this report that are not historical facts may be construed as forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof.

Significant Accounting Policies

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's affiliate Bank's conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. In addition, to loans identified by lenders, all commercial loans also meet the Bank's criteria for individual impairment testing. Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility. When a loan has been identified as impaired, then a specific reserve may be established based on the Bank's calculation of the loss embedded in the individual loan. In addition to impairment testing, the Bank's have a seven point grading system for each loan in the portfolio. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful). Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans within a

                         VIRGINIA FINANCIAL GROUP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

particular loan type due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the degree of classification. Allowance factors used for unclassified loans are based on management's analysis of charge-off history and management's judgment based on the overall analysis of the lending environment including the general economic conditions. The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

Overview

Virginia Financial Group, Inc.'s consolidated net income for the quarter ended March 31, 2002 amounted to $3.16 million or $.43 per share, compared to earnings of $2.83 million or $.39 per share for the quarter ended March 31, 2001. Net income increased 11.9% and diluted earnings per share increased 10.3% compared to first quarter 2001 results due to improvement in net interest margin and continuing strength in non-interest income-producing business units. VFGI's earnings for the first quarter produced a return on average assets of 1.24% and a return on average equity of 11.88%, compared to prior year ratios of 1.21% and 11.22%, respectively.

Net Interest Income

Net interest income increased $649 thousand or 7.1% to $9.839 million for the three months ended March 31, 2002. This improvement can be attributed to an increase in average earning assets generated through loan and investment growth as well as a rising net interest margin. The net interest margin for the three months ended March 31, 2002 was 4.32%, compared to 4.24% for the year ended December 31, 2001. Average earning assets increased $82.14 million to $968.2 million at March 31, 2002, an increase of 9.3% over $886.08 million at March 31, 2001. The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable and investments. Last year's falling rate environment continued to have some impact on net interest margin during the quarter, with interest-bearing retail deposits repricing at current lower interest rates.

Noninterest Income

Noninterest income increased $518 thousand to $2.9 million for the three months ended March 31, 2002, an increase of 22.1% over the comparative period in 2001. VFGI's trust and investment advisory operations reported a 44.7% increase in fee income for the quarter, with gross fees of $1.0 million compared to $693 thousand in 2001. Assets under management were valued at $468.4 million at March 31, 2002, an increase of $19.5 million or 4.3% from $448.9 million at December 31, 2001. Mortgage operations also showed growth despite a recent rise in mortgage rates. Fee income from gains on sale of secondary market mortgages amounted to $686 thousand for the first quarter, an increase of $265 thousand or 63.0% compared to $421 thousand in 2001.

Noninterest Expense

Operating expenses increased $763 thousand, or 10.5% to $8.0 million for the three months ended March 31, 2002, compared to $7.3 million for the same period in 2001. Of this increase, approximately $577 thousand represents increases in compensation and benefits associated with increased pension costs, higher health insurance costs and a larger compensation base.

                         VIRGINIA FINANCIAL GROUP, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Asset Quality

Non-performing assets amounted to $3.0 million or .32% of loans and other property owned at March 31, 2002, compared to $3.9 million or .56% of loans and other property owned at December 31, 2001. The Company recorded a provision for loan losses of $401 thousand for the three month period ended March 31, 2002, compared to a provision of $355 thousand for the three month period ended March 31, 2001. Net charge-offs as a percentage of average loans receivable amounted to .033%, up slightly compared to .025% for first quarter 2001. The Company has experienced an increase in delinquencies, with loan delinquencies representing 1.77% of loans receivable at March 31, 2002, compared to 1.54% at December 31, 2001.

The allowance for loan losses at March 31, 2002 amounted to $8.4 million, compared to $8.3 million at December 31, 2001. The allowance for loan losses represents 305% of non-performing loans and 1.26% of gross loans receivable at March 31, 2002, compared to 252% and 1.24% at December 31, 2001.

The increased provision was a result of increased charge-offs and also considered necessary to provide an adequate allowance for inherent estimated losses in an increasing loan portfolio. The increase in the allowance for loan losses as a percentage of loans is attributable to several factors. The increase is due partly to the changing composition of the portfolio, with an increase in higher risk commercial real estate and other commercial loans of $16.8 million from December 31, 2001. The portfolio makeup also has additional risk from a higher concentration of small business lending which is more sensitive to a recession.

Liquidity and Capital Resources

The Company's capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders' equity as of March 31, 2002 of $108.19 million increased $1.5 million or approximately 1.4% from $106.71 million at December 31, 2001. This increase is primarily attributable to net income earned for the three months ended March 31, 2002. The Company's Tier I capital consists primarily of common stockholder's equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company's Tier 1 risk based capital ratio was 10.15% at March 31, 2002, compared to 10.02% at December 31, 2001, placing the Company in a well capitalized position as defined by regulators.

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition, and the Company's overall financial condition.

The Company's primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio. In addition, the affiliate banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity. The Corporation does not solicit brokered deposits, and is of the belief that predominantly all deposits are from established core depositors.

                         VIRGINIA FINANCIAL GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company's assets and liabilities are monetary in nature. Interest rates and thus the Company's asset liability management is impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company's Form 10K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against Virginia Financial Group, Inc. and its subsidiaries are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 2.           CHANGES IN SECURITIES.
                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  On January 15, 2002, the Company held a special meeting of its stockholders at which the Agreement and Plan of Reorganization, dated as of June 12, 2001, between Virginia Commonwealth Financial Corporation ("Virginia Commonwealth") and Virginia Financial Corporation ("Virginia Financial"), and a related Plan of Merger between the parties, were approved. In addition, stockholders approved the Virginia Financial Group, Inc. Stock Incentive Plan. Voting results were as follows:

                                                     FOR       AGAINST   ABSTAIN
                                                     ---       -------   -------
                      Reorganization and Merger   1,990,215     64,978   12,913
                      Stock Incentive Plan        1,940,944    105,095   22,067

                         VIRGINIA FINANCIAL GROUP, INC.
                           PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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

           On January 22, 2002, the Company filed a Form 8-K announcing that pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of June 12, 2001, between Virginia Commonwealth Financial Corporation ("Virginia Commonwealth") and Virginia Financial Corporation ("Virginia Financial"), and a related Plan of Merger between the parties, Virginia Financial and Virginia Commonwealth combined their businesses by merging Virginia Commonwealth with and into Virginia Financial. In connection with the Merger, Virginia Financial amended and restated its articles of incorporation and changed its name to "Virginia Financial Group, Inc."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          VIRGINIA FINANCIAL GROUP, INC.


                                     /s/ O.R. Barham, Jr.
                                   ----------------------
                                      O.R. Barham, Jr.
                                      President and Chief Executive Officer
                                      May 15, 2002



                                     /s/ Jeffrey  W. Farrar
                                   ------------------------
                                      Jeffrey W. Farrar, CPA
                                      Executive Vice President - Chief Financial
                                      Officer
                                      May 15, 2002