Form 10-Q
period 2002-06-30
VIRGINIA FINANCIAL GROUP INC
filed 2002-08-13
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number   000-22283

Virginia Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1829288

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

102 South Main Street, Culpeper, Virginia	22701

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  540-829-1603

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90  days.    Yes    ☒     No    ☐.

        As of August 2, 2002, there were 7,302,006 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Group, Inc. held by nonaffiliates was approximately $209,130,000.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

PART I - FINANCIAL INFORMATION

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000 OMITTED)

	JUNE 30, 2002	DECEMBER 31, 2001

	(unaudited)
ASSETS
Cash and due from depository institutions	$37,491	$42,573
Federal funds sold	29,227	20,908
Interest-bearing deposits in banks	519	556
Securities (market value: 2002, $300,862; 2001, $266,082)	300,358	265,773
Loans held for sale	6,926	17,384
Loans receivable, net	659,147	658,416
Bank premises and equipment	19,796	20,111
Interest receivable	5,857	5,656
Other real estate owned	100	547
Intangibles	1,787	1,866
Other assets	7,809	6,914

Total Assets	$1,069,017	$1,040,704

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$161,621	$146,850
Savings and interest-bearing demand deposits	351,570	337,030
Time deposits	407,778	413,579

Total deposits	920,969	897,459

Securities sold under agreements to repurchase	16,325	16,430
Federal funds purchased	—	500
Federal Home Loan Bank advances	12,260	12,300
Short-term borrowings	903	1,053
Interest payable	2,179	2,579
Other liabilities	3,892	3,677

Total Liabilities	956,528	933,998

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,302,006 shares in 2002 and 7,286,400 in 2001)	36,510	36,432
Capital surplus	11,516	11,332
Retained earnings	60,508	57,060
Accumulated other comprehensive income	3,955	1,882

Total Stockholders’ Equity	112,489	106,706

Total Liabilities and Stockholders’ Equity	$1,069,017	$1,040,704

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000 OMITTED)

	THREE MONTHS ENDED JUNE 30,
	2002	2001

	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,392	$14,023
Interest on deposits in other banks	2	24
Interest on investment securities:
Taxable	188	162
Interest and dividends on securities available for sale:
Taxable	2,166	2,001
Nontaxable	851	733
Dividends	86	57
Interest income on federal funds sold	120	414

Total Interest Income	15,805	17,414
Interest Expense
Interest on deposits	5,651	7,964
Interest on Federal Home Loan Bank advances	200	242
Interest on federal funds purchased and securities sold under agreements to repurchase	63	166
Interest on other short-term borrowings	1	6

Total Interest Expense	5,915	8,378

Net Interest Income	9,890	9,036
Less: Provision for loan losses	400	461

Net Interest Income after Provision for Loan Losses	9,490	8,575
Other Income
Service charges on deposit accounts	1,063	884
Commissions and fees from fiduciary activities	742	706
Investment fee income	159	98
Other operating income	334	225
Gain on sale of available for sale securities	237	99
Gain on sale of other real estate owned	10	14
Gain on sale of mortgage loans	560	682

Total Other Income	3,105	2,708

Other Expense
Compensation and employee benefits	5,082	4,595
Net occupancy and equipment expense	1,039	998
Computer services	423	412
Professional fees	275	189
Other operating expenses	1,851	1,547

Total Other Expense	8,670	7,741

Income Before Income Tax Expense	3,925	3,542
Income tax expense	1,000	951

Net Income	$2,925	$2,591

Earnings per Share, basic	$.40	$.35

Earnings per Share, diluted	$.40	$.35

Dividends per Share	$.18	$.17

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001

	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$25,077	$28,194
Interest on deposits in other banks	4	46
Interest on investment securities:
Taxable	350	324
Interest and dividends on securities available for sale:
Taxable	4,261	4,359
Nontaxable	1,709	1,405
Dividends	158	114
Interest income on federal funds sold	264	586

Total Interest Income	31,823	35,028

Interest Expense
Interest on deposits	11,534	15,904
Interest on Federal Home Loan Bank advances	403	516
Interest on federal funds purchased and securities sold under agreements to repurchase	153	367
Interest on other short-term borrowings	4	15

Total Interest Expense	12,094	16,802

Net Interest Income	19,729	18,226
Less: Provision for loan losses	801	816

Net Interest Income after Provision for Loan Losses	18,928	17,410
Other Income
Service charges on deposit accounts	1,813	1,722
Commissions and fees from fiduciary activities	1,593	1,321
Investment fee income	312	175
Other operating income	715	553
Gain on sale of available for sale securities	231	173
Gain on sale of other real estate owned	56	4
Gain on sale of mortgage loans	1,246	1,103

Total Other Income	5,966	5,051

Other Expense
Compensation and employee benefits	9,798	8,734
Net occupancy and equipment expense	2,049	2,062
Computer services	845	818
Professional fees	410	302
Other operating expenses	3,601	3,095

Total Other Expense	16,703	15,011

Income Before Income Tax Expense	8,191	7,450
Income tax expense	2,104	2,034

Net Income	$6,087	$5,416

Earnings per Share, basic	$.84	$.74

Earnings per Share, diluted	$.83	$.74

Dividends per Share	$.36	$.34

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(000 OMITTED)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total

Balance, January 1, 2001	$36,561	$11,838	$201	$52,286	$—	$100,886
Net income	—	—	—	5,416	5,416	5,416
Other Comprehensive Income, net of tax:
Unrealized gains on securities available for sale during the period, net of tax of $990	—	—	—	—	1,922	—
Less: reclassification adjustment, net of tax of $59	—	—	—	—	(114)	—

Other comprehensive income	—	—	1,808		1,808	1,808

Comprehensive income	—	—	—	—	$7,224

Cash dividends	—	—	—	(2,555)		(2,555)
Stock options exercised	61	78	—	—	—	139
Repurchase of common stock	(104)	(289)	—	—	—	(393)

Balance, June 30, 2001	$36,518	$11,627	$2,009	$55,147	$—	$105,301

Balance, January 1, 2002	$36,432	$11,332	$1,882	$57,060	$—	$106,706
Net income	—	—	—	6,087	6,087	6,087
Other Comprehensive Income, net of tax:
Unrealized gains on securities available for sale during the period, net of tax of $1,146	—	—	—	—	2,225	—
Add: reclassification adjustment, net of tax of $79	—	—	—	—	(152)	—

Other comprehensive income	—	—	2,073		2,073	2,073

Comprehensive income	—	—	—	—	$8,160

Cash dividends	—	—	—	(2,639)		(2,639)
Stock options exercised	78	206	—	—	—	284
Fractional shares paid in cash	—	(22)	—	—	—	(22)

Balance, June 30, 2002	$36,510	$11,516	$3,955	$60,508	$—	$112,489

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001

	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$6,087	$5,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	801	816
Deferred tax benefit	(323)	(120)
Depreciation and amortization	1,067	1,118
Pension expense	114	37
Gain on sale of available for sale securities	(231)	(173)
Gain on sale of other real estate owned	(56)	(4)
Loss on sale of fixed assets	—	40
Amortization of premiums and discounts on securities	308	4
Gain on sale of mortgage loans	(1,246)	(1,103)
Proceeds from sale of mortgage loans	91,384	62,802
Origination of loans for sale	(79,680)	(67,217)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(201)	563
Increase in other assets	(1,649)	(213)
Decrease in interest payable	(400)	(209)
Increase in other liabilities	82	39

Net cash provided by operating activities	16,057	1,796

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	27,858	9,290
Proceeds from maturities of investment securities	250	13,345
Proceeds from maturities and principal payments of securities available for sale	27,509	53,935
Purchase of securities available for sale	(87,111)	(53,888)
Purchase of premises and equipment	(707)	(2,523)
Proceeds from sale of premises and equipment	34	28
Additions to other real estate	(25)	(54)
Proceeds from sale of other real estate	678	566
Net increase in loans	(1,682)	(17,940)

Net cash (used in) provided by investing activities	(33,196)	2,759

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001

	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	29,311	16,093
Net (decrease) increase in time deposits	(5,800)	10,107
Payments of Federal Home Loan Bank advances	(40)	(3,040)
Net (decrease) increase in repurchase agreements	(105)	4,803
Net decrease in federal funds purchased	(500)	(6,000)
Net (decrease) increase in short-term borrowings	(150)	249
Fractional shares paid	(22)	—
Repurchase of common stock	—	(393)
Stock options exercised	284	139
Cash dividends paid on common stock	(2,639)	(2,555)

Net cash provided by financing activities	20,339	19,403

Increase in cash and cash equivalents	3,200	23,958
CASH AND CASH EQUIVALENTS
Beginning of the period	64,037	43,710

End of the period	$67,237	$67,668

Supplemental Schedule of Noncash Investing Activities
Unrealized gain on securities available for sale	$3,168	$2,736

Other real estate acquired in settlement of loans	$150	$101

Transfer of securities from held to maturity to available for sale	$—	$22,040

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND DECEMBER 31, 2001

1.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2001. Certain reclassifications have been made to prior amounts to conform to the current period presentation.

2.	The results of operations for the six month period ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.	The Company’s securities portfolio is composed of the following (000 omitted):
	Amortized Cost	Fair Value

Securities Held to Maturity:	June 30, 2002

	(unaudited)
U.S. Treasury Securities	$2,499	$2,551
Obligations of States and Political Subdivisions	7,544	7,996

	$10,043	$10,547

	December 31, 2001

U.S. Treasury Securities	$2,497	$2,589
Obligations of States and Political Subdivisions	7,789	8,006

	$10,286	$10,595

Securities Available for Sale:
	June 30, 2002

	(unaudited)
U.S. Treasury Securities	$21,060	$21,538
U.S. Government Securities	91,581	93,361
Obligations of States and Political Subdivisions	84,924	87,602
Corporate Bonds	15,058	15,397
Mortgage-backed securities	55,223	56,299
Other Securities	16,430	16,118

	$284,276	$290,315

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND DECEMBER 31, 2001

	December 31, 2001

U.S. Treasury Securities	$8,459	$8,893
U.S. Government agencies	46,562	47,853
Obligations of States and Political Subdivisions	78,493	79,093
Corporate Bonds	12,964	13,139
Mortgage-backed securities	80,983	81,250
Other Securities	25,156	25,259

	$252,617	$255,487

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	June 30, 2002	December 31, 2001

	(unaudited)
Real estate loans:
Construction	$49,857	$61,899
Secured by farmland	2,685	2,698
Secured by 1 – 4 family residential	244,672	248,877
Other real estate loans	230,520	207,220
Loans to farmers (except secured by real estate)	1,823	2,615
Commercial and industrial loans (except those secured by real estate)	74,017	75,057
Loans to individuals for personal expenditures	55,434	60,180
All other loans	9,733	9,041

	668,741	667,587
Less:
Deferred loan fees	(780)	(905)
Allowance for loan losses	(8,814)	(8,266)

	$659,147	$658,416

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	June 30, 2002	December 31 2001	June 30, 2001

	(unaudited)		(unaudited)
Balance at January 1	$8,266	$7,383	$7,383
Recoveries added to the allowance	157	608	124
Loan losses charged to the allowance	(410)	(1,103)	(605)
Provision recorded to expense	801	1,378	816

Balance at end of period	$8,814	$8,266	$7,718

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND DECEMBER 31, 2001

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):
	June 30, 2002	December 31, 2001

	(unaudited)
Federal Reserve borrowings	$903	$1,053

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the three months ended June 30, 2002 or the year ended December 31, 2001.

7.	Federal Home Loan Bank Advances:

The Corporation’s fixed-rate, long-term debt of $12,260,000 at June 30, 2002 matures through 2010.  At June 30, 2002, the interest rates on fixed-rate, long-term debt ranged from 5.33% to 7.07%.  One advance totaling $260 thousand at June 30, 2002 requires quarterly principal payments totaling $80 thousand annually plus interest.  The remainder of the advances requires quarterly interest payments with principal due upon maturity.  The average interest rate is 6.48% at June 30, 2002.

The contractual maturities of long-term debt are as follows (000’s omitted):
2002	$40
2003	3,080
2004	80
2005	4,060
2010	5,000

$12,260

The advances are collateralized by a blanket lien on first mortgage loans of Second Bank and Trust and Virginia Heartland Bank.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND DECEMBER 31, 2001

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2002 and 2001.

	2002		2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,291,941	$.40	7,304,424	$.35

Effect of dilutive securities:
Stock options	26,946		19,982

Diluted earnings per share	7,318,887	$.40	7,324,406	$.35

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2002 and 2001.

	2002		2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,289,346	$.84	7,306,429	$.74

Effect of dilutive securities:
Stock options	23,727		15,420

Diluted earnings per share	7,313,073	$.83	7,321,849	$.74

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. (the Company). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

In addition to historical information, statements contained in this report that are not historical facts may be construed as forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The Company’s affiliate Bank’s conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  In addition to loans identified by lenders, all commercial loans also meet the Bank’s criteria for individual impairment testing.   Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility.  When a loan has been identified as impaired, then a specific reserve may be established based on the Bank’s calculation of the loss embedded in the individual loan.  In addition to impairment testing, the Bank’s have a seven point grading system for each loan in the portfolio.  The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio.  Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful).  Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans within a

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

particular loan type due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the degree of classification.  Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions.  The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses.  This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended June 30, 2002 amounted to $2.93 million or $.40 per share, compared to earnings of $2.59 million or $.35 per share for the quarter ended June 30, 2001.  Net income increased 12.9% and diluted earnings per share increased 14.3% compared to second quarter 2001 due to an increased net interest margin and average earnings assets, and continuing strength in non-interest income-producing business units.  VFGI’s earnings for the second quarter produced an annualized return on average assets of 1.12% and an annualized return on average equity of 10.74%, compared to prior year ratios of 1.08% and 10.03%, respectively.

For the six months ended June 30, 2002, VFGI’s earnings was $6.09 million of $.83 per diluted share, compared to $5.42 million or $.74 per diluted share in 2001.  This earnings growth represents an increase of 12.4% in net income and a 12.2% increase in diluted earnings per share.

Net Interest Income

Net interest income increased $854 thousand or 9.5% to $9.89 million for the three months ended June 30, 2002.  This improvement can be attributed to an increase in average earning assets generated through loan and investment growth as well as an improved net interest margin.  The net interest margin for the three months ended June 30, 2002 was 4.27%, compared to 4.20% for the second quarter 2001. Average earning assets for the quarter ended June 30, 2002 increased $72.59 million to $977.73 million, an increase of 8.0% over $905.14 million for the same quarter in 2001.  The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable and investments.  Last year’s falling rate environment continued to have some impact on net interest margin during the quarter, with interest-bearing retail deposits repricing at current lower interest rates.

The following table provides information on average earning assets and interest-bearing liabilities for the months ended June 30, 2002 and 2001 as well as amounts and rates of tax equivalent interest earned and interest paid.  The tax equivalent adjustment, utilizing a federal statutory rate of 34%, amounted to $515 thousand and $457 thousand in 2002 and 2001, respectively.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Quarter ended June 30,

	2002			2001

	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate

	(in thousands)			(in thousands)
Securities
Taxable	$209,925	$2,451	4.77%	$147,534	$2,259	6.13%
Tax-exempt (1)	74,279	1,289	7.02%	62,943	1,088	6.91%

Total securities	284,204	3,740	5.38%	210,477	3,347	6.36%
Loans, net	664,316	12,458	7.63%	653,587	14,086	8.64%
Interest earning bank deposits	139	2	1.81%	2,283	24	3.80%
Federal funds sold	29,071	120	1.66%	38,788	414	4.28%

Total earning assets	$977,730	$16,320	6.80%	$905,135	$17,871	7.91%

Interest-bearing deposits:
Checking	$115,684	$309	1.08%	$97,650	$453	1.86%
Money market	127,030	601	1.90%	100,907	831	3.30%
Savings	100,329	396	1.58%	88,485	633	2.87%
Certificates of deposit:
Less than $100,000	328,030	3,426	4.19%	331,262	4,777	5.78%
$100,000 and more	85,289	919	4.31%	83,969	1,270	6.07%

Total interest-bearing deposits	756,362	5,651	3.00%	702,273	7,964	4.55%
Federal funds and repurchase agreements	17,719	63	1.43%	17,454	166	3.83%
Other short term borrowings	541	1	1.18%	598	5	3.75%
FHLB of Atlanta borrowings	12,423	200	6.46%	14,362	242	6.76%

Total interest-bearing liabilities	$787,045	$5,915	3.11%	$734,687	$8,377	4.57%

Net interest income		$10,405			$9,494
Interest rate spread			3.68%			3.34%
Interest expense as a percent of average earning assets			2.43%			3.71%
Net interest margin			4.27%			4.20%

(1) income and yields are reported on a taxable-equivalent basis

Non Interest Income

Noninterest income increased $397 thousand to $3.1 million for the three months ended June 30, 2002, an increase of 14.7% over the comparative period in 2001.  Income from service charges on deposit accounts totaled $1.1 million for the second quarter, an increase of 20.2% over 2001.  Growth in deposit accounts, improved fee structure and higher transaction volume resulted in the increase for the three month period in 2002 over 2001.  VFGI’s trust and investment advisory operations reported a 12.1% increase in fee income for the quarter, with gross fees of $901 thousand compared to $804 thousand in 2001.  This increase was a result of substantially higher fee based assets as well as increased income from retail brokerage fees.  Fee income from gains on sale of secondary market mortgages amounted to $560 thousand for the second quarter, a decrease of $122 thousand or 17.9% compared to $682 thousand in 2001.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Noninterest Expense

Operating expenses increased $929 thousand, or 12.0% to $8.7 million for the three months ended June 30, 2002, compared to $7.7 million for the same period in 2001.  Of this increase, approximately $487 thousand represents increases in compensation and benefits associated with increased pension costs, higher health insurance costs and a larger compensation base.  Nonrecurring expenses amounted to $270 thousand for the quarter, consisting of compensation associated with the acceleration of vesting on restricted stock awards and integration expenses associated with the conversion of Caroline Savings Bank into Virginia Heartland Bank.

Asset Quality

Non-performing assets, including loans past due 90 days and still accruing interest, amounted to $3.0 million or .45% of loans and other property owned at June 30, 2002, compared to $4.3 million or .65% of loans and other property owned at June 30, 2001. The Company recorded a provision for loan losses of $400 thousand for the three month period ended June 30, 2002, compared to a provision of $461 thousand for the three month period ended June 30, 2001.

The following table provides information on nonperforming assets and loans contractually past due:

	June 30, 2002	December 31, 2001	June 30, 2001

Non accrual loans	$2,938	$2,751	$1,729
Other real estate owned	100	547	602

Total nonperforming assets	$3,038	$3,298	$2,331

Loans past due as to principal or interest for 90 days or more accruing interest	$33	$213	$1,921

Nonperforming assets to total assets	.28%	.34%	.43%

Nonperforming assets to loans and other property	.45%	.53%	.65%

Allowance for loan losses as a percentage of loans receivable	1.32%	1.24%	1.19%

Allowance for loan losses as a percentage of nonperforming assets	287.01%	235.43%	181.51%

Net charge-offs as a percentage of average loans receivable	.04%	.08%	.07%

The provision for loan losses recorded for the quarter was necessary to provide an adequate allowance for inherent estimated losses in an increasing loan portfolio. The increase in the allowance for loan losses as a percentage of loans is attributable to several factors.  The increase is due partly to the changing composition of the portfolio, with an increase in higher risk non-residential real estate loans of $23.3 million from December 31, 2001.  The portfolio makeup also has additional risk from a higher concentration of small business lending which is more sensitive to a recession.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Liquidity and Capital Resources

The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.  Stockholders’ equity as of June 30, 2002 of $112.49 million increased $5.78 million or approximately 5.4% from $106.71 million at December 31, 2001.  This increase is primarily attributable to net income earned for the six months ended June 30, 2002.  The Company’s Tier I capital consists primarily of common stockholder’s equity.  Risk weighted assets are determined by assigning various risk levels to each asset type. The Company’s Tier 1 risk based capital ratio was 14.71% at June 30, 2002, compared to 13.98% at December 31, 2001, placing the Company in a well capitalized position as defined by regulators.

The following table includes information with respect to the Company’s risk-based capital as of June 30, 2002 (000 omitted):

Tier 1 capital	$106,747
Tier 2 capital	8,814
Total risk-based capital	115,561
Total risk-weighted assets	725,615
Average adjusted total assets	1,050,825

Capital ratios:
Tier 1 risk-based capital ratio	14.71%
Total risk-based capital ratio	15.93%
Leverage ratio (Tier 1 capital to average adjusted total assets)	10.16%
Equity to assets ratio	10.52%

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition, and the Company’s overall financial condition.

The Company’s primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio.  In addition, the affiliate banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity.  The Corporation does not solicit brokered deposits, and is of the belief that predominantly all deposits are from established core depositors.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. Interest rates and thus the Company’s asset liability management is impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10K for the year ended December 31, 2001.

PART II – OTHER INFORMATION

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

ITEM 2.	CHANGES IN SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The annual meeting of stockholders of Virginia Financial Group, Inc. was held on April 17, 2002.

The following directors were elected for terms expiring in 2005:

	FOR	AGAINST

E. Page Butler	5,008,978	77,427
Gregory L. Fisher	5,016,727	69,678
Christopher M. Hallberg	5,034,457	51,948
Martin F. Lightsey	5,035,883	50,522
James S. Quarforth	4,904,066	182,339

The following directors’ term of office continued after the meeting:
Harry V. Boney, Jr.	Lee S. Baker
Fred D. Bowers	O.R. Barham, Jr.
Taylor E. Gore	Benham M. Black
Jan S. Hoover	Presley W. Moore, Jr.
W. Robert Jebson, Jr.	Thomas F. Williams, Jr.
H. Wayne Parrish

Votes were cast in ratification of the selection of Yount, Hyde & Barbour, P.C. as external auditors of the Company for fiscal 2002.

VIRGINIA FINANCIAL GROUP, INC.
PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8–K.

The following exhibits either are filed as part of this Report or are incorporated herein by reference:

	Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

	Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O.R. Barham, Jr.

O.R. Barham, Jr.
President and Chief Executive Officer
August 13, 2002

/s/ Jeffrey W. Farrar

Jeffrey W. Farrar, CPA
Executive Vice President - Chief Financial Officer
August 13, 2002