Form 10-Q
period 2002-09-30
VIRGINIA FINANCIAL GROUP INC
filed 2002-11-14
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

          As of November 1, 2002, there were 7,253,588 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Group, Inc. held by nonaffiliates was approximately $220,799,219.

VIRGINIA FINANCIAL GROUP, INC.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000 OMITTED)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(unaudited)
ASSETS
Cash and due from depository institutions	$42,066	$42,573
Federal funds sold	16,077	20,908
Interest-bearing deposits in banks	409	556
Securities (market value: 2002, $321,049; 2001, $266,082)	320,230	265,773
Loans held for sale	7,606	17,384
Loans receivable, net	675,005	658,416
Bank premises and equipment	21,648	20,111
Interest receivable	5,688	5,656
Other real estate owned	643	547
Intangibles	1,747	1,866
Other assets	6,697	6,914

Total Assets	$1,097,816	$1,040,704

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$173,503	$146,850
Savings and interest-bearing demand deposits	369,400	337,030
Time deposits	403,783	413,579

Total deposits	946,686	897,459
Securities sold under agreements to repurchase	14,105	16,430
Federal funds purchased	—	500
Federal Home Loan Bank advances	12,240	12,300
Short-term borrowings	956	1,053
Interest payable	2,019	2,579
Other liabilities	5,774	3,677

Total Liabilities	981,780	933,998

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,256,588 shares in 2002 and 7,304,970 in 2001)	36,283	36,432
Capital surplus	10,344	11,332
Retained earnings	62,342	57,060
Accumulated other comprehensive income	7,067	1,882

Total Stockholders’ Equity	116,036	106,706

Total Liabilities and Stockholders’ Equity	$1,097,816	$1,040,704

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000 OMITTED)

	THREE MONTHS ENDED SEPTEMBER 30,

	2002	2001

	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,533	$13,955
Interest on deposits in other banks	—	22
Interest on investment securities:
Taxable	156	154
Interest and dividends on securities available for sale:
Taxable	2,275	2,073
Nontaxable	900	798
Dividends	57	53
Interest income on federal funds sold	117	280

Total Interest Income	16,038	17,335

Interest Expense
Interest on deposits	5,388	7,669
Interest on Federal Home Loan Bank advances	203	238
Interest on federal funds purchased and securities sold under agreements to repurchase	60	136
Interest on other short-term borrowings	2	6

Total Interest Expense	5,653	8,049

Net Interest Income	10,385	9,286
Less: Provision for loan losses	401	322

Net Interest Income after Provision for Loan Losses	9,984	8,964
Other Income
Service charges on deposit accounts	1,212	892
Commissions and fees from fiduciary activities	735	831
Investment fee income	67	82
Gain on sale of mortgage loans	801	689
(Loss) gain on sale of available for sale securities	(38)	46
Loss on sale of other real estate owned	(2)	(8)
Other operating income	372	297

Total Other Income	3,147	2,829

Other Expense
Compensation and employee benefits	4,865	4,269
Net occupancy and equipment expense	1,112	1,026
Computer services	509	406
Professional fees	25	117
Other operating expenses	2,339	2,138

Total Other Expense	8,850	7,956

Income Before Income Tax Expense	4,281	3,837
Income tax expense	1,133	1,243

Net Income	$3,148	$2,594

Earnings per Share, basic	$.43	$.36

Earnings per Share, diluted	$.43	$.35

Dividends per Share	$.18	$.17

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$37,610	$42,150
Interest on deposits in other banks	4	68
Interest on investment securities:
Taxable	506	478
Interest and dividends on securities available for sale:
Taxable	6,536	6,432
Nontaxable	2,609	2,203
Dividends	215	167
Interest income on federal funds sold	381	865

Total Interest Income	47,861	52,363

Interest Expense
Interest on deposits	16,922	23,573
Interest on Federal Home Loan Bank advances	606	754
Interest on federal funds purchased and securities sold under agreements to repurchase	213	505
Interest on other short-term borrowings	6	19

Total Interest Expense	17,747	24,851

Net Interest Income	30,114	27,512
Less: Provision for loan losses	1,202	1,138

Net Interest Income after Provision for Loan Losses	28,912	26,374
Other Income
Service charges on deposit accounts	3,025	2,614
Commissions and fees from fiduciary activities	2,328	2,152
Investment fee income	379	258
Gain on sale of mortgage loans	2,047	1,792
Gain on sale of available for sale securities	193	220
Gain on sale of other real estate owned	54	12
Other operating income	1,087	832

Total Other Income	9,113	7,880

Other Expense
Compensation and employee benefits	14,663	13,003
Net occupancy and equipment expense	3,161	3,087
Computer services	1,354	1,224
Professional fees	435	419
Other operating expenses	5,940	5,235

Total Other Expense	25,553	22,968

Income Before Income Tax Expense	12,472	11,286
Income tax expense	3,237	3,276

Net Income	$9,235	$8,010

Earnings per Share, basic	$1.27	$1.10

Earnings per Share, diluted	$1.26	$1.09

Dividends per Share	$.54	$.51

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(000 OMITTED)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total

Balance, January 1, 2001	$36,561	$11,838	$201	$52,286	$—	$100,886
Net income	—	—	—	8,010	8,010	8,010
Other Comprehensive Income, net of tax:
Unrealized gains on securities available for sale during the period, net of tax of $1,675	—	—	—	—	3,618	—
Less: reclassification adjustment, net of tax of $75	—	—	—	—	(145)	—

Other comprehensive income	—	—	3,473	—	3,473	3,473

Comprehensive income	—	—	—	—	$11,483

Cash dividends	—	—	—	(3,834)		(3,834)
Stock options exercised	69	91	—	—		160
Repurchase of common stock	(105)	(289)	—	—		(394)

Balance, September 30, 2001	$36,525	$11,640	$3,674	$56,462		$108,301

Balance, January 1, 2002	$36,432	$11,332	$1,882	$57,060	$—	$106,706
Net income	—	—	—	9,235	9,235	9,235
Other Comprehensive Income, net of tax:
Unrealized gains on securities available for sale during the period, net of tax of $2,660	—	—	—	—	5,312	—
Less: reclassification adjustment, net of tax of $66	—	—	—	—	(127)	—

Other comprehensive income	—	—	5,185	—	5,185	5,185

Comprehensive income	—	—	—	—	$14,420

Cash dividends	—	—	—	(3,953)		(3,953)
Stock options exercised	91	226	—	—		317
Repurchase of common stock	(240)	(1,192)	—	—		(1,432)
Fractional shares paid in cash	—	(22)	—	—		(22)

Balance, September 30, 2002	$36,283	$10,344	$7,067	$62,342		$116,036

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$9,235	$8,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,202	1,138
Deferred tax benefit	(371)	(22)
Depreciation and amortization	1,757	1,660
Pension expense	185	56
Gain on sale of available for sale securities	(193)	(220)
Gain on sale of other real estate owned	(54)	(12)
Loss on sale of fixed assets	—	40
Amortization of premiums and discounts on securities	338	117
Gain on sale of mortgage loans	(2,047)	(1,792)
Proceeds from sale of mortgage loans	121,692	108,069
Origination of loans for sale	(109,867)	(109,190)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(32)	886
(Increase) decrease in other assets	(1,382)	70
Decrease in interest payable	(560)	(506)
Increase (decrease) in other liabilities	1,094	(54)

Net cash provided by operating activities	20,997	8,250

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	30,024	13,451
Proceeds from maturities of investment securities	750	15,655
Proceeds from maturities and principal payments of securities available for sale	47,596	72,147
Purchase of securities available for sale	(125,000)	(85,538)
Purchase of securities held to maturity	—	(2,619)
Purchase of premises and equipment	(3,210)	(3,064)
Proceeds from sale of premises and equipment	35	28
Additions to other real estate	(29)	(54)
Proceeds from sale of other real estate	678	644
Net increase in loans	(18,482)	(39,801)

Net cash used by investing activities	(67,638)	(29,151)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	59,023	42,744
Net (decrease) increase in time deposits	(9,795)	10,022
Payments of Federal Home Loan Bank advances	(60)	(5,060)
Net (decrease) increase in repurchase agreements	(2,325)	1,885
Net decrease in federal funds purchased	(500)	(6,000)
Net (decrease) increase in short-term borrowings	(97)	270
Fractional shares paid	(22)	—
Repurchase of common stock	(1,432)	(394)
Stock options exercised	317	160
Cash dividends paid on common stock	(3,953)	(3,834)

Net cash provided by financing activities	41,156	39,793

(Decrease) increase in cash and cash equivalents	(5,485)	18,892

CASH AND CASH EQUIVALENTS
Beginning of the period	64,037	43,710

End of the period	$58,552	$62,602

Supplemental Schedule of Noncash Investing Activities
Unrealized gain on securities available for sale	$7,972	$5,293

Other real estate acquired in settlement of loans	$691	$101

Transfer of securities from held to maturity to available for sale	$—	$22,040

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

1.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2001. Certain reclassifications have been made to prior amounts to conform to the current period presentation.

2.	The results of operations for the nine month period ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value

	September 30, 2002

	(unaudited)
Securities Held to Maturity:

U.S. Treasury Securities	$2,499	$2,527
Obligations of States and Political Subdivisions	7,047	7,838

	$9,546	$10,365

	December 31, 2001

U.S. Treasury Securities	$2,497	$2,589
Obligations of States and Political Subdivisions	7,789	8,006

	$10,286	$10,595

	September 30, 2002

	(unaudited)
Securities Available for Sale:

U.S. Treasury Securities	$10,104	$10,842
U.S. Government Securities	118,024	121,185
Obligations of States and Political Subdivisions	88,146	93,321
Corporate Bonds	15,547	16,153
Mortgage-backed Securities	53,868	55,238
Other Securities	14,155	13,945

	$299,844	$310,684

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	December 31, 2001

U.S. Treasury Securities	$8,459	$8,893
U.S. Government Securities	46,562	47,853
Obligations of States and Political Subdivisions	78,493	79,093
Corporate Bonds	12,964	13,139
Mortgage-backed securities	80,983	81,250
Other Securities	25,156	25,259

	$252,617	$255,487

4.     The Company’s loan portfolio is composed of the following (000 omitted):

	September 30, 2002	December 31, 2001

	(unaudited)
Real estate loans:
Construction	$60,331	$61,899
Secured by farmland	2,883	2,698
Secured by 1 – 4 family residential	241,093	248,877
Other real estate loans	254,795	207,220
Loans to farmers (except secured by real estate)	1,621	2,615
Commercial and industrial loans (except those secured by real estate)	61,123	75,057
Loans to individuals for personal expenditures	55,239	60,180
All other loans	7,887	9,041

	684,972	667,587
Less:
Deferred loan fees	(734)	(905)
Allowance for loan losses	(9,233)	(8,266)

	$675,005	$658,416

5.     Activity in the allowance for loan losses is as follows (000 omitted):

	September 30, 2002	December 31, 2001	September 30, 2001

	(unaudited)		(unaudited)
Balance at January 1	$8,266	$7,383	$7,383

Recoveries added to the allowance	239	608	255
Loan losses charged to the allowance	(474)	(1,103)	(840)
Provision recorded to expense	1,202	1,378	1,138

Balance at end of period	$9,233	$8,266	$7,936

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	September 30, 2002	December 31, 2001

	(unaudited)
Federal Reserve borrowings	$956	$1,053

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the nine months ended September 30, 2002 or the year ended December 31, 2001.

7.	Federal Home Loan Bank Advances:

The Corporation’s fixed-rate, long-term debt of $12,240,000 at September 30, 2002 matures through 2010.  At September 30, 2002, the interest rates on fixed-rate, long-term debt ranged from 5.13% to 7.07%.  One advance totaling $240 thousand at September 30, 2002 requires quarterly principal payments totaling $80 thousand annually plus interest.  The remainder of the advances requires quarterly interest payments with principal due upon maturity.  The average interest rate is 6.43% at September 30, 2002.

The contractual maturities of long-term debt are as follows (000’s omitted):

2002	$20
2003	3,080
2004	80
2005	4,060
2010	5,000

$12,240

The advances are collateralized by a blanket lien on first mortgage loans of Second Bank and Trust and Virginia Heartland Bank.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2002 and 2001.

	2002		2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,275,958	$.43	7,304,403	$.36

Effect of dilutive securities:
Stock options	28,187		23,311

Diluted earnings per share	7,304,145	$.43	7,327,714	$.35

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2002 and 2001.

	2002		2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,284,835	$1.27	7,305,747	$1.10

Effect of dilutive securities:
Stock options	25,213		19,373

Diluted earnings per share	7,310,148	$1.26	7,325,120	$1.09

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  In addition to loans identified by lenders, all commercial loans also meet the Banks criteria for individual impairment testing.   Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility.  When a loan has been identified as impaired, then a specific reserve may be established based on the Banks calculation of the loss embedded in the individual loan.  In addition to impairment testing, the Banks have a seven point grading system for each loan in the portfolio.  The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio.  Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful).  (Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category.)  Classified loans are assigned a higher allowance factor than non-rated loans within a

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

particular loan type due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the degree of classification.  Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions.  The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses.  This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended September 30, 2002 amounted to $3.15 million or $.43 per diluted share, compared to earnings of $2.59 million or $.35 per diluted share for the quarter ended September 30, 2001.  Net income increased 21.4% and diluted earnings per share increased 22.9% compared to third quarter 2001 due to an increased net interest margin and average earnings assets, and continuing strength in non-interest income-producing business units.  VFGI’s earnings for the third quarter produced an annualized return on average assets of 1.12% and an annualized return on average equity of 11.61%, compared to prior year ratios of 1.08% and 10.01%, respectively.

Excluding non-recurring net-of-tax charges consisting of integration costs associated with charter and system conversions of $197 thousand for 2002 and merger related expenses of $567 thousand in 2001, third quarter earnings amounted to $3.35 million or $.46 per diluted share, an increase of 6% compared to earnings of $3.16 million or $.43 per diluted share in 2001.  Excluding the nonrecurring expenses, VFGI earned an annualized return on average assets of 1.23% and an annualized return on average equity of 11.79% for the quarter in 2002 compared to 2001 third quarter ratios of 1.27% and 11.96%, respectively.

For the nine months ended September 30, 2002, VFGI’s earnings were $9.24 million or $1.26 per diluted share, compared to $8.01 million or $1.09 per diluted share in 2001.  This earnings growth represents an increase of 15.29% in net income and a 15.60% increase in diluted earnings per share.  VFGI’s net income results yielded an annualized return on average assets of 1.17% and an annualized return on average shareholders’ equity of 11.20%, compared with prior year ratios of 1.10% and 10.28%, respectively.  Earnings for the nine months ended September 30, excluding net-of-tax nonrecurring expenses noted above amounting to $275 thousand and $593 thousand, were $9.51 million, or $1.30 per diluted share, an increase of 10.5% compared to earnings of $8.60 million or $1.18 million per share in 2001.  Utilizing recurring earnings, VFGI earned an annualized return on average assets of 1.20% and annualized return on average equity of 11.54% for the nine month period in 2002 and average assets of 1.18% and return on average equity of 11.04% for 2001.

The following table provides a reconciliation of GAAP earnings to recurring earnings for the periods presented (000 omitted):

	Quarter Ending September 30,		Nine Months Ending September 30,

	2002	2001	2002	2001

GAAP earnings	$3,148	$2,594	$9,235	$8,010
Nonrecurring expenses:
Charter and system conversions	197	—	275	—
Merger expenses	—	567	—	593

Recurring earnings	$3,345	$3,161	$9,510	$8,603

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased $1.1 million or 11.8% to $10.39 million for the three months ended September 30, 2002.  This improvement can be attributed to an increase in average earning assets generated through loan and investment growth as well as an improved net interest margin.  The net interest margin for the three months ended September 30, 2002 was 4.33%, compared to 4.23% for the third quarter 2001. Average earning assets for the quarter ended September 30, 2002 increased $81.8 million to $1.01 billion, an increase of 8.8% over $925.64 million for the same quarter in 2001.  The increase in average earning assets can be attributed to growth in retail deposits, which were used to fund increases in loans receivable and investments.  Last year’s falling rate environment continued to have some impact on net interest margin during the quarter, with interest-bearing retail deposits repricing at current lower interest rates.

The following table provides information on average earning assets and interest-bearing liabilities for the three months ended September 30, 2002 and 2001 as well as amounts and rates of tax equivalent interest earned and interest paid.  The tax equivalent adjustment, utilizing a federal statutory rate of 34%, amounted to $510 and $483 thousand in 2002 and 2001, respectively.

	Quarter ended September 30,

	2002			2001

	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate

	(in thousands)			(in thousands)
Securities
Taxable	$228,061	$2,471	4.33%	$155,464	$2,290	5.89%
Tax-exempt (1)	77,968	1,365	7.00%	70,162	1,209	6.89%

Total securities	306,029	3,836	5.01%	225,626	3,499	6.20%
Loans, net	673,149	12,595	7.48%	664,868	14,017	8.43%
Interest earning bank deposits	505	2	1.58%	2,345	22	3.75%
Federal funds sold	27,762	115	1.66%	32,804	280	3.41%

Total earning assets	$1,007,445	$16,548	6.57%	$925,643	$17,818	7.70%

Interest-bearing deposits:
Checking	$119,242	$292	0.97%	$99,499	$440	1.75%
Money market	142,870	599	1.66%	109,591	848	3.07%
Savings	103,868	394	1.50%	90,924	608	2.65%
Certificates of deposit:
Less than $100,000	322,286	3,217	3.96%	332,139	4,541	5.42%
$100,000 and more	84,788	886	4.15%	87,486	1,232	5.59%

Total interest-bearing deposits	773,054	5,388	2.77%	719,639	7,669	4.23%

Federal funds and repurchase agreements	16,481	60	1.44%	17,782	136	3.03%
Other short term borrowings	818	2	0.97%	675	6	3.53%
FHLB of Atlanta borrowings	12,260	203	6.57%	14,098	238	6.70%

Total interest-bearing liabilities	$802,613	$5,653	2.79%	$752,194	$8,049	4.25%

Net interest income		$10,895			$9,769
Interest rate spread			3.78%			3.45%
Interest expense as a percent of average earning assets			2.24%			3.47%
Net interest margin			4.33%			4.23%

(1) income and yields are reported on a taxable-equivalent basis

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased $318 thousand to $3.15 million for the three months ended September 30, 2002, an increase of 11.2% over the comparative period in 2001.  Income from service charges on deposit accounts totaled $1.21 million for the third quarter, an increase of 35.9% over 2001.  Growth in deposit accounts, improved fee structure and higher transaction volume resulted in the increase for the three month period in 2002 over 2001.  VFGI’s trust and investment advisory operations reported a 12.3% decrease in fee income for the quarter, with gross fees of $802 thousand compared to $913 thousand in 2001.  This decrease was a result of lower fee based assets primarily due to declining market valuations, as well as a decrease in income from retail brokerage fees.  Mortgage operations continued to show growth in fee income and profitability.  Fee income from gains on sale of secondary market mortgages amounted to $801 thousand for the third quarter, an increase of $113 thousand or 16.3% compared to $689 thousand in 2001.

Noninterest Expense

Operating expenses increased $894 thousand, or 11.2% to $8.9 million for the three months ended September 30, 2002, compared to $8.0 million for the same period in 2001.  Of this increase, approximately $596 thousand represents increases in compensation and benefits associated with increased incentive plan expense, pension costs, higher health insurance costs and a larger compensation base.  Included in other expense are nonrecurring expenses amounted to $267 thousand for the quarter, consisting of computer system conversion costs and integration expenses associated with the conversion of Caroline Savings Bank into Virginia Heartland Bank.

Asset Quality

Non-performing assets, including loans past due 90 days and still accruing interest, amounted to $1.2 million or .17% of loans and other property owned at September 30, 2002, compared to $3.8 million or .56% of loans and other property owned at September 30, 2001. The Company had a $1.4 million commercial loan that was brought current during the quarter and accounts for the decrease in nonperforming assets.  This loan continues to be monitored and is a watch list credit.  The Company recorded a provision for loan losses of $401 thousand for the three month period ended September 30, 2002, compared to a provision of $322 thousand for the three month period ended September 30, 2001.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented:

	September 30, 2002	December 31, 2001	September 30, 2001

Non accrual loans	$527	$2,751	$1,893
Other real estate owned	643	547	532

Total nonperforming assets	$1,170	$3,298	$2,425

Loans past due as to principal or interest for 90 days or more accruing interest	$2	$213	$1,390

Nonperforming assets to total assets	.11%	.34%	.38%

Nonperforming assets to loans and other property	.17%	.53%	.56%

Allowance for loan losses as a percentage of loans receivable	1.35%	1.24%	1.16%

Allowance for loan losses as a percentage of nonperforming assets	787.8%	235.43%	208.02%

Net charge-offs as a percentage of average loans receivable	.04%	.08%	.09%

The allowance for loan losses was $9.2 million or 1.35% of loans at September 30, 2002, compared to $8.3 million or 1.24% of loans at December 31, 2001.  The increase in the allowance as a percentage of loans reflects higher provisions for loan losses in view of the economic slowdown and a change in the risk profile of the loan portfolio.  Non-residential real estate loans increased $47.6 million or 23.0% from December 31, 2001, and now represent 37.2% of the loan portfolio compared to 31.0% at the end of 2001.  In addition, VFGI has provided additional allowance for acquired entities to align their collection, credit evaluation and charge-off policies and procedures with those of the Company.

Liquidity and Capital Resources

The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.  Stockholders’ equity as of September 30, 2002 of $116.0 million increased $9.3 million or approximately 8.74% from $106.7 million at December 31, 2001.  This increase is primarily attributable to net income earned for the nine months ended September 30, 2002.  The Company’s Tier I capital consists primarily of common stockholder’s equity.  Risk weighted assets are determined by assigning various risk levels to each asset type. The Company’s Tier 1 risk based capital ratio was 14.02% at September 30, 2002, compared to 13.98% at December 31, 2001, placing the Company in a well-capitalized position as defined by regulators.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes information with respect to the Company’s risk-based capital as of September 30, 2002 (000 omitted):

Tier 1 capital	$107,222
Tier 2 capital	9,233
Total risk-based capital	116,455
Total risk-weighted assets	764,873
Average adjusted total assets	1,075,804

Capital ratios:
Tier 1 risk-based capital ratio	14.02%
Total risk-based capital ratio	15.23%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.97%
Equity to assets ratio	10.57%

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

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronoucements

The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002.  FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001).   Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

The Corporation is currently in the process of evaluating the impact, if any, arising from the adoption of Statement 147.

PART I – FINANCIAL INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10K for the year ended December 31, 2001.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS .

There are no material legal proceedings to which the Registrant or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened.  Any legal proceeding presently pending or threatened against Virginia Financial Group, Inc. and its subsidiaries are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a.) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

	Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

	Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

	Exhibit No. 99.1	§ 906 Certification

(b.) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/    O.R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 12, 2002

/s/    Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 12, 2002

CERTIFICATIONS

I, O. R. Barham, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Virginia Financial Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results

22

of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ O. R. Barham, Jr.
O. R. Barham, Jr.
President and Chief Executive Officer

23

I, Jeffrey W. Farrar, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Virginia Financial Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/    Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer

24