Form 10-K
period 2002-12-31
VIRGINIA FINANCIAL GROUP INC
filed 2003-03-31
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-22283

Virginia Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1829288
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

102 S. Main Street, Culpeper, Virginia	22701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 829-1603

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
None	None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, $5.00 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Act).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2002 was $217,995,689.

As of March 17, 2003, there were 7,161,234 shares of common stock, $5.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

2002 Annual Report to Stockholders; and Notice of Annual Meeting and Proxy Statement dated March 31, 2003 - Part III

PART I

Item 1. Business

THE COMPANY

GENERAL

On January 18, 2002, Virginia Financial Corporation completed its merger of equals with Virginia Commonwealth Financial Corporation, creating Virginia Financial Group, Inc. (VFGI), currently one of the largest independent bank holding companies in the Commonwealth of Virginia with total assets of approximately $1.2 billion. The combined company also represents the fourth largest independent trust company based on assets managed of approximately $430 million. Affiliates of the Company include: Planters Bank & Trust Company of Virginia – in Staunton, Second Bank & Trust – in Culpeper, Virginia Heartland Bank – in Fredericksburg and Virginia Commonwealth Trust Company – in Culpeper. The organization has a network of twenty-eight branches serving a contiguous market throughout the Shenandoah Valley and central and northern central Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Fredericksburg and Harrisonburg.

VFGI’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFGI’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFGI’s affiliate banks. VFGI’s trust company provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers.

EMPLOYEES

At December 31, 2002, VFGI had 431 full time equivalent employees. No employees are represented by any collective bargaining unit. VFGI considers relations with its employees to be good.

COMPETITION

VFGI and its affiliates incur strong competition in each of its primary markets from large regional and national financial institutions, savings and loans, credit unions and other community banking organizations. In addition, consumer finance companies, asset managers and mortgage companies all provide competition. Out-of-state bank holding companies are providing increased competition through merger and acquisition of Virginia banks.

VFGI’s deposit market share at June 30, 2002 represented .87% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

No material part of the business of the affiliate banks is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the banks. Management is not aware of any indications that the business of the banks or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

VFGI is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and State Corporation Commission (“SCC”). As a bank holding company, VFGI is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board, FDIC and SCC also may conduct examinations of VFGI and/or its affiliates.

The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted on November 12, 1999. The Act draws new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

The Act creates a new form of financial organization called a financial holding company that may own bank’s, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.

A bank holding company must satisfy special criteria to qualify for the expanded powers authorized by the Act, including the maintenance of a well-capitalized and well-managed status for all affiliate banks and a satisfactory community reinvestment rating.

Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank categorized the Company as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the institution’s category.

Dividends

VFGI is a separate operating entity from its affiliates, and thus has liquidity needs that are funded primarily from the revenues of its affiliates. The parent company’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking and trust subsidiaries. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined During 2002, the banking subsidiaries and the non-bank subsidiary transferred $6.6 million to the Parent Corporation as working capital. As of December 31, 2002, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Corporation without prior regulatory approval totaled $25.9 million or 22.63% of the consolidated net assets.

Community Reinvestment Act

VFGI’s affiliate banks are subject to the requirements of the Community Reinvestment Act (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the needs of the local communities, including low and moderate income neighborhoods. Each bank’s efforts in meeting such goals are evaluated by regulatory agencies as defined above based on twelve assessment factors. Restrictions on operating activities may be imposed if unsatisfactory ratings are assessed.

LENDING ACTIVITIES

VFGI’s affiliate banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within the banks’ market region.

VFGI’s residential real estate loan portfolio (including home equity lines) represented approximately 31% of its total loan portfolio at December 31, 2002. The residential mortgage loans made by VFGI’s affiliate banks are made predominately for single family, owner-occupied residences within their market region. Residential mortgage loans offered by VFGI’s affiliate banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan. Collateral consists of the deed of trust on the financed property and the loan generally does not exceed 80% of the collateral value. In addition, VFGI’s affiliate banks sell into the secondary market permanent residential mortgage loans that conform to each agency’s underwriting guidelines. VFGI does not maintain the servicing rights on these sold loans.

The commercial real estate portfolio represents approximately 42% of the real estate portfolio. This category includes owner-occupied commercial loans collateralized by real estate. These loans are made at a maximum of 80% loan-to-value and are either fixed or adjustable rate loans. These loans are generally personally guaranteed by the principals of the business.

Approximately 9% of VFGI’s loan portfolio at December 31, 2002, was comprised of commercial loans. VFGI’s affiliate banks offer a variety of commercial loans within their market region, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although VFGI’s affiliate banks typically look to the borrower’s cash flow as the principal source of repayment for such loans, assets, such as accounts receivable, inventory and equipment, secure many of the loans within this category. VFGI’s commercial loans generally bear a fixed rate of interest and many are made on a demand basis.

VFGI’s real estate construction portfolio historically has been a relatively small portion of the total loan portfolio. At December 31, 2002, construction loans represented 8% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. VFGI’s construction loans generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project.

Consumer loans were 8% of VFGI’s total loan portfolio at December 31, 2002. VFGI’s affiliate banks offer a wide variety of consumer loans, which include installment loans, credit card loans, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the banks’ respective market region.

Credit Policies and Procedures

VFGI has established guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review.

VFGI’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer’s lending authority, the loan request must be approved by an officer with a higher lending limit or by the bank’s loan review committee. Each bank’s loan review committee can make loans up to their legal lending limit. On a combined basis for all banks this was approximately $15 million at December 31, 2002. Borrower requests exceeding an individual affiliate bank’s legal lending limit will be made in participation with other affiliates, but only after review and approval by VFGI’s executive committee.

All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal.

VFGI maintains its allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate and commercial. In addition, the affiliate banks periodically review significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support projected loan growth. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

An impaired loan is charged-off when management determines that the prospect of recovery of the principal of the loan has significantly diminished.

DEPOSITS

VFGI’s affiliate banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions.

VFGI’s affiliate banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. VFGI’s affiliate banks establish deposit rates based on a variety of factors, including competitive conditions and liquidity needs. VFGI’s affiliate banks do not accept brokered deposits.

No material portion of the deposits of VFGI’s affiliate banks has been obtained from a single or a small group of customers, and the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the business of VFGI’s affiliate banks.

ACCESS TO FILINGS

The Company’s Annual Report on Form 10-K, and previous filings on Form 10-Q and 8-K, are available at www.vfgi.net. A copy of the Company’s filings will be sent, without charge, to any shareholder upon written request to: Lee M. Kerns, Administrative Assistant, at 102 South Main Street, P. O. Box 71, Culpeper, Virginia 22701.

Item 2. Properties

VFGI and its affiliates own or lease buildings that are used in the normal course of business. The Company’s headquarters is located at 102 S. Main Street in Culpeper, Virginia, but it also considers its office at 24 South Augusta Street in Staunton, Virginia as a headquarters location. Both buildings are owned by the Company. The Company’s affiliate banks own or lease twenty-eight branch locations in Virginia. Additional information regarding lease commitments can be found on page 37 of the 2002 Audited Financial Statements which is attached hereto as Exhibit 99.1 incorporated herein.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

Item 3. Legal Proceedings

VFGI is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items will not have a material effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

See “Stock and Dividend Information” on page 21 and “Shareholder Reference” on the inside back cover of the 2002 Annual Report which is attached hereto as Exhibit 13 incorporated by reference herein.

Item 6. Selected Financial Data

See “Selected Financial Data” on page 9 of the 2002 Annual Report which is attached hereto as Exhibit 13 incorporated by reference herein.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 21 of the 2002 Annual Report which is attached hereto as Exhibit 13 incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

See “Interest Rate Sensitivity” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 and 21 of the 2002 Annual Report which is attached hereto as Exhibit 13 incorporated by reference herein.

ITEM 8. Financial Statements and Supplementary Data

Information with respect to the consolidated financial statements, notes and report of independent auditors can be found in the 2002 Annual Report which is attached hereto as Exhibit 13 incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information with respect to Directors is incorporated by reference herein from pages 2 through 6 of the Company’s 2002 Proxy Statement, which is attached hereto as Exhibit 99, related to “Election of Directors.” The executive officers of the Company as of March 17, 2003 are as follows:

Name	Age	Current Position
Harry V. Boney, Jr.	69	Mr. Boney is Chairman of the Board of the Company. Mr. Boney previously served as President and Chief Executive Officer of Planters Bank & Trust. He has served as a director of the Company since 1975.

O.R. Barham, Jr.	52

Mr. Barham is President and Chief Executive Officer of the Company. Prior to January 18, 2002, he served as President and Chief Executive Officer of Virginia Commonwealth. He has served as a director of the Company since 1996.

Jeffrey W. Farrar	42

Mr. Farrar is Executive Vice President and Chief Financial Officer of Company. Mr. Farrar has served as Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation, since 1996.

ITEM 11. Executive Compensation

Incorporated by reference herein from pages 8 through 11 of the Company’s 2002 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference hereto from page 3 and 6 of the Company’s 2002 Proxy Statement, under the caption “Security Interest of Certain Beneficial Owners and Management”, and page 8 of the Proxy Statement under the caption “Equity Compensation Plans”.

ITEM 13. Certain Relationships and Related Transactions

Incorporated by reference herein from page 13 of the Company’s 2002 Proxy Statement under the caption “Interest of Management and Board in Certain Transactions”.

ITEM 14 – Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports of Form 8-K

The following documents are filed as part of this report:

(a)(1) Financial Statements

Pages 22 through 43 of the 2002 Annual Report which is incorporated by reference herein.

(b)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

Exhibit No. 11	Computation of per share earnings (incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

Exhibit No. 13	2002 Annual Report to Stockholders.

Exhibit No. 99	2002 Annual Proxy Statement.

(b) Current Reports on Form 8-K.

No reports on Form 8-K were required to be filed during the last quarter of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Financial Group, Inc. Culpeper, Virginia	Virginia Financial Group, Inc. Culpeper, Virginia

/s/ O.R. BARHAM, JR.	/s/ JEFFREY W. FARRAR

O.R. Barham, Jr., President and Chief Executive Officer	Jeffrey W. Farrar, Executive Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the dates indicated.

Signature	Capacity	Date

/s/ HARRY V. BONEY, JR.	Chairman of the Board of Directors	March 31, 2003
Harry V. Boney, Jr.

/s/ TAYLOR E. GORE	Director	March 31, 2003
Taylor E. Gore

/s/ LEE S. BAKER	Director	March 31, 2003
Lee S. Baker

/s/ BENHAM M. BLACK	Director	March 31, 2003
Benham M. Black

/s/ FRED D. BOWERS	Director	March 31, 2003

Signature	Capacity	Date

Fred D. Bowers

/s/ E. PAGE BUTLER	Director	March 31, 2003
E. Page Butler

/s/ GREGORY L. FISHER	Director	March 31, 2003
Gregory L. Fisher

/s/ CHRISTOPHER M. HALLBERG	Director	March 31, 2003
Christopher M. Hallberg

/s/ JAN S. HOOVER	Director	March 31, 2003
Jan S. Hoover

/s/ W. ROBERT JEBSON, JR.	Director	March 31, 2003
W. Robert Jebson, Jr.

/s/ MARTIN F. LIGHTSEY	Director	March 31, 2003
Martin F. Lightsey

/s/ P.WILLIAM MOORE, JR.	Director	March 31, 2003
P. William Moore, Jr.

/s/ H. WAYNE PARRISH	Director	March 31, 2003
H. Wayne Parrish

/s/ THOMAS F. WILLIAMS, JR.	Director	March 31, 2003
Thomas F. Williams, Jr.

Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

The undersigned, as the Chief Executive Officer and Chief Financial Officer of Virginia Financial Group, Inc., respectively, certify that the Annual Report on Form 10-K for the year ended December 31, 2002, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Virginia Financial Group, Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.

/s/ O.R. BARHAM, JR.
President and Chief Executive Officer

/s/ JEFFREY W. FARRAR
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, O. R. Barham, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Virginia Financial Group, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ O. R. BARHAM, JR.
O. R. Barham, Jr. President and Chief Executive Officer

CERTIFICATIONS

I, Jeffrey W. Farrar, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Virginia Financial Group, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ JEFFREY W. FARRAR
Jeffrey W. Farrar Executive Vice President and Chief Financial Officer