Form 10-Q
period 2003-03-31
VIRGINIA FINANCIAL GROUP INC
filed 2003-05-14
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

www. vfgi.net

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

          As of May 5, 2003, there were 7,161,159 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Group, Inc. held by nonaffiliates was approximately $218,415,350.

VIRGINIA FINANCIAL GROUP, INC.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000 OMITTED)

	MARCH 31, 2003	DECEMBER 31, 2002

	(unaudited)
ASSETS
Cash and due from depository institutions	$40,753	$44,790
Federal funds sold	22,629	26,270
Interest-bearing deposits in banks	320	487
Securities (market value: 2003, $316,319; 2002, $300,016)	315,633	299,262
Loans held for sale	14,747	17,228
Loans receivable, net	706,751	691,799
Bank premises and equipment, net	22,270	22,089
Interest receivable	5,556	5,618
Other real estate owned	894	894
Core deposit intangibles	1,669	1,708
Other assets	4,571	4,760

Total Assets	$1,135,793	$1,114,905

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$181,807	$171,412
Savings and interest-bearing demand deposits	395,605	386,722
Time deposits	402,800	401,688

Total deposits	980,212	959,822
Securities sold under agreements to repurchase	18,440	19,155
Federal Home Loan Bank advances	12,200	12,220
Short-term borrowings	438	1,040
Interest payable	1,845	1,928
Other liabilities	7,092	6,369

Total Liabilities	1,020,227	1,000,534

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,160,334 in 2003 and 7,176,741 in 2002)	35,802	35,884
Capital surplus	7,775	8,143
Retained earnings	66,137	64,134
Accumulated other comprehensive income	5,852	6,210

Total Stockholders’ Equity	115,566	114,371

Total Liabilities and Stockholders’ Equity	$1,135,793	$1,114,905

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,208	$12,685
Interest on deposits in other banks	2	2
Interest on investment securities:
Taxable	114	162
Interest and dividends on securities available for sale:
Taxable	1,920	2,095
Nontaxable	894	858
Dividends	55	72
Interest income on federal funds sold	79	144

Total Interest Income	15,272	16,018

Interest Expense
Interest on deposits	4,750	5,883
Interest on Federal Home Loan Bank advances	192	203
Interest on federal funds purchased and securities sold under agreements to repurchase	48	90
Interest on other short-term borrowings	1	3

Total Interest Expense	4,991	6,179

Net Interest Income	10,281	9,839
Less: Provision for loan losses	323	401

Net Interest Income after Provision for Loan Losses	9,958	9,438
Other Income
Service charges on deposit accounts	1,248	750
Commissions and fees from fiduciary activities	779	851
Investment fee income	233	153
Other operating income	312	381
Gains (losses) on securities available for sale	24	(6)
Gains (losses) on other real estate owned	—	46
Fees on mortgage loans sold	1,063	686

Total Other Income	3,659	2,861

Other Expense
Compensation and employee benefits	5,258	4,716
Net occupancy expense	570	484
Supplies and equipment	948	728
Computer services	341	417
Professional fees	212	113
Other operating expenses	1,821	1,575

Total Other Expense	9,150	8,033

Income Before Income Tax Expense	4,467	4,266
Income tax expense	1,173	1,104

Net Income	$3,294	$3,162

Earnings per Share, basic and diluted	$.46	$.43

Dividends per Share	$.18	$.18

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(000 OMITTED)
(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total

Balance, January 1, 2002	$36,436	$11,329	$1,882	$57,060		$106,707
Net income	—	—	—	3,162	3,162	3,162
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $(188)	—	—	—	—	(373)	—
Add: reclassification adjustment, net of tax of $2	—	—	—	—	4	—

Other comprehensive income	—	—	(369)	—	(369)	(369)

Comprehensive income	—	—	—	—	$2,793	—

Cash dividends	—	—	—	(1,311)		(1,311)
Stock options exercised	7	13	—	—		20
Fractional shares paid in cash	(4)	(18)	—	—		(22)

Balance, March 31, 2002	$36,439	$11,324	$1,513	$58,911		$108,187

Balance, January 1, 2003	$35,884	$8,143	$6,210	$64,134		$114,371
Net income	—	—	—	3,294	3,294	3,294
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $(120)	—	—	—	—	(342)	—
Less: reclassification adjustment, net of tax of $(9)	—	—	—	—	(16)	—

Other comprehensive income	—	—	(358)	—	(358)	(358)

Comprehensive income	—	—	—	—	$2,936	—

Cash dividends	—	—	—	(1,291)		(1,291)
Repurchase of common stock	(82)	(368)	—	—		(450)

Balance, March 31, 2003	$35,802	$7,775	$5,852	$66,137		$115,566

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$3,294	$3,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	323	401
Deferred tax benefit	(77)	(122)
Depreciation and amortization	743	544
Pension expense	86	42
(Gain) loss on sale of securities available for sale	(24)	6
(Gain) on sale of other real estate	—	(46)
(Gain) on sale of fixed assets	(1)	—
Amortization of premiums and discounts on securities	164	237
Fees on mortgage loans sold	(1,063)	(686)
Proceeds from sale of mortgage loans	62,498	46,286
Origination of loans for sale	(58,954)	(36,737)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	62	(112)
Decrease (increase) in other assets	230	(647)
(Decrease) in interest payable	(83)	(296)
Increase in other liabilities	905	811

Net cash provided by operating activities	8,103	12,843

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	12,209	18,649
Proceeds from maturities of investment securities	—	—
Proceeds from maturities and principal payments of securities available for sale	47,445	15,147
Purchase of securities available for sale	(76,716)	(35,372)
Purchase of premises and equipment	(899)	(300)
Proceeds from sale of premises and equipment	15	—
Additions to other real estate	—	(11)
Proceeds from sale of other real estate	—	356
(Increase) in cash surrender value of life insurance	(39)	—
Net increase in loans	(15,275)	(598)

Net cash used in investing activities	(33,260)	(2,129)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	19,278	9,051
Net increase (decrease) in time deposits	1,112	(1,903)
Payments of Federal Home Loan Bank advances	(20)	(20)
Net (decrease) increase in repurchase agreements	(715)	1,330
Net increase in federal funds purchased	—	180
Net decrease in short-term borrowings	(602)	(66)
Fractional shares paid	—	(22)
Repurchase of common stock	(450)	—
Stock options exercised	—	20
Cash dividends paid on common stock	(1,291)	(1,311)

Net cash provided by financing activities	17,312	7,259

(Decrease) increase in cash and cash equivalents	(7,845)	17,973
CASH AND CASH EQUIVALENTS
Beginning of the period	71,547	84,625

End of the period	$63,702	$102,598

Supplemental Schedule of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(551)	$561

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND DECEMBER 31, 2002

1.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002.

2.

The results of operations for the three month period ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value

	March 31, 2003

	(unaudited)
Securities Held to Maturity:
Obligations of States and Political Subdivisions	$7,053	$7,739

	December 31, 2002

Obligations of States and Political Subdivisions	$7,050	$7,804

	March 31, 2003

	(unaudited)
Securities Available for Sale:
U.S. Treasury securities	$22,075	$22,727
U.S. Government securities	120,899	123,863
State and municipals	87,615	91,552
Corporate bonds	13,534	14,250
Collateralized mortgage obligations	16,418	16,777
Mortgage-backed securities	22,630	23,447
Equity securities	2,951	2,881
Restricted stock	3,837	3,837
Other securities	9,246	9,246

	$299,205	$308,580

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND DECEMBER 31, 2002

	December 31, 2002

U.S. Treasury securities	$10,090	$10,810
U.S. Government securities	111,979	115,217
State and municipals	88,627	92,661
Corporate bonds	15,542	16,221
Collateralized mortgage obligations	20,275	20,727
Mortgage-backed securities	27,813	28,815
Equity securities	2,950	2,750
Restricted stock	3,634	3,634
Other securities	1,377	1,377

	$282,287	$292,212

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	March 31, 2003	December 31, 2002

	(unaudited)
Real estate loans:
Construction	$60,829	$57,032
Secured by 1 – 4 family residential	230,359	217,673
Commercial and multifamily	302,702	298,839
Commercial, financial and agricultural loans	66,733	64,146
Consumer loans	51,781	54,738
All other loans	4,368	9,233

	716,772	701,661
Less:
Deferred loan fees	(654)	(682)
Allowance for loan losses	(9,367)	(9,180)

	$706,751	$691,799

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	March 31, 2003	December 31, 2002	March 31, 2002

	(unaudited)		(unaudited)
Balance at January 1	$9,180	$8,266	$8,266
Recoveries added to the allowance	39	275	54
Loan losses charged to the allowance	(175)	(963)	(276)
Provision recorded to expense	323	1,602	401

Balance at end of period	$9,367	$9,180	$8,445

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND DECEMBER 31, 2002

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	March 31, 2003	December 31, 2002

	(unaudited)
Federal Reserve borrowings	$438	$1,040

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the three months ended March 31, 2003 or the year ended December 31, 2002.

7.	Federal Home Loan Bank Advances:

The Corporation’s fixed-rate, long-term debt of $12,200,000 at March 31, 2003 matures through 2010.  At March 31, 2003, the interest rates on fixed-rate, long-term debt ranged from 4.73% to 7.07%.  One advance totaling $200 thousand at March 31, 2003 requires quarterly principal payments totaling $80 thousand annually plus interest.  The remainder of the advances requires quarterly interest payments with principal due upon maturity.  The average interest rate is 6.33% at March 31, 2003.

The contractual maturities of long-term debt are as follows (000’s omitted):

2003	$3,060
2004	80
2005	4,060
2010	5,000

$12,200

The advances are collateralized by a blanket lien on first mortgage loans of Second Bank and Trust and Virginia Heartland Bank.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND DECEMBER 31, 2002

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2003 and 2002.

	2003		2002

	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,168,741	$.46	7,286,723	$.43

Effect of dilutive securities:
Stock options	34,112		20,507

Diluted earnings per share	7,202,853	$.46	7,307,230	$.43

9.	Stock Compensation Plan:

At March 31, 2003, the Corporation has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 23, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2003	2002

Net income, as reported	$3,294	$3,162
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(8)	—

Pro forma net income	$3,286	$3.162

Earnings per share:
Basic – as reported	$.46	$.43

Basic – pro forma	$.46	$.43

Diluted – as reported	$.46	$.43

Diluted – pro forma	$.46	$.43

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  In addition, to loans identified by lenders, all commercial loans also meet the Banks’ criteria for individual impairment testing.   Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility.  When a loan has been identified as impaired, then a specific reserve may be established based on the Bank’s calculation of the loss embedded in the individual loan.  In addition to impairment testing, the Banks have a seven point grading system for each loan in the portfolio.  The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio.  Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful).  Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans within a

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

particular loan type due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the degree of classification.  Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions.  The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses.  This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended March 31, 2003 amounted to $3.3 million or $.46 per share, compared to earnings of $3.2 million or $.43 per share for the quarter ended March 31, 2002.  Net income increased 4.2% and diluted earnings per share increased 7.0% compared to first quarter 2002 results due to growth in noninterest income.  VFGI’s earnings for the first quarter produced a return on average assets of 1.20% and a return on average realized equity of 12.35%, compared to prior year ratios of 1.24% and 12.19%, respectively.

Net Interest Income

Net interest income increased $442 thousand or 4.5% to $10.3 million for the three months ended March 31, 2003.  This improvement can be attributed to growth in average earning assets.  The net interest margin for the three months ended March 31, 2003 was 4.27%, compared to 4.30% for the year ended December 31, 2002. Average earning assets increased $60 million to $1.03 billion at March 31, 2003, an increase of 6.2% over $968.2 million at March 31, 2002. The increase in average earning assets can be attributed to higher levels of retail deposits used to fund loans and investments.  Maturities of longer term interest-bearing deposits also continue to reprice at current low interest rate levels and positively impact net interest margin.

The following table provides information on average earning assets and interest-bearing liabilities for the three months ended March 31, 2003 and 2002 as well as amounts and rates of tax equivalent interest earned and interest paid.  The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $589 thousand and $528 thousand in 2003 and 2002, respectively.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Quarter ended March 31,

	2003			2002

	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate

	(in thousands)			(in thousands )
Securities
Taxable	$203,826	$2,083	4.11%	$189,934	$2,348	4.94%
Tax-exempt (1)	79,592	1,380	6.92%	73,018	1,300	7.12%

Total securities	283,418	3,469	4.90%	262,952	3,648	5.55%
Loans, net (1)	716,687	12,310	6.97%	668,167	12,752	7.74%
Interest earning bank deposits	487	2	1.67%	309	2	2.62%
Federal funds sold	27,426	79	1.17%	36,787	144	1.59%

Total earning assets	$1,028,018	$15,860	6.24%	$968,215	$16,546	6.91%

Interest-bearing deposits:
Checking	$123,864	$236	0.77%	$114,531	$312	1.10%
Money market	156,452	536	1.39%	126,487	604	1.94%
Savings	106,919	310	1.18%	97,867	380	1.57%
Certificates of deposit:
Less than $100,000	312,594	2,783	3.61%	327,055	3,627	4.50%
$100,000 and more	90,441	885	3.97%	84,437	960	4.61%

Total interest-bearing deposits	790,270	4,750	2.44%	750,377	5,883	3.18%

Federal funds and repurchase agreements	19,522	48	1.00%	19,092	90	1.91%
Other short term borrowings	454	1	0.89%	727	3	1.67%
FHLB of Atlanta borrowings	12,218	192	6.37%	12,508	203	6.58%

Total interest-bearing liabilities	$822,464	$4,991	2.46%	$782,704	$6,179	3.20%

Net interest income		$10,869			$10,367
Interest rate spread			3.78%			3.71%
Interest expense as a percent of average earning assets			1.97%			2.59%
Net interest margin			4.27%			4.32%

(1) income and yields are reported on a taxable-equivalent basis

Noninterest Income

Noninterest income increased $798 thousand to $3.7 million for the three months ended March 31, 2003, an increase of 27.9% over the comparative period in 2002.  Income from service charges on deposit accounts totaled $1.3 million for the quarter, an increase of 66.4% over 2002.  Growth in deposit accounts, improved fee structure and higher transaction volume led to the increase in service charges.  Mortgage operations also remained strong from continued low interest rates and mortgage originations for 2003 of $59.0 million, up 60.5% from the first quarter of 2002.  Fee income from gains on sale of secondary market mortgages amounted to $1.1 million for the first quarter, an increase of $377 thousand or 55.0% compared to $686 thousand in 2002.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Operating expenses increased $1.1 million, or 13.9% to $9.2 million for the three months ended March 31, 2003, compared to $8.0 million for the same period in 2002.  Of this increase, approximately $542 thousand represents increases in compensation and benefits associated with increased incentive plan accruals, pension and 401k plan costs, higher health insurance costs and a larger compensation base. Other increases included additional costs associated with professional fees related to human resources and corporate governance, telecommunication costs, postage and supplies.

Asset Quality

Non-performing assets, including loans past due 90 days and still accruing interest, amounted to $9.0 million or 1.26% of loans and other property owned at March 31, 2003, compared to $ 8.4 million or 1.19% of loans and other property owned at December 31, 2002. The Company recorded a provision for loan losses of $323 thousand for the three month period ended March 31, 2003, compared to a provision of $401 thousand for the three month period ended March 31, 2002.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	March 31, 2003	December 31, 2002	March 31, 2002

Non accrual loans	$1,085	$940	$2,748
Troubled debt restructurings	7,041	6,547	2,858
Other real estate owned	894	894	247

Total nonperforming assets	$9,020	$8,381	$5,853

Loans past due as to principal or interest for 90 days or more accruing interest	$46	$104	$213

Nonperforming assets to total assets	.79%	.75%	.56%

Nonperforming assets to loans and other property	1.26%	1.19%	.88%

Allowance for loan losses as a percentage of loans receivable	1.31%	1.31%	1.27%

Allowance for loan losses as a percentage of nonperforming assets	103.85%	109.53%	144.28%

Net charge-offs as a percentage of average loans receivable	.02%	.10%	.03%

Troubled debt restructurings consist primarily of three loans, each of which is well secured and performing in accordance with revised terms. The allowance for loan losses at March 31, 2003 amounted to $9.4 million, compared to $9.2 million at December 31, 2002.

VIRGINIA FINANCIAL GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.  Stockholders’ equity as of March 31, 2003 of $115.6 million increased $1.2 million or approximately 1% from $114.4 million at December 31, 2002.  This increase is primarily attributable to net income earned for the three months ended March 31, 2003.  The Company’s Tier I capital consists primarily of common stockholder’s equity.  Risk weighted assets are determined by assigning various risk levels to each asset type. The Company’s Tier 1 risk based capital ratio was 12.86% at March 31, 2003, compared to 13.16% at December 31, 2002, placing the Company in a well capitalized position as defined by regulators.

The following table includes information with respect to the Company’s risk-based capital as of March 31, 2003 (000 omitted):

Tier 1 capital	$107,667
Tier 2 capital	9,367
Total risk-based capital	117,034
Total risk-weighted assets	836,996
Average adjusted total assets	1,105,895
Capital ratios:
Tier 1 risk-based capital ratio	12.86%
Total risk-based capital ratio	13.98%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.74%
Equity to assets ratio	10.17%

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

The Company’s primary sources of liquidity are cash, due from banks, fed funds sold and securities in our available for sale portfolio.  In addition, the affiliate banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank to support liquidity.  The Company does not solicit brokered deposits, and is of the belief that predominantly all deposits are from established core depositors.

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

Recent Accounting Pronouncements

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

VIRGINIA FINANCIAL GROUP, INC.
PART I – FINANCIAL INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, we have evaluation the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2.	CHANGES IN SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

VIRGINIA FINANCIAL GROUP, INC.
PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

	Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

	Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

	(b)	Reports on Form 8K:

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O.R. BARHAM, JR.

O.R. Barham, Jr. President and Chief Executive Officer
May 14, 2003

/s/ JEFFREY W. FARRAR

Jeffrey W. Farrar, CPA Executive Vice President and Chief Financial Officer

May 14, 2003

CERTIFICATIONS

I, O. R. Barham, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Virginia Financial Group, Inc;

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

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

May 14, 2003
/s/ O. R. BARHAM, JR.

O. R. Barham, Jr. President and Chief Executive Officer

I, Jeffrey W. Farrar, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Virginia Financial Group, Inc;

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

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

May 14, 2003
/s/ JEFFREY W. FARRAR

Jeffrey W. Farrar Executive Vice President and Chief Financial Officer

Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

The undersigned, as the Chief Executive Officer and Chief Financial Officer of Virginia Financial Group, Inc., respectively, certify that the Quarterly Report on Form 10-Q for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Virginia Financial Group, Inc. at the dates and for the periods indicated.  The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose.  The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.

/s/ O.R. BARHAM, JR.

President and Chief Executive Officer

/s/ JEFFREY W. FARRAR

Executive Vice President and Chief Financial Officer