Form 10-Q
period 2003-06-30
VIRGINIA FINANCIAL GROUP INC
filed 2003-08-14
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[XX]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number    000-22283

Virginia Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1829288
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

102 South Main Street, Culpeper, Virginia	22701
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  540-829-1603

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No       .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Act). Yes  X  No

As of July 31, 2003, there were 7,149,159 shares of common stock, $5.00 par value, outstanding and the aggregate market value of common stock of Virginia Financial Group, Inc. held by nonaffiliates was approximately $229,655,623.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

PART I—FINANCIAL INFORMATION

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	JUNE 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Cash and due from depository institutions	$40,551	$44,790
Federal funds sold	8,885	26,270
Interest-bearing deposits in banks	325	487
Securities (cost: 2003, $313,853; 2002, $289,337)	326,466	299,262
Loans held for sale	9,707	17,228
Loans receivable, net	724,619	691,799
Bank premises and equipment, net	22,497	22,089
Interest receivable	5,410	5,618
Other real estate owned	1,051	894
Core deposit intangibles	1,629	1,708
Other assets	4,580	4,760

Total Assets	$1,145,720	$1,114,905

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$186,024	$171,412
Savings and interest-bearing demand deposits	398,728	386,722
Time deposits	403,681	401,688

Total deposits	988,433	959,822

Securities sold under agreements to repurchase	20,520	19,155
Federal Home Loan Bank advances	9,180	12,220
Short-term borrowings	83	1,040
Interest payable	1,783	1,928
Other liabilities	6,169	6,369

Total Liabilities	1,026,168	1,000,534

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,149,659 in 2003 and 7,176,741 in 2002)	35,748	35,884
Capital surplus	7,482	8,143
Retained earnings	68,365	64,134
Accumulated other comprehensive income	7,957	6,210

Total Stockholders’ Equity	119,552	114,371

Total Liabilities and Stockholders’ Equity	$1,145,720	$1,114,905

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED JUNE 30,
	2003	2002
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,006	$12,392
Interest on deposits in other banks	—	2
Interest on investment securities:
Taxable	114	188
Interest and dividends on securities available for sale:
Taxable	1,970	2,166
Nontaxable	940	851
Dividends	108	86
Interest income on federal funds sold	65	120

Total Interest Income	15,203	15,805

Interest Expense
Interest on deposits	4,535	5,651
Interest on Federal Home Loan Bank advances	178	200
Interest on federal funds purchased and securities sold under agreements to repurchase	49	63
Interest on other short-term borrowings	2	1

Total Interest Expense	4,764	5,915

Net Interest Income	10,439	9,890
Less: Provision for loan losses	322	400

Net Interest Income after Provision for Loan Losses	10,117	9,490
Other Income
Service charges on deposit accounts	1,440	1,063
Commissions and fees from fiduciary activities	710	742
Investment fee income	115	159
Other operating income	300	334
Gains (losses) on securities available for sale	46	237
Gains (losses) on other real estate owned	—	10
Fees on mortgage loans sold	1,259	560

Total Other Income	3,870	3,105

Other Expense
Compensation and employee benefits	5,326	5,082
Net occupancy expense	548	449
Supplies and equipment	999	788
Computer services	291	418
Professional fees	144	221
Other operating expenses	1,887	1,712

Total Other Expense	9,195	8,670

Income Before Income Tax Expense	4,792	3,925
Income tax expense	1,203	1,000

Net Income	$3,589	$2,925

Earnings per Share, basic and diluted	$.50	$.40

Dividends per Share	$.19	$.18

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$24,214	$25,077
Interest on deposits in other banks	2	4
Interest on investment securities:
Taxable	228	350
Interest and dividends on securities available for sale:
Taxable	3,890	4,261
Nontaxable	1,834	1,709
Dividends	163	158
Interest income on federal funds sold	144	264

Total Interest Income	30,475	31,823

Interest Expense
Interest on deposits	9,285	11,534
Interest on Federal Home Loan Bank advances	370	403
Interest on federal funds purchased and securities sold under agreements to repurchase	97	153
Interest on other short-term borrowings	3	4

Total Interest Expense	9,755	12,094

Net Interest Income	20,720	19,729
Less: Provision for loan losses	645	801

Net Interest Income after Provision for Loan Losses	20,075	18,928
Other Income
Service charges on deposit accounts	2,688	1,813
Commissions and fees from fiduciary activities	1,489	1,593
Investment fee income	348	312
Other operating income	612	715
Gains (losses) on securities available for sale	70	231
Gains (losses) on other real estate owned	—	56
Fees on mortgage loans sold	2,322	1,246

Total Other Income	7,529	5,966

Other Expense
Compensation and employee benefits	10,584	9,798
Net occupancy expense	1,118	933
Supplies and equipment	1,947	1,516
Computer services	632	835
Professional fees	356	334
Other operating expenses	3,708	3,287

Total Other Expense	18,345	16,703

Income Before Income Tax Expense	9,259	8,191
Income tax expense	2,376	2,104

Net Income	$6,883	$6,087

Earnings per Share, basic	$.96	$.84

Earnings per Share, diluted	$.96	$.83

Dividends per Share	$.37	$.36

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2002	$36,432	$11,332	$1,882	$57,060		$106,706
Net income	—	—	—	6,087	6,087	6,087
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $1,146	—	—	—	—	2,225	—
Add: reclassification adjustment, net of tax of $79	—	—	—	—	(152)	—

Other comprehensive income	—	—	2,073	—	2,073	2,073

Comprehensive income	—	—	—	—	$8,160	—

Cash dividends	—	—	—	(2,639)		(2,639)
Stock options exercised	78	206	—	—		284
Fractional shares paid in cash		(22)	—	—		(22)

Balance, June 30, 2002	$36,510	$11,516	$3,955	$60,508		$112,489

Balance, January 1, 2003	$35,884	$8,143	$6,210	$64,134		$114,371
Net income	—	—	—	6,883	6,883	6,883
Other Comprehensive Income, net of tax:
Unrealized gain on securities available for sale during the period, net of tax of $965	—	—	—	—	1,792	—
Less: reclassification adjustment, net of tax of $24	—	—	—	—	(45)	—

Other comprehensive income	—	—	1,747	—	1,747	1,747

Comprehensive income	—	—	—	—	$8,628	—

Cash dividends	—	—	—	(2,652)		(2,652)
Stock options exercised	7	14	—	—		21
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, June 30, 2003	$35,748	$7,482	$7,957	$68,365		$119,552

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$6,883	$6,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	645	801
Deferred tax benefit	(253)	(323)
Depreciation and amortization	1,499	1,067
Pension expense	174	114
(Gain) on sale of securities available for sale	(70)	(231)
(Gain) on sale of other real estate	—	(56)
(Gain) on sale of fixed assets	(3)	—
Amortization of premiums and discounts on securities	299	308
Fees on mortgage loans sold	(2,322)	(1,246)
Proceeds from sale of mortgage loans	132,496	91,384
Origination of loans for sale	(122,653)	(79,680)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	208	(201)
Increase in other assets	(101)	(1,649)
(Decrease) in interest payable	(145)	(400)
Increase (decrease) in other liabilities	(675)	82

Net cash provided by operating activities	15,982	16,057

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	34,749	27,858
Proceeds from maturities of investment securities	—	250
Proceeds from maturities and principal payments of securities available for sale	120,465	27,509
Purchase of securities available for sale	(179,961)	(87,111)
Purchase of premises and equipment	(1,859)	(707)
Proceeds from sale of premises and equipment	33	34
Additions to other real estate	(157)	(25)
Proceeds from sale of other real estate	—	678
(Increase) in cash surrender value of life insurance	(103)	—
Net increase in loans	(33,465)	(1,682)

Net cash used in investing activities	(60,298)	(33,196)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	26,618	29,311
Net increase (decrease) in time deposits	1,993	(5,800)
Payments of Federal Home Loan Bank advances	(3,040)	(40)
Net (decrease) increase in repurchase agreements	1,365	(105)
Net (decrease) increase in federal funds purchased	—	(500)
Net decrease in short-term borrowings	(957)	(150)
Fractional shares paid	—	(22)
Repurchase of common stock	(818)	—
Stock options exercised	21	284
Cash dividends paid on common stock	(2,652)	(2,639)

Net cash provided by financing activities	22,530	20,339

(Decrease) increase in cash and cash equivalents	(21,786)	3,200

CASH AND CASH EQUIVALENTS
Beginning of the period	71,547	64,037

End of the period	$49,761	$67,237

Supplemental Schedule of Noncash Investing Activities
Unrealized gain on securities available for sale	$2,688	$3,169

Other real estate acquired in settlement of loans	$157	$150

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002.

2.	The results of operations for the six month period ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value
Securities Held to Maturity:
	June 30, 2003
	(unaudited)
Obligations of States and Political Subdivisions	$7,056	$7,959

	December 31, 2002
Obligations of States and Political Subdivisions	$7,050	$7,804

Securities Available for Sale:
	June 30, 2003
	(unaudited)
U.S. Treasury securities	$9,070	$9,792
U.S. Government securities	127,514	130,906
State and municipals	85,549	91,958
Corporate bonds	12,026	12,918
Collateralized mortgage obligations	13,385	13,606
Mortgage-backed securities	50,815	51,641
Equity securities	2,951	3,102
Restricted stock	4,257	4,257
Other securities	1,230	1,230

	$306,797	$319,410

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002

	December 31, 2002
U.S. Treasury securities	$10,090	$10,810
U.S. Government securities	111,979	115,217
State and municipals	88,627	92,661
Corporate bonds	15,542	16,221
Collateralized mortgage obligations	20,275	20,727
Mortgage-backed securities	27,813	28,815
Equity securities	2,950	2,750
Restricted stock	3,634	3,634
Other securities	1,377	1,377

	$282,287	$292,212

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	June 30, 2003	December 31, 2002
	(unaudited)
Real estate loans:
Construction	$65,315	$57,032
Secured by 1 – 4 family residential	235,608	217,673
Commercial and multifamily	313,155	298,839
Commercial, financial and agricultural loans	67,495	64,146
Consumer loans	49,595	54,738
All other loans	3,384	9,233

	734,552	701,661
Less:
Deferred loan fees	(589)	(682)
Allowance for loan losses	(9,344)	(9,180)

	$724,619	$691,799

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	June 30, 2003	December 31, 2002	June 30, 2002
	(unaudited)		(unaudited)
Balance at January 1	$9,180	$8,266	$8,266

Recoveries added to the allowance	110	275	157
Loan losses charged to the allowance	(591)	(963)	(410)
Provision recorded to expense	645	1,602	801

Balance at end of period	$9,344	$9,180	$8,814

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	June 30, 2003	December 31, 2002
	(unaudited)
Federal Reserve borrowings	$83	$1,040

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the six months ended June 30, 2003 or the year ended December 31, 2002.

7.	Federal Home Loan Bank Advances:

The Company’s fixed-rate, long-term debt of $9.2 million at June 30, 2003 matures through 2010. At June 30, 2003, the interest rates on fixed-rate, long-term debt ranged from 6.60% to 7.07%. One advance totaling $180 thousand at June 30, 2003 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances require quarterly interest payments with principal due upon maturity. The average interest rate is 6.85% at June 30, 2003.

The contractual maturities of long-term debt are as follows (000’s omitted):

2003	$40
2004	80
2005	5,060
2010	4,000

$9,180

The advances are collateralized by a blanket lien on first mortgage loans of Second Bank and Trust and Virginia Heartland Bank.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND DECEMBER 31, 2002

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2003 and 2002.

	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,154,237	$.50	7,291,941	$.40

Effect of dilutive securities:
Stock options	35,597		26,946

Diluted earnings per share	7,189,834	$.50	7,318,887	$.40

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2003 and 2002.

	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,161,280	$.96	7,289,346	$.84

Effect of dilutive securities:
Stock options	34,497		23,727

Diluted earnings per share	7,195,777	$.96	7,313,073	$.83

9.	Stock Compensation Plan:

At June 30, 2003, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2003	2002
Net income, as reported	$6,883	$6,087
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(21)	(5)

Pro forma net income	$6,862	$6.082

Earnings per share:
Basic – as reported	$.96	$.84

Basic – pro forma	$.96	$.83

Diluted – as reported	$.96	$.83

Diluted – pro forma	$.95	$.83

10.	Pending Acquisitions:

The Company had previously announced that it signed a definitive agreement to acquire eight branches from the following First Virginia member banks: First Virginia Bank-Southwest, First Virginia Bank-Blue Ridge and First Virginia Bank-Colonial. The branches are located in Covington, Tazewell, Woodstock, Rocky Mount and Farmville. The branches are being divested in connection with the BB&T Corporation/First Virginia Banks Inc. merger.

The acquisition, which is subject to regulatory approval, includes all deposit accounts, and the purchase of selected loans, fixed assets and real estate. At May 15, 2003 the eight branches reported deposits of $226 million and loans of $79 million.

Using June 30, 2003 balance sheet information for the Company, proforma assets and deposits would equal $1.37 billion and $1.21 billion, respectively. The proposed transaction is expected to close in the third quarter.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. (VFG or the Company). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. In addition, to loans identified by lenders, all commercial loans also meet the Banks’ criteria for individual impairment testing. Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility. When a loan has been identified as impaired, then a specific reserve may be established based on the Bank’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have a seven point grading system for each loan in the portfolio. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful). Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual loans within the

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan type due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower. Allowance factors grow with the degree of classification. Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions. The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

Results of Operations

VFG’s consolidated net income for the second quarter ended June 30, 2003 amounted to $3.6 million or $.50 per diluted share, compared to earnings of $2.9 million or $.40 per diluted share for the same period in 2002. Net income increased 22.7% and diluted earnings per share increased 25.0% compared to second quarter 2002 results due to growth in noninterest income. VFGI’s earnings for the second quarter produced a return on average assets of 1.28% and a return on average equity of 12.41%, compared to prior year ratios of 1.12% and 10.74%, respectively.

VFG’s consolidated net income for the six months ended June 30, 2003 amounted to $6.9 million or $.96 per diluted share share, compared to earnings of $6.1 million or $.83 per diluted share for the same period in 2002. Net income increased 13.1% and diluted earnings per share increased 15.7% compared to the same period in 2002. VFG’s earnings for the second quarter produced a return on average assets of 1.24% and a return on average equity of 11.97%, compared to prior year ratios of 1.18% and 11.29%, respectively.

Net Interest Income and Net Interest Margin

Net interest income on a fully taxable equivalent (“FTE”) basis increased $621 thousand or 5.9% to $11.0 million for the second quarter in 2003. This improvement can be attributed to growth in average earning assets. Average earning assets increased $71 million to $1.04 billion at June 30, 2003, an increase of 7.3% over $973.2 million at June 30, 2002. The increase in average earning assets can be attributed to higher levels of retail deposits used to fund loans and investments. The net interest margin for the second quarter in 2003 was 4.21%, compared to 4.27% for the same period in 2002. The net interest margin for the six month period ended June 30, 2003 was 4.24%, compared with 4.29% in the same period in 2002 As a result of continuing weakness in the economy, interest rates continued to trend downward during both periods. VFG is slightly asset sensitive, and declining yields on earning assets have slightly outpaced the decline in VFG’s interest-bearing liabilities, resulting in a slight decline in net interest margin.

The following table provides information on average earning assets and interest-bearing liabilities for the quarter ended June 30, 2003 and 2002 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $586 thousand and $515 thousand for the three months ended June 30, 2003 and 2002, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Quarter ended June 30,
	2003			2002
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities:
Taxable	$222,572	$2,188	3.93%	$209,925	$2,451	4.77%
Tax-exempt (1)	78,652	1,458	7.42%	74,279	1,289	7.02%

Total securities	301,224	3,646	4.84%	284,204	3,740	5.38%
Loans, net (1)	724,539	12,078	6.69%	664,316	12,458	7.63%
Interest earning bank deposits	511	1	0.55%	139	2	1.81%
Federal funds sold	22,538	64	1.14%	29,071	120	1.66%

Total earning assets	$1,048,812	$15,789	6.03%	$977,730	$16,320	6.80%

Interest-bearing deposits:
Checking	$127,182	$237	0.75%	$115,684	$309	1.08%
Money market	159,828	465	1.17%	127,030	601	1.90%
Savings	111,359	275	0.99%	100,329	396	1.58%
Certificates of deposit:
Less than $100,000	311,831	2,683	3.45%	328,030	3,426	4.19%
$100,000 and more	90,714	875	3.87%	85,289	919	4.31%

Total interest-bearing deposits	800,914	4,535	2.27%	756,362	5,651	3.00%

Federal funds and repurchase agreements	20,940	49	0.93%	17,719	63	1.43%
Other short term borrowings	600	2	0.87%	541	1	1.18%
FHLB of Atlanta borrowings	10,912	178	6.57%	12,423	200	6.46%

Total interest-bearing liabilities	$833,366	$4,764	2.29%	$787,045	$5,915	3.11%

Net interest income		$11,025			$10,405
Interest rate spread			3.74%			3.68%
Interest expense as a percent of average earning assets			1.82%			2.43%
Net interest margin			4.21%			4.27%

(1)	income and yields are reported on a taxable-equivalent basis

The following table provides information on average earning assets and interest-bearing liabilities for the six months ended June 30, 2003 and 2002 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $1.2 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Six Months Ended June 30,
	2003			2002
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities:
Taxable	$213,254	$4,282	4.02%	$201,230	$4,802	4.77%
Tax-exempt (1)	79,119	2,834	7.16%	73,755	2,589	7.02%

Total securities	292,373	7,116	4.87%	274,985	7,391	5.38%
Loans, net	720,645	24,388	6.83%	666,027	25,210	7.63%
Interest earning bank deposits	499	2	0.92%	193	2	1.81%
Federal funds sold	24,981	144	1.16%	32,258	266	1.66%

Total earning assets	$1,038,498	$31,650	6.13%	$973,463	$32,869	6.80%

Interest-bearing deposits:
Checking	$125,540	$473	0.76%	$115,412	$620	1.08%
Money market	158,157	1,001	1.18%	127,951	1,206	1.90%
Savings	109,153	585	1.08%	99,474	777	1.57%
Certificates of deposit:
Less than $100,000	312,213	5,466	3.53%	325,875	7,052	4.36%
$100,000 and more	90,579	1,760	3.92%	85,228	1,879	4.45%

Total interest-bearing deposits	795,642	9,285	2.35%	753,940	11,534	3.09%

Federal funds and repurchase agreements	20,238	97	0.96%	18,360	154	1.69%
Other short term borrowings	527	3	1.06%	542	4	1.59%
FHLB of Atlanta borrowings	11,561	370	6.46%	12,423	403	6.54%

Total interest-bearing liabilities	$827,968	$9,755	2.93%	$785,265	$12,095	3.11%

Net interest income		$21,895			$20,774
Interest rate spread			3.76%			3.69%
Interest expense as a percent of average earning assets			1.89%			2.51%
Net interest margin			4.24%			4.29%

(1)	income and yields are reported on a taxable-equivalent basis

Noninterest Income

Total noninterest income was $3.9 million for the second quarter of 2003, an increase of 24.6% compared with the same period in 2002. Higher revenues from VFG’s mortgage and retail banking operations were the primary contributors to this growth.

Fees from retail banking operations totaled $1.4 million for the quarter, an increase of 35.5% compared with the same period in 2002. This increase resulted from growth in fee oriented deposit accounts, improved fee structure and higher transaction volume.

Mortgage banking income totaled $1.3 million for the second quarter of 2003, an increase of $699 thousand or greater than 100% compared to mortgage banking income from the second quarter last year. This substantial increase resulted from a record volume of mortgage origination activity during the quarter and resulting increases

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

in origination fee income. In the second quarter, VFG sold mortgages of $70.0 million, up 55.1% compared to $45.1 million in the same period last year.

Total noninterest income for the six month period was $7.5 million for 2003, an increase of 26.2% compared with the same period in 2002. This increase was primarily driven by fees associated with retail banking and mortgage banking operations.

Noninterest Expense

Noninterest expenses for the second quarter of 2003 was $9.2 million, an increase of $525 thousand or 6.1% compared to $8.7 million for the same period in 2002.

Personnel expense, the largest component of noninterest expense, was $5.3 million compared to $5.1 million in 2002, representing an increase of $244 thousand or 4.8%. Costs associated with performance compensation expenses and employee benefit plan expenses account for much of this increase.

Occupancy expense for the second quarter of 2003 was $548 thousand compared to $449 thousand for 2002, an increase of $99 thousand or 22.0%. The increase is attributable to increase costs associated with rent, real estate taxes and utilities, including a new loan production office in Charlottesville.

Supplies and equipment expense for the second quarter of 2003 was $999 thousand compared to $788 thousand in 2002, an increase of $211 thousand or 26.8%. This increase can be largely attributed to amortization and maintenance associated with hardware and software investments made in 2002 in conjunction with the conversion of our Planters Bank affiliate in October 2002. This increase is offset to a degree by the reduction in computer services expense, which amounted to $291 thousand for the second quarter of 2003 compared to $418 thousand in 2002. This decrease is the result of the reduction of data processing fees incurred by the Planters affiliate since conversion.

Noninterest expenses for the six months ended June 30, 2003 was $18.3 million, an increase of $1.6 million or 9.8% compared to $16.7 million for the same period in 2002. The increase for the six month period is consistent with the explanations for the three month period, with the exception of compensation and employee benefit expense, which increased at a higher rate in the first quarter compared to the second quarter due to increases in performance related compensation.

Asset Quality

Non-performing assets amounted to $7.0 million or .95% of loans and other property owned at June 30, 2003, compared to $8.5 million or 1.19% of loans and other property owned at December 31, 2002. VFG recorded a provision for loan losses of $322 thousand for the three month period ended June 30, 2003, compared to a provision of $400 thousand for the three month period ended June 30, 2002. Net charge-offs for the second quarter of 2003 were $346 thousand or .08% of average loans, compared to .02% for the first quarter of 2003.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	June 30, 2003	December 31, 2002	June 30, 2002
Non accrual loans	$1,257	$940	$2,938
Troubled debt restructurings	4,707	6,547	5,420
Other real estate owned	1,051	894	100

Total nonperforming assets	$7,015	$8,381	$8,458

Loans past due as to principal or interest for 90 days or more accruing interest	$512	$104	$33

Nonperforming assets to total assets	.61%	.75%	.79%

Nonperforming assets to loans and other property	.95%	1.19%	1.27%

Allowance for loan losses as a percentage of loans receivable	1.27%	1.31%	1.32%

Allowance for loan losses as a percentage of nonperforming assets	133.20%	109.53%	104.21%

Net charge-offs as a percentage of average loans receivable	.08%	.10%	.04%

Troubled debt restructurings consist primarily of three loans, each of which is well secured and performing in accordance with revised terms. The allowance for loan losses at June 30, 2003 amounted to $9.3 million, compared to $9.2 million at December 31, 2002.

Liquidity and Capital Resources

The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders’ equity as of June 30, 2003 of $119.6 million increased $5.2 million or approximately 4.5% from $114.4 million at December 31, 2002. This increase is primarily attributable to net income earned for the six months ended June 30, 2003 and an increase of $1.7 million associated with accumulated other comprehensive income related to the unrealized gain on securities available for sale. The Company’s Tier I capital consists primarily of common stockholder’s equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company’s Tier 1 risk based capital ratio was 12.86% at June 30, 2003, compared to 13.16% at December 31, 2002, placing the Company in a well capitalized position as defined by regulators.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following table includes information with respect to the VFG’s risk-based capital as of June 30, 2003 (000 omitted):

Tier 1 capital	$109,551
Tier 2 capital	9,412
Total risk-based capital	119,099
Total risk-weighted assets	837,513
Average adjusted total assets	1,121,547

Capital ratios:
Tier 1 risk-based capital ratio	13.10%
Total risk-based capital ratio	14.22%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.78%
Equity to assets ratio	10.43%

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures through the filing date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The annual meeting of stockholders of Virginia Financial Group, Inc. was held on April 28, 2003.

The following directors were elected for terms expiring in 2006:

	FOR	AGAINST
Harry V. Boney, Jr.	4,866,671	55,231
Fred D. Bowers	4,786,088	135,814
Taylor E. Gore	4,856,500	65,402
Jan S. Hoover	4,865,142	56,760
W. Robert Jebson, Jr.	4,871,320	50,582
H. Wayne Parrish	4,855,703	66,199

The following directors’ term of office continued after the meeting:

Lee S. Baker	Christopher M. Hallberg
O.R. Barham, Jr.	Martin F. Lightsey
Benham M. Black	P. William Moore, Jr.
E. Page Butler	Thomas F. Williams, Jr.
Gregory L. Fisher

Votes were cast in ratification of the selection of Yount, Hyde & Barbour, P.C. as external auditors of the Company for fiscal 2003.

ITEM 5.	OTHER INFORMATION.

Not applicable.

VIRGINIA FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2	Purchase and Assumption Agreement dated June 11, 2003 among BB&T Corporation, First Virginia Bank – Southwest, First Virginia Bank – Colonial, First Virginia Bank – Blue Ridge; and Second Bank & Trust and Planters Bank & Trust Company of Virginia, affiliates of Virginia Financial Group, Inc.

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K filed January 30, 2002.

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit 3.2 to Form 8-K filed January 30, 2002.

Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

(b) Reports on Form 8-K:

Virginia Financial Group, Inc. filed a Form 8-K on April 21, 2003 announcing its first quarter earnings results.

Virginia Financial Group, Inc. filed a Form 8-K on June 11, 2003 announcing the signing of a definitive agreement to acquire eight branches from several First Virginia member banks. The branches are located in Covington, Tazewell, Woodstock, Rocky Mount and Farmville, Virginia. The acquisition, which is subject to regulatory approval, includes all deposit accounts, and the purchase of selected loans, fixed assets and real estate. At May 15, 2003, the eight branches reported deposits of $226 million and loans of $79 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O. R. BARHAM, JR.

O.R. Barham, Jr. President and Chief Executive Officer August 6, 2003

/s/ JEFFREY W. FARRAR

Jeffrey W. Farrar, CPA Executive Vice President and Chief Financial Officer August 6, 2003