Form 10-Q
period 2003-09-30
VIRGINIA FINANCIAL GROUP INC
filed 2003-11-13
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). Yes ☒  No ☐

As of October 31, 2003, there were 7,149,926 shares of common stock, $5.00 par value, outstanding.

VIRGINIA FINANCIAL GROUP, INC.

ITEM 1 – FINANCIAL STATEMENTS

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Cash and due from depository institutions	$62,464	$44,790
Federal funds sold	8,840	26,270
Interest-bearing deposits in banks	351	487
Securities (cost: 2003, $379,706; 2002, $289,337)	386,182	299,262
Loans held for sale	7,536	17,228
Loans receivable, net	855,111	691,799
Bank premises and equipment, net	27,283	22,089
Interest receivable	6,004	5,618
Other real estate owned	1,233	894
Intangible assets	20,628	1,708
Other assets	6,908	4,760

Total Assets	$1,382,540	$1,114,905

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$223,721	$171,412
Savings and interest-bearing demand deposits	491,881	386,722
Time deposits	491,741	401,688

Total deposits	1,207,343	959,822
Securities sold under agreements to repurchase	34,345	19,155
Federal Home Loan Bank advances	9,160	12,220
Short-term borrowings	5,353	1,040
Interest payable	2,409	1,928
Other liabilities	6,193	6,369

Total Liabilities	1,264,803	1,000,534

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,149,926 in 2003 and 7,176,741 in 2002)	35,748	35,884
Capital surplus	7,482	8,143
Retained earnings	70,540	64,134
Accumulated other comprehensive income	3,967	6,210

Total Stockholders’ Equity	117,737	114,371

Total Liabilities and Stockholders’ Equity	$1,382,540	$1,114,905

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,167	$12,533
Interest on deposits in other banks	29	—
Interest on investment securities:
Taxable	109	156
Interest and dividends on securities available for sale:
Taxable	2,066	2,275
Nontaxable	897	900
Dividends	96	57
Interest income on federal funds sold	25	117

Total Interest Income	15,389	16,038

Interest Expense
Interest on deposits	4,396	5,388
Interest on Federal Home Loan Bank advances	163	203
Interest on federal funds purchased and securities sold under agreements to repurchase	62	60
Interest on other short-term borrowings	1	2

Total Interest Expense	4,622	5,653

Net Interest Income	10,767	10,385
Less: Provision for loan losses	323	401

Net Interest Income after Provision for Loan Losses	10,444	9,984
Other Income
Service charges on deposit accounts	1,455	1,212
Commissions and fees from fiduciary activities	673	735
Investment fee income	103	67
Other operating income	272	372
Gains (losses) on securities available for sale	365	(38)
Gains (losses) on other real estate owned	20	(2)
Fees on mortgage loans sold	1,288	801

Total Other Income	4,176	3,147

Other Expense
Compensation and employee benefits	5,690	4,865
Net occupancy expense	561	507
Supplies and equipment	893	895
Data processing services	270	519
Professional fees	219	100
Other operating expenses	2,274	1,964

Total Other Expense	9,907	8,850

Income Before Income Tax Expense	4,713	4,281
Income tax expense	1,181	1,133

Net Income	$3,532	$3,148

Earnings per Share, basic and diluted	$.49	$.43

Dividends per Share	$.19	$.18

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$36,381	$37,610
Interest on deposits in other banks	31	4
Interest on investment securities:
Taxable	337	506
Interest and dividends on securities available for sale:
Taxable	5,956	6,536
Nontaxable	2,731	2,609
Dividends	259	215
Interest income on federal funds sold	169	381

Total Interest Income	45,864	47,861

Interest Expense
Interest on deposits	13,681	16,922
Interest on Federal Home Loan Bank advances	533	606
Interest on federal funds purchased and securities sold under agreements to repurchase	159	213
Interest on other short-term borrowings	4	6

Total Interest Expense	14,377	17,747

Net Interest Income	31,487	30,114
Less: Provision for loan losses	968	1,202

Net Interest Income after Provision for Loan Losses	30,519	28,912
Other Income
Service charges on deposit accounts	4,143	3,025
Commissions and fees from fiduciary activities	2,162	2,328
Investment fee income	451	379
Other operating income	884	1,087
Gains (losses) on securities available for sale	435	193
Gains (losses) on other real estate owned	20	54
Fees on mortgage loans sold	3,610	2,047

Total Other Income	11,705	9,113

Other Expense
Compensation and employee benefits	16,274	14,663
Net occupancy expense	1,679	1,448
Supplies and equipment	2,840	2,412
Data processing services	902	1,354
Professional fees	575	435
Other operating expenses	5,982	5,242

Total Other Expense	28,252	25,553

Income Before Income Tax Expense	13,972	12,472
Income tax expense	3,557	3,237

Net Income	$10,415	$9,235

Earnings per Share, basic	$1.46	$1.27

Earnings per Share, diluted	$1.45	$1.26

Dividends per Share	$.56	$.54

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2002	$36,432	$11,332	$1,882	$57,060		$106,706
Net income	—	—	—	9,235	9,235	9,235
Other Comprehensive Income, net of tax:
Unrealized gains on securities available for sale during the period, net of tax of $2,660	—	—	—	—	5,312	—
Less: reclassification adjustment, net of tax of $66	—	—	—	—	(127)	—

Other comprehensive income	—	—	5,185	—	5,185	5,185

Comprehensive income	—	—	—	—	$14,420	—

Cash dividends	—	—	—	(3,953)		(3,953)
Stock options exercised	91	226	—	—		317
Repurchase of common stock	(240)	(1,192)				(1,432)
Fractional shares paid in cash		(22)	—	—		(22)

Balance, September 30, 2002	$36,283	$10,344	$7,067	$62,342		$116,036

Balance, January 1, 2003	$35,884	$8,143	$6,210	$64,134		$114,371
Net income	—	—	—	10,415	10,415	10,415
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $(686)	—	—	—	—	(1,960)	—
Less: reclassification adjustment, net of tax of $(152)	—	—	—	—	(283)	—

Other comprehensive income	—	—	(2,243)	—	(2,243)	(2,243)

Comprehensive income	—	—	—	—	$8,172	—

Cash dividends	—	—	—	(4,009)		(4,009)
Stock options exercised	7	14	—	—		21
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, September 30, 2003	$35,748	$7,482	$3,967	$70,540		$117,737

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$10,415	$9,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	968	1,202
Deferred tax benefit	(1,133)	(371)
Depreciation and amortization	2,194	1,757
Pension expense	256	185
(Gain) on sale of securities available for sale	(435)	(193)
(Gain) on sale of other real estate	(20)	(54)
(Gain) on sale of fixed assets	(24)	—
Amortization of premiums and discounts on securities	503	338
Fees on mortgage loans sold	(3,610)	(2,047)
Proceeds from sale of mortgage loans	83,469	121,692
Origination of loans for sale	(70,167)	(109,867)
Changes in assets and liabilities:
(Increase) in interest receivable	(386)	(32)
(Increase) decrease in intangible assets	(18,920)	119
Increase in other assets	(1,426)	(1,501)
Increase (decrease) in interest payable	481	(560)
Increase in other liabilities	1,257	1,094

Net cash provided by operating activities	3,422	20,997

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	74,378	30,024
Proceeds from maturities of investment securities	—	750
Proceeds from maturities and principal payments of securities available for sale	160,192	47,596
Purchase of securities available for sale	(325,009)	(125,000)
Purchase of premises and equipment	(7,324)	(3,210)
Proceeds from sale of premises and equipment	58	35
Additions to other real estate	(527)	(29)
Proceeds from sale of other real estate	168	678
Increase in cash surrender value of life insurance	(128)	—
Net increase in loans	(164,280)	(18,482)

Net cash used in investing activities	(262,472)	(67,638)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	157,468	59,023
Net increase (decrease) in time deposits	90,053	(9,795)
Payments of Federal Home Loan Bank advances	(3,060)	(60)
Net increase (decrease) in repurchase agreements	15,190	(2,325)
Net (decrease) in federal funds purchased	—	(500)
Net increase (decrease) in short-term borrowings	4,313	(97)
Fractional shares paid	—	(22)
Repurchase of common stock	(818)	(1,432)
Stock options exercised	21	317
Cash dividends paid on common stock	(4,009)	(3,953)

Net cash provided by financing activities	259,158	41,156

Increase (decrease) in cash and cash equivalents	108	(5,485)

CASH AND CASH EQUIVALENTS
Beginning of the period	71,547	64,037

End of the period	$71,655	$58,552

Supplemental Schedule of Noncash Investing Activities
Unrealized gain (losses) on securities available for sale	$(3,450)	$7,972

Other real estate acquired in settlement of loans	$157	$691

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

1.	In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002.

2.	The results of operations for the nine month period ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value
	September 30, 2003
	(unaudited)
Securities Held to Maturity:
Obligations of States and Political Subdivisions	$6,335	$7,008

	December 31, 2002
Obligations of States and Political Subdivisions	$7,050	$7,804

	September 30, 2003
	(unaudited)
Securities Available for Sale:
U.S. Treasury securities	$8,060	$8,630
U.S. Government securities	167,401	168,908
State and municipals	80,845	84,519
Corporate bonds	11,514	12,191
Collateralized mortgage obligations	11,169	11,377
Mortgage-backed securities	87,855	87,803
Equity securities	1,188	1,080
Restricted stock	4,257	4,257
Other securities	1,082	1,082

	$373,371	$379,847

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	December 31, 2002
U.S. Treasury securities	$10,090	$10,810
U.S. Government securities	111,979	115,217
State and municipals	88,627	92,661
Corporate bonds	15,542	16,221
Collateralized mortgage obligations	20,275	20,727
Mortgage-backed securities	27,813	28,815
Equity securities	2,950	2,750
Restricted stock	3,634	3,634
Other securities	1,377	1,377

	$282,287	$292,212

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	September 30, 2003	December 31, 2002
	(unaudited)
Real estate loans:
Construction	$75,099	$57,032
Secured by 1 – 4 family residential	314,410	217,673
Commercial and multifamily	339,753	298,839
Commercial, financial and agricultural loans	75,119	64,146
Consumer loans	56,657	54,738
All other loans	4,214	9,233

	865,252	701,661
Less:
Deferred loan fees	(483)	(682)
Allowance for loan losses	(9,658)	(9,180)

	$855,111	$691,799

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	September 30, 2003	December 31, 2002	September 30, 2002
	(unaudited)		(unaudited)
Balance at January 1	$9,180	$8,266	$8,266
Recoveries added to the allowance	189	275	239
Loan losses charged to the allowance	(679)	(963)	(474)
Provision recorded to expense	968	1,602	1,202

Balance at end of period	$9,658	$9,180	$9,233

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	September 30, 2003	December 31, 2002
	(unaudited)
Line of Credit – SunTrust	$5,000	$—
Federal Reserve borrowings	353	1,040

	$5,353	$1,040

The Company has a line of credit agreement with SunTrust for general working capital needs. The note is unsecured, calls for variable interest payments and is payable on demand.

Second Bank & Trust has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The maximum amount available under this agreement is $2,500,000.

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the nine months ended September 30, 2003 or the year ended December 31, 2002.

7.	Federal Home Loan Bank Advances:

The Company’s fixed-rate, long-term debt of $9.2 million at September 30, 2003 matures through 2010. At September 30, 2003, the interest rates on fixed-rate, long-term debt ranged from 6.60% to 7.07%. One advance totaling $160 thousand at September 30, 2003 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances require quarterly interest payments with principal due upon maturity. The average interest rate is 6.85% at September 30, 2003.

The contractual maturities of long-term debt are as follows (000’s omitted):

2003	$20
2004	80
2005	4,060
2010	5,000

$9,160

The advances are collateralized by a blanket lien on first mortgage loans of Second Bank & Trust and Virginia Heartland Bank.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2003 and 2002.

	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,149,926	$.49	7,275,958	$.43

Effect of dilutive securities:
Stock options	36,805		28,187

Diluted earnings per share	7,186,731	$.49	7,304,145	$.43

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2003 and 2002.

	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	7,157,482	$1.46	7,284,835	$1.27

Effect of dilutive securities:
Stock options	35,326		25,213

Diluted earnings per share	7,192,808	$1.45	7,310,048	$1.26

9.	Stock Compensation Plan:

At September 30, 2003, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	2003	2002
Net income, as reported	$10,415	$9,235
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(32)	(8)

Pro forma net income	$10,383	$9.227

Earnings per share:
Basic – as reported	$1.46	$1.27

Basic – pro forma	$1.45	$1.27

Diluted – as reported	$1.45	$1.26

Diluted – pro forma	$1.44	$1.26

10.	Acquisition of Eight Branches

On September 26, 2003, VFGI purchased eight branches from the following First Virginia member banks: First Virginia Bank-Southwest, First Virginia Bank-Blue Ridge and First Virginia Bank-Colonial. The branches are located in Covington, Tazewell, Woodstock, Rocky Mount and Farmville. The branches were divested in connection with the BB&T Corporation/First Virginia Banks Inc. merger. The purchase price of $19.0 million represented a 9.5% premium on the deposits assumed at the date of consummation.

The acquisition included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Assets Purchased (at fair value):
Cash	$1,490,005
Loans	78,889,483
Real estate and personal property	4,447,412
Goodwill	13,784,992
Core deposit intangible	4,829,666
Other assets	7,724

Total assets acquired	103,449,282

Liabilities Assumed (at fair value):
Deposit accounts	201,506,829
Other liabilities	41,794

Total liabilities assumed	201,548,623

Net Liabilities Assumed:	$98,099,341

Of the $19.0 million of acquired intangible assets, $4.8 million was assigned to core deposit intangibles to be amortized over a nine year period. In addition, $1.1 million was assigned as a premium on the certificates of deposit assumed, while $1.5 million was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable are one year and seven years, respectively.

VIRGINIA FINANCIAL GROUP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion provides information about the major components of the results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. (VFGI or the Company). This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereon.

In addition to historical information, statements contained in this report that are not historical facts may be construed as forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report.

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. In addition to loans identified by lenders, all commercial loans also meet the Banks’ criteria for individual impairment testing. Impairment testing includes consideration of the current collateral value of the loan, as well as any known internal or external factors that may affect collectibility. When a loan has been identified as impaired, then a specific reserve may be established based on the Bank’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have a seven point grading system for each loan in the portfolio. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Loans are then grouped by loan type (i.e. commercial, installment) and by risk rating (i.e. substandard, doubtful). Each loan type is assigned an allowance factor based on the associated risk, complexity and size of the individual

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans within a particular loan type due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower. Allowance factors grow with the degree of classification. Allowance factors used for unclassified loans are based on management’s analysis of charge-off history and management’s judgment based on the overall analysis of the lending environment including the general economic conditions. The total of specific reserves, the calculated reserve required for classified loans, by category, and the general reserves for each portfolio type is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

Results of Operations

VFGI’s consolidated net income for the third quarter ended September 30, 2003 amounted to $3.5 million or $.49 per diluted share, compared to earnings of $3.1 million or $.43 per diluted share for the same period in 2002. Net income increased 12.2% and diluted earnings per share increased 14.0% compared to third quarter 2002 results due primarily to growth in noninterest income. VFGI’s earnings for the third quarter produced a return on average assets of 1.24% and a return on average equity of 12.09%, compared to prior year ratios of 1.12% and 11.61%, respectively.

VFGI’s consolidated net income for the nine months ended September 30, 2003 amounted to $10.4 million or $1.45 per diluted share, compared to earnings of $9.2 million or $1.26 per diluted share for the same period in 2002. Net income increased 12.8% and diluted earnings per share increased 15.1% compared to the same period in 2002. VFGI’s earnings for the nine month period produced a return on average assets of 1.22% and a return on average equity of 11.93%, compared to prior year ratios of 1.17% and 11.20%, respectively.

Net Interest Income and Net Interest Margin

Tax equivalent net interest income amounted to $11.3 million for the quarter, an increase of $395 thousand or 3.6% over the same period in 2002. This improvement was attributable to growth in average earning assets, which offset the effects of a decreased net interest margin. Average earning assets grew to $1.089 billion compared to $1.007 billion in the third quarter of 2002. VFGI’s net interest margin decreased to 4.12% for the quarter, compared to 4.33% for the third quarter of 2002 and 4.21% for the second quarter of 2003. Yields on average loans and total earning assets were 6.43% and 5.81% for the quarter, compared to a cost of funds of 2.12%. Yields on average loans and total earning assets were 6.69% and 6.03% for the second quarter of 2003, compared to a cost of funds of 2.29%. Assets yields were impacted by the last Federal Reserve rate cut, while declines in VFGI’s cost of funds moderated. VFGI is asset sensitive, and thus experienced some contraction in its net interest margin.

For the nine month period, tax equivalent net interest income amounted to $33.2 million, an increase of $1.5 million or 4.8% over $31.7 million the same period in 2002. This improvement was also attributable to growth in average earning assets, which offset the effects of a decreased net interest margin. Average earning assets increased by $66.7 million or 6.8% to $1.052 billion compared to $985.3 million for the same period in 2002.

The following table provides information on average earning assets and interest-bearing liabilities for the quarter ended September 30, 2003 and 2002 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $522 thousand and $510 thousand for the three months ended September 30, 2003 and 2002, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Quarter ended September 30,
	2003			2002
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities
Taxable	$239,450	$2,274	3.80%	$228,061	$2,471	4.33%
Tax-exempt (1)	77,260	1,354	7.01%	77,968	1,365	7.00%

Total securities	316,710	3,628	4.58%	306,029	3,836	5.01%
Loans, net (1)	755,222	12,233	6.43%	673,149	12,595	7.48%
Interest earning bank deposits	313	26	32.63%	505	2	1.58%
Federal funds sold	16,946	25	0.59%	27,762	115	1.66%

Total earning assets	$1,089,191	$15,912	5.81%	$1,007,445	$16,548	6.57%

Interest-bearing deposits:
Checking	$134,876	$217	0.64%	$119,242	$292	0.97%
Money market	163,710	421	1.02%	142,870	599	1.66%
Savings	114,982	235	0.81%	103,868	394	1.50%
Certificates of deposit:
Less than $100,000	315,843	2,642	3.32%	322,286	3,217	3.96%
$100,000 and more	93,177	881	3.75%	84,788	886	4.15%

Total interest-bearing deposits	822,588	4,396	2.12%	773,054	5,388	2.77%
Federal funds and repurchase agreements	40,377	63	0.62%	16,481	60	1.44%
Other short term borrowings	403	1	1.46%	818	2	0.97%
FHLB of Atlanta borrowings	9,178	163	7.03%	12,260	203	6.57%

Total interest-bearing liabilities	$872,546	$4,623	2.10%	$802,613	$5,653	2.79%

Net interest income		$11,289			$10,895
Interest rate spread			3.71%			3.78%
Interest expense as a percent of average earning assets			1.68%			2.24%
Net interest margin			4.12%			4.33%

(1)	income and yields are reported on a taxable-equivalent basis

The following table provides information on average earning assets and interest-bearing liabilities for the nine months ended September 30, 2003 and 2002 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $1.7 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities
Taxable	$222,299	$6,555	3.93%	$210,626	$7,276	4.61%
Tax-exempt (1)	78,492	4,188	7.12%	75,202	3,954	7.01%

Total securities	300,791	10,743	4.76%	285,828	11,230	5.24%
Loans, net	732,297	36,621	6.69%	668,398	37,805	7.56%
Interest earning bank deposits	436	28	8.59%	336	4	1.68%
Federal funds sold	18,408	169	1.23%	30,693	381	1.66%

Total earning assets	$1,051,932	$47,561	6.04%	$985,255	$49,420	6.70%

Interest-bearing deposits:
Checking	$128,687	$690	0.72%	$116,701	$912	1.05%
Money market	160,028	1,422	1.19%	132,901	1,805	1.82%
Savings	111,117	820	0.99%	100,944	1,171	1.55%
Certificates of deposit:
Less than $100,000	313,436	8,108	3.46%	324,660	10,269	4.23%
$100,000 and more	91,454	2,641	3.86%	85,022	2,765	4.35%

Total interest-bearing deposits	804,722	13,681	2.27%	760,228	16,922	2.98%
Federal funds and repurchase agreements	22,206	159	0.96%	17,730	213	1.60%
Other short term borrowings	486	4	1.17%	635	6	1.34%
FHLB of Atlanta borrowings	10,758	533	6.62%	12,363	606	6.55%

Total interest-bearing liabilities	$838,172	$14,377	2.29%	$790,956	$17,747	3.00%

Net interest income		$33,184			$31,673
Interest rate spread			3.75%			3.70%
Interest expense as a percent of average earning assets			1.83%			2.41%
Net interest margin			4.21%			4.29%

(1)	income and yields are reported on a taxable-equivalent basis

Noninterest Income

Total noninterest income was $4.2 million for the third quarter of 2003; an increase of 32.7% compared with $3.1 million the same period in 2002. Higher revenues from VFGI’s mortgage and retail banking operations were the primary contributors to this growth. In addition, the Company recorded during the third quarter of 2003 nonrecurring income of $365 thousand associated with the sale of investments. This sale represented the liquidation of investments by the holding company to increase the capitalization of its Planters Bank affiliate in contemplation of the branch acquisition. Excluding this gain, noninterest income growth would have been 21.1% for the third quarter compared to the same period in 2002.

Fees from retail banking operations totaled $1.4 million for the quarter, an increase of 20.1% compared with the same period in 2002. This increase resulted from growth in fee oriented deposit accounts, improved fee structure and higher transaction volume.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Mortgage banking income totaled $1.3 million for the third quarter of 2003, an increase of $487 thousand or 60.8% compared to mortgage banking income from the third quarter last year. This increase resulted from continuing record volumes of mortgage origination activity during the quarter. VFGI began to see a reduction in mortgage activity late in the third quarter, and expects the level of revenue from mortgage operations to decrease in the fourth quarter.

Total noninterest income for the nine month period was $11.7 million for 2003, an increase of $2.6 million or 28.4% compared with $9.1 million for the same period in 2002. This increase was primarily driven by fees associated with retail banking and mortgage banking operations, as well as aforementioned gains on sale of securities.

Noninterest Expense

Noninterest expense for the third quarter of 2003 amounted to $9.9 million, an increase of $1.1 million or 11.94% over the same period in 2002. Included in this increase are nonrecurring expenses of $340 thousand associated with integration of the First Virginia Branches. Compensation and benefit expense, the largest component of noninterest expense, was $5.7 million compared to $4.9 million in 2002, representing an increase of $825 thousand or 17.0%. This increase represents higher costs associated with the establishment of loan production offices in Charlottesville and Lynchburg, mortgage originator commissions, medical and pension benefits, and other incentive related accruals.

Occupancy expense for the third quarter of 2003 was $561 thousand compared to $507 thousand for 2002, an increase of $54 thousand or 10.7%. The increase is attributable to increased costs associated with rent, real estate taxes and utilities, including new loan production offices in Charlottesville and Lynchburg.

Computer services expense amounted to $270 thousand for the third quarter of 2003 compared to $519 thousand in 2002. This decrease is the result of the reduction of data processing fees incurred by the Planters affiliate since conversion.

Noninterest expense for the nine months ended September 30, 2003 was $28.3 million, an increase of $2.7 million or 10.6% compared to $25.6 million for the same period in 2002. The increase for the nine month period is consistent with the explanations for the three month period, with the exception of compensation and employee benefit expense, which increased at a higher rate in the third quarter compared to the first six months of 2003 due to increases in performance related compensation.

Asset Quality

VFGI’s ratio of non-performing assets as a percentage of total assets amounted to .55% at the end of the quarter, down from .61% for the previous quarter. VFGI’s ratio of non-performing assets to loans and other real estate owned amounted to .88% at the end of the quarter, compared to ..95% for the previous quarter. Net charge-offs as a percentage of average loans receivable amounted to less than .1% for the quarter, compared to

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

.08% for the previous quarter. At September 30, 2003, the allowance for loan losses as a percentage of non-performing assets was 126.6%, while the allowance as a percentage of total loans amounted to 1.12%. This percentage decline is due primarily to the addition of $77.4 million in loans purchased in connection with the branch purchase discussed in Note 10 to the financial statements. VFGI chose to not record a special provision for these loans mainly due to the fact that much of this portfolio was 1-4 family residential loans, representing a low risk profile. In addition, VFGI has implemented a more rigorous methodology to calculate the required allowance, and historical loss ratios support a lower coverage ratio.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	September 30, 2003	December 31, 2002	September 30, 2002
Non accrual loans	$1,824	$940	$527
Troubled debt restructurings	4,572	6,547	5,420
Other real estate owned	1,233	894	643

Total nonperforming assets	$7,629	$8,381	$6,590

Loans past due as to principal or interest for 90 days or more accruing interest	$11	$104	$2

Nonperforming assets to total assets	.55%	.75%	.60%

Nonperforming assets to loans and other property	.88%	1.19%	.96%

Allowance for loan losses as a percentage of loans receivable	1.12%	1.31%	1.35%

Allowance for loan losses as a percentage of nonperforming assets	126.60%	109.53%	140.11%

Net charge-offs as a percentage of average loans receivable	.06%	.10%	.04%

Troubled debt restructurings consist primarily of two relationships, each of which is well secured and performing in accordance with revised terms. The allowance for loan losses at September 30, 2003 amounted to $9.7 million, compared to $9.2 million at December 31, 2002.

Liquidity and Capital Resources

The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion. Stockholders’ equity as of September 30, 2003 of $117.7 million increased $3.4 million or approximately 2.9% from $114.4 million at December 31, 2002. This increase is primarily attributable to net income earned for the nine months ended September 30, 2003, less $4.0 million in dividends paid and a decrease of $2.2 million associated with accumulated other comprehensive income related to the

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

unrealized gain on securities available for sale. The Company’s Tier I capital consists primarily of common stockholder’s equity. Risk weighted assets are determined by assigning various risk levels to each asset type. The Company’s Tier 1 risk based capital ratio was 9.68% at September 30, 2003, compared to 13.16% at December 31, 2002, placing the Company in a well capitalized position as defined by regulators.

The following table includes information with respect to the VFGI’s risk-based capital as of September 30, 2003 (000 omitted):

Tier 1 capital	$92,760
Tier 2 capital	9,658
Total risk-based capital	102,418
Total risk-weighted assets	958,070
Average adjusted total assets	1,159,069

Capital ratios:
Tier 1 risk-based capital ratio	9.68%
Total risk-based capital ratio	10.69%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.00%
Equity to assets ratio	8.52%

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB, issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS

INTERNET ACCESS TO CORPORATE DOCUMENTS

The Company provides access to its SEC filings through the corporate website at www.vfgi.net. After accessing the website, the filings are available upon selecting the SEC Filings & Other Documents icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidaries is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report is being prepared. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and based on that evaluation, concluded that the Company’s disclosure controls and procedures are operating effectively. There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against Virginia Financial Group, Inc. and its subsidiaries are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

VIRGINIA FINANCIAL GROUP, INC.

PART II – OTHER INFORMATION

I TEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2

Purchase and Assumption Agreement dated June 11, 2003 among BB&T Corporation, First Virginia Bank –

Southwest, First Virginia Bank – Colonial, First Virginia Bank – Blue Ridge; and Second Bank & Trust and

Planters Bank & Trust Company of Virginia, affiliates of Virginia Financial Group, Inc. incorporated by reference to Exhibit 2.1 to Form 8-K filed September 29, 2003.

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K filed January 30, 2002.

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit 3.2 to Form 8-K filed January 30, 2002.

Exhibit No. 4	Stock Option Agreement incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan incorporated by reference to Exhibit 99 to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

(b)	Reports on Form 8-K:

Virginia Financial Group, Inc. filed a Form 8-K on August 6, 2003 announcing its second quarter earnings results.

Virginia Financial Group, Inc. filed a Form 8-K on September 29, 2003, announcing that two banking affiliates of Virginia Financial Group, Inc. acquired certain assets and assumed certain deposit liabilities relating to eight former branch offices of First Virginia Banks, Inc. The newly acquired branches in aggregate represent the acquisition of loans of $79 million, real estate of $4 million and the assumption of deposits of $202 million. VFGI’s Planters Bank & Trust Company of Virginia affiliate acquired seven of these branches, while VFGI’s Second Bank & Trust affiliate acquired one of these branches. The branches are located in Covington, Tazewell, Woodstock, Rocky Mount and Farmville, Virginia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC. (Registrant)

/s/ O.R. Barham, Jr.

O.R. Barham, Jr. President and Chief Executive Officer Principal Executive Officer November 12, 2003

/s/ Jeffrey W. Farrar

Jeffrey W. Farrar, CPA Executive Vice President and Chief Financial Officer Principal Financial Officer November 12, 2003