Form 10-K
period 2003-12-31
VIRGINIA FINANCIAL GROUP INC
filed 2004-03-12
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003 was $217,995,689 which is the last business day of the registrant’s most recently completed second quarter.

As of March 11, 2004, there were 7,152,885 shares of common stock, $5.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting and definitive Proxy Statement dated March 15, 2004 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

GENERAL

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia with total assets of approximately $1.4 billion. VFG’s trust affiliate, Virginia Commonwealth Trust Company, manages fee based assets of approximately $391 million and brokerage assets of approximately $99 million. Affiliates of the Company include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg and Virginia Commonwealth Trust Company - in Culpeper. The organization has a network of thirty-seven branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Fredericksburg, Harrisonburg and Staunton. During 2003, VFG opened loan production offices in the Cities of Charlottesville and Lynchburg.

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust company provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Each affiliate is run autonomously, with the holding company providing common services such as corporate finance, marketing, human resources, compliance, audit and loan review.

EMPLOYEES

At December 31, 2003, VFG had 510 full time equivalent employees. No employees are represented by any collective bargaining unit. VFG considers relations with its employees to be good.

COMPETITION

VFG and its affiliates incur strong competition in each of its primary markets from large regional and national financial institutions, savings and loans, credit unions and other community banking organizations. In addition, consumer finance companies, asset managers and mortgage companies all provide competition. Out-of-state bank holding companies are providing increased competition through merger and acquisition of Virginia banks.

VFG’s deposit market share at June 30, 2003 represented 1% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

No material part of the business of the affiliate banks is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the banks. Management is not aware of any indications that the business of the banks or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

VFG is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and State Corporation Commission (“SCC”). As a bank holding company, VFG is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board, FDIC and SCC also may conduct examinations of VFG and/or its affiliates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, that the Company and its subsidiary banks meet all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Company as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the institution’s category.

Dividends

VFG is a separate operating entity from its affiliates, and thus has liquidity needs that are funded primarily from the revenues of its affiliates. The parent company’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent company is the dividends it receives from its banking and trust subsidiaries. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined. During 2003, the banking subsidiaries and the non-bank subsidiary transferred $16.7 million in dividends to VFG. As of December 31, 2003, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the VFG without prior regulatory approval totaled $9.0 million or 7.54% of the consolidated net assets.

BANK REGULATION

Each of VFG’s affiliate banks are subject to supervision and regulation by the Federal Reserve Board and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other affiliates.

USA Patriot Act. VFG’s affiliate banks are subject to the requirements of the USA Patriot Act which became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities.

Insurance of Accounts. VFG’s affiliate banks have deposits which are insured by the FDIC, and the banks are subject to insurance premium assessments by the FDIC. The actual assessment is to be paid by each member bank based on a risk assessment by the FDIC. Each bank pays a base assessment, and may also be assigned a risk premium component. Among other factors, the FDIC uses capitalization levels to determine the proper risk classification and premium component. Each of VFG’s affiliate banks paid only the base assessment premium in 2003.

Community Reinvestment Act. VFG’s affiliate banks are subject to the requirements of the Community Reinvestment Act (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the needs of the local communities, including low and moderate income neighborhoods. Each bank’s efforts in meeting such goals are evaluated by regulatory agencies as defined above based on twelve assessment factors. Restrictions on operating activities may be imposed if unsatisfactory ratings are assessed.

Privacy Legislation. Several new regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its polices and procedures with respect to the handling of customers personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

LENDING ACTIVITIES

VFG’s affiliate banks offer both commercial and consumer loans, but lending activity is generally focused on consumers and small to middle market businesses within the banks’ market region.

VFG’s residential real estate loan portfolio (including home equity lines) represented approximately 30.7% of its total loan portfolio at December 31, 2003. The residential mortgage loans made by VFG’s affiliate banks are made predominately for single family, owner-occupied residences within their market region. Residential mortgage loans offered by VFG’s affiliate banks are either adjustable rate loans or fixed rate loans with 20 to 30 year amortization schedules that mature with a balloon payment on the third or fifth year anniversary of the loan. Collateral consists of the deed of trust on the financed property and the loan generally does not exceed 80% of the collateral value. In addition, VFG’s affiliate banks sell into the secondary market permanent residential mortgage loans that conform to each agency’s underwriting guidelines. VFG does not maintain the servicing rights on these sold loans.

The commercial real estate portfolio represents approximately 43.8% of the real estate portfolio. Although VFG’s affiliate banks typically look to the borrower’s cash flow as the principal source of repayment for such loans, this category is predominantly owner-occupied commercial loans collateralized by real estate. These loans are made at a maximum of 80% loan-to-value and are either fixed or adjustable rate loans. These loans are generally personally guaranteed by the principals of the business.

Approximately 8.0% of VFG’s loan portfolio was comprised of commercial loans. VFG’s affiliate banks offer a variety of commercial loans within their market region, including revolving lines of credit, working capital loans, equipment financing loans, and letters of credit. Although VFG’s affiliate banks typically look to the borrower’s cash flow as the principal source of repayment for such loans, assets, such as accounts receivable, inventory and equipment, secure many of the loans within this category. VFG’s commercial loans generally bear a fixed rate of interest and many are made on a demand basis.

VFG’s real estate construction portfolio represents 10.2% of the total loan portfolio. Generally, all construction loans are made to finance owner-occupied properties with permanent financing commitments in place. VFG’s construction loans generally bear a floating rate of interest and mature in one year or less. Loan underwriting standards for such loans generally limit the loan amount to 75% of the finished appraised value of the project.

Consumer loans represent 5.2% of VFG’s loan portfolio. VFG’s affiliate banks offer a wide variety of consumer loans, which include installment loans, credit card loans, and other secured and unsecured credit facilities. The performance of the consumer loan portfolio is directly tied to and dependent upon the general economic conditions in the banks’ respective market region.

Credit Policies and Procedures

VFG has established guidelines governing, among other things, lending practices, credit analysis and approval procedures, and credit quality review.

VFG’s loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed an individual officer’s lending authority, the loan request must be approved by an officer with a higher lending limit or by the bank’s loan review committee. Each bank’s loan review committee can make loans up to their legal lending limit. On a combined basis for all banks this was approximately $18.8 million at December 31, 2003. Borrower requests exceeding an individual affiliate bank’s legal lending limit will be made in participation with other affiliates, but only after review and approval by VFG’s senior loan committee.

All loans to an individual borrower are reviewed each time the borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal.

VFG maintains its allowance for loan losses based on loss experience for each loan category over a period of years and adjusts the allowance for existing economic conditions as well as performance trends within specific areas, such as real estate and commercial. In addition, the affiliate banks periodically review significant individual credits and adjusts the allowance when deemed necessary. The allowance also is increased to support unfunded commitments when deemed necessary. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

An impaired loan is charged-off when management determines that the prospect of recovery of the principal of the loan has significantly diminished.

DEPOSITS

VFG’s affiliate banks offer a number of programs to consumers and to small and middle market businesses at interest rates consistent with local market conditions.

VFG’s affiliate banks control deposit flows primarily through pricing of deposits and, to a lesser extent, through promotional activities. VFG’s affiliate banks establish deposit rates based on a variety of factors, including competitive conditions and liquidity needs. VFG’s affiliate banks do not accept brokered deposits.

No material portion of the deposits of VFG’s affiliate banks has been obtained from a single or a small group of customers, and the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the business of VFG’s affiliate banks.

ACCESS TO FILINGS

The Company’s Annual Report on Form 10-K, and previous filings on Form 10-Q and 8-K, are available at www.VFGI.net. A copy of the Company’s filings will be sent, without charge, to any shareholder upon written request to: Lee M. Kerns, Administrative Assistant, at 102 South Main Street, P. O. Box 71, Culpeper, Virginia 22701.

Item 2. PROPERTIES

VFG and its affiliates own or lease buildings that are used in the normal course of business. The Company’s headquarters is located at 102 S. Main Street in Culpeper, Virginia. The Company’s affiliate banks own or lease thirty-seven branch locations and two loan production offices in Virginia. Additional information regarding lease commitments can be found in Note 16 of the 2003 Consolidated Financial Statements.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

Item 3. LEGAL PROCEEDINGS

VFG is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items will not have a material effect on the financial position of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 22, 2002, the Company’s stock began trading on the Nasdaq National Market, and currently trades under the trading symbol VFGI. Prior to that date, shares of Company Common Stock traded on the OTC Bulletin Board and thus were not traded on a national or regional exchange. Trading was generally as a result of private negotiation. Listed below are the high and low prices for the common stock and dividends paid for the last eight quarters ended December 31, 2003.

	Sales Price
	2003		2002		Dividends Per Share
	High	Low	High	Low	2003	2002
1st Quarter	$30.34	$26.35	$22.95	$20.15	$0.18	$0.18
2nd Quarter	31.86	26.70	32.79	22.05	0.19	0.18
3rd Quarter	33.99	27.97	33.39	27.60	0.19	0.18
4th Quarter	38.50	30.10	33.34	28.50	0.19	0.18

Item 6. Selected Financial Data

The following is selected financial data for the Corporation for the last five years.

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999
Statement of Operations Data:
Interest Income	$62,968	$63,808	$69,132	$68,404	$61,278
Interest Expense	19,357	23,101	32,155	32,110	27,282
Net Interest Income	43,611	40,707	36,977	36,294	33,996
Provision for Loan Losses	1,290	1,602	1,378	1,366	1,937
Total Noninterest Income	15,227	12,721	10,677	8,258	8,068
Total Noninterest Expense	39,007	35,115	32,081	27,785	25,888
Net Income	13,492	12,335	9,881	11,114	10,177
Performance Ratios:
Return on Average Assets	1.13%	1.15%	1.00%	1.21%	1.19%
Return on Average Equity	11.47%	11.09%	9.48%	11.29%	10.87%
Net Interest Margin	4.16%	4.30%	4.23%	4.39%	4.46%
Efficiency Ratio (1)	63.64%	61.97%	61.87%	61.40%	59.10%
Per Share Data:
Net Income - Basic	$1.89	$1.70	$1.35	$1.51	$1.38
Net Income - Diluted	1.88	1.69	1.35	1.51	1.38
Cash Dividends	0.75	0.72	0.68	0.68	0.65
Book Value	$16.75	$15.94	$14.64	13.80	12.63
Market Price Per Share
Cash Dividend Payout Ratio	39.81%	42.65%	55.20%	43.68%	46.80%
Balance Sheet Data:
Assets	$1,387,211	$1,114,905	$1,040,704	$959,023	$888,960
Loans	922,689	700,979	666,682	633,828	567,413
Securities	364,298	299,262	267,496	241,847	243,213
Deposits	1,210,774	959,822	897,459	815,137	758,702
Stockholders’ Equity	119,830	114,371	106,707	100,886	93,308
Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.06%	1.31%	1.24%	1.16%	1.15%
Non-performing assets to year-end loans and other property owned	0.80%	1.15%	0.76%	0.45%	0.47%

1)	Efficiency ratio is computed by dividing non-interest expense, net of nonrecurring expenses, by the sum of net interest income on a tax-equivalent basis and non-interest income.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

VIRGINIA FINANCIAL GROUP, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. and its affiliates (VFG). This discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

OVERVIEW

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia. VFG’s trust affiliate, Virginia Commonwealth Trust Company, is currently on of the largest independent trust companies headquartered in the Commonwealth of Virginia. Affiliates of VFG include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg and Virginia Commonwealth Trust Company - in Culpeper. The organization has a network of thirty-seven branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Charlottesville, Fredericksburg, Harrisonburg and Staunton.

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust company provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Each affiliate is run autonomously, with the holding company providing common services such as corporate finance, marketing, human resources, compliance, audit and loan review.

VFG experienced solid balance sheet growth during 2003, both organically and through the purchase of eight retail branches from First Virginia Bank in contemplation of its merger with BB&T. While the historically low rate environment continued to apply pressure on financial service companies like VFG, non-interest income growth in our retail banking and mortgage segments, coupled with the balance sheet and loan portfolio growth, allowed VFG to grow earnings in 2003 over 2002. After three months of operation, VFG has made significant progress toward completing the integration of the eight branches purchased.

Net revenue was $58.8 million for the year ended December 31, 2003 as compared to $53.4 in 2002. VFG earned $13.5 million or $1.88 per diluted share, an increase of 9.4% over 2002 earnings of $12.3 million or $1.69 per diluted share. VFG generated approximately $30.0 million in cash flow from operating activities in 2003. It paid dividends to stockholders of $5.4 million and invested $7.0 million in capital expenditures and repayment of long term debt.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, Management’s Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. The risks and uncertainties that may affect VFG include, but are not limited to: the growth in the economy, interest rate movements, timely development by VFG of technology enhancements for its products and operating systems, the impact of competitive products and the internet, services and pricing, customer needs and banking legislation. When we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof.

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

Allowance for Loan Losses

The VFG’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Banks calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have a seven point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that VFG will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Goodwill

The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2003 totaled $13.5 million or $1.88 per diluted share, an increase of 9.4% over 2002 earnings of $12.3 million or $1.69 per diluted share. Excluding nonrecurring after tax acquisition costs of $516 thousand associated with the purchase of eight branches from First Virginia in 2003, and merger and system integration expenses of $398 thousand in 2002, 2003 operating earnings amounted to $14.0 million or $1.95 per diluted share, an increase of 10.0% over 2002 operating earnings of $12.7 million or $1.75 per diluted share.

Returns on average equity, adjusted to exclude the aforementioned merger and integration charges, were 11.91% in 2003, 11.45% in 2002 and 10.79% in 2001. Returns on average assets totaled 1.17% in 2003, 1.19% in 2002 and 1.14% in 2001. Including such charges, returns on average equity were 11.47% in 2003, 11.09% in 2002 and 9.48% in 2001, while returns on average assets were 1.13% in 2003, 1.15% in 2002 and 1.00% in 2001.

VFG believes that the additional disclosure of results and performance ratios excluding charges associated with merger and integration activities is useful to the reader to evaluate the Corporation’s core operating performance. As a result of growth, the Corporation has incurred costs to integrate, restructure and reorganize both existing and new businesses. Excluding these costs from performance ratios allows investors to assess changes in results due to the primary business operations of VFG. These adjusted figures should not be considered exclusive of, or as a substitute for, measures prepared in accordance with generally accepted accounting principles. The following table provides a reconciliation of GAAP earnings to operating earnings:

	Year Ended December 31,
(In thousands)	2003	2002	2001
GAAP earnings	$13,492	$12,335	$9,881
Expenses:
Merger and integration	491	548	1,360
Start-up costs - branch acquisition	219	—	—
Tax effects	(194)	(150)	—

Operating earnings	$14,008	$12,733	$11,241

Merger and integration expenses for 2003 are directly associated with transaction costs associated with the purchase of the eight branches from First Virginia. Included in 2002 expenses are integration expenses of $548 thousand consisting of costs associated with professional fees, termination fees related to service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system. Merger expenses in 2001 were almost exclusively professional fees including legal, accounting, investment banking and filing fees associated with the Virginia Commonwealth merger.

NET INTEREST INCOME

The primary source of VFG’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest-bearing funds include deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income. The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities. The net interest margin is defined as the percentage of net interest income to average earning assets. Earning assets obtained through noninterest bearing sources of funds such as regular demand deposits and stockholders’ equity result in a net interest margin that is higher than the interest rate spread.

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2003, 2002 and 2001. The next table analyzes the changes in net interest income for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

	AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES YEAR ENDED DECEMBER 31,
	2003			2002			2001
Dollars in thousands	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS

Loans receivable, net (1) (2)	770,280	50,293	6.53%	675,416	50,425	7.47%	659,234	55,777	8.46%

Investment securities
Taxable	237,025	9,263	3.91%	213,592	9,680	4.53%	160,611	9,467	5.89%
Tax exempt (2)	77,312	5,419	7.01%	76,501	5,307	6.94%	66,509	4,615	6.94%

Total investments	314,337	14,682	4.67%	290,093	14,987	5.17%	227,120	14,082	6.20%

Interest bearing deposits	398	4	1.01%	399	7	1.75%	1,582	75	4.74%
Federal funds sold	16,632	188	1.13%	29,193	468	1.60%	29,817	1,052	3.53%

Total earning assets	1,101,647	65,167	5.92%	995,101	65,887	6.62%	917,753	70,986	7.73%
Allowance for loan losses	(9,406)			(8,799)			(7,721)
Total nonearning assets	104,632			82,777			78,413

Total assets	1,196,873			1,069,079			988,445

LIABILITIES AND STOCKHOLDERS EQUITY

Interest-bearing deposits
Interest checking	143,875	1,078	0.75%	119,041	1,196	1.00%	100,024	1,777	1.78%
Money market	164,555	1,867	1.13%	137,401	2,368	1.72%	107,962	3,189	2.95%
Savings	117,814	1,087	0.92%	102,220	1,533	1.50%	89,307	2,442	2.73%
Time deposits:
Less than $100,000	331,936	10,774	3.25%	322,346	13,273	4.12%	330,659	18,275	5.53%
$100,000 and more	93,913	3,628	3.86%	85,695	3,646	4.25%	85,757	4,880	5.69%

Total interest-bearing deposits	852,093	18,434	2.16%	766,703	22,016	2.87%	713,709	30,563	4.28%
Federal funds purchased & repurchase agreements	22,280	189	0.85%	18,077	266	1.47%	16,782	608	3.62%
Other borrowings	1,995	40	2.01%	804	8	1.00%	641	22	3.43%
Federal Home Loan Bank advances	10,355	694	6.70%	12,332	811	6.58%	14,333	962	6.71%

Total interest-bearing liabilities	886,723	19,357	2.18%	797,916	23,101	2.90%	745,465	32,155	4.31%
Demand deposits	184,507			155,061			132,211
Other liabilities	8,063			4,847			6,555

Total liabilities	1,079,293			957,824			884,231
Stockholders’ equity	117,580			111,255			104,214

Total liabilities and stockholders’ equity	1,196,873			1,069,079			988,445

Net interest income (tax equivalent)		45,810			42,786			38,831

Average interest rate spread			3.74%			3.72%			3.42%
Interest expense as a percent of average earning assets			1.76%			2.32%			3.50%
Net interest margin			4.16%			4.30%			4.23%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

	VOLUME AND RATE ANALYSIS Years Ended December 31,
	2003 vs. 2002 Increase (Decrease) Due to changes in:			2002 vs. 2001 Increase (Decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans	$(1,236)	$1,104	$(132)	$1,412	$(6,764)	$(5,352)
Securities, taxable	1,635	(2,052)	(417)	712	(499)	213
Securities, tax-exempt	57	55	112	693	(1)	692
Interest-bearing bank deposits	(3)	—	(3)	(68)	—	(68)
Federal funds sold	(166)	(114)	(280)	(22)	(562)	(584)

Total Interest Income	$287	$(1,007)	$(720)	$2,727	$(7,826)	$(5,099)

Interest Expense:
Time and savings deposits:
Interest checking	$540	$(658)	$(118)	$452	$(1,033)	$(581)
Money market	688	(1,188)	(500)	1,556	(2,377)	(821)
Savings	293	(739)	(446)	428	(1,337)	(909)
Time deposits
Less than $100,000	409	(2,908)	(2,499)	(449)	(4,553)	(5,002)
$100,000 and more	(501)	482	(19)	(4)	(1,230)	(1,234)

Total time and savings deposits	1,429	(5,011)	(3,582)	1,983	(10,530)	(8,547)
Federal funds and repurchase agreements	94	(171)	(77)	51	(393)	(342)
Federal Home Loan Bank advances	(133)	16	(117)	(132)	(19)	(151)
Other short term borrowings	19	13	32	8	(22)	(14)

Total Interest Expense	$1,409	$(5,153)	$(3,744)	$1,910	$(10,964)	$(9,054)

Net Interest Income	$(1,122)	$4,146	$3,024	$817	$3,138	$3,955

Tax equivalent net interest income in 2003 was $45.8 million compared to $42.8 million in 2002 and $38.8 million in 2001. VFG was able to increase its net interest income in 2003 versus 2002 primarily due to an increase in average earning assets, whereas the increase in 2002 over 2001 was through margin and spread improvement. The average interest rate spread was 3.74% in 2003, up slightly from the 3.72% in 2002 and 3.42% in 2001. The net interest margin was 4.16% in 2003, down from 4.30% in 2002 and 4.23% in 2001. While the interest rate spread was virtually flat in 2003 vs. 2002, the net interest margin experienced compression. Several factors influenced this change in 2003 as compared to 2002. First, VFG maintained a slightly asset sensitive interest rate risk position during 2003, when short term rates continued to drift to historical lows, causing interest earning assets to reprice quicker than interest bearing liabilities, as a greater portion of such assets are variable rate and immediately reprice when rates fall. Secondly, the short term investment yield on the $98 million in cash received, coupled with the sudden increase in average earning assets in connection with the third quarter branch purchase, placed some additional short term pressure on the net interest margin. Comparing 2002 to 2001, as the frequency of rate cuts decreased and rates stabilized in 2002, VFG’s cost of funds was able to absorb the rate declines and thus lowered more rapidly than asset yields, improving both spread and margin over 2001.

Average earning assets increased $106.5 million to $1.1 billion at December 31, 2003, an increase of 10.7% over $995.1 million in 2002. Average earning assets in 2002 increased $77.3 million or 8.4% from $917.8 million in 2001. The increase in average earning assets can be attributed to loan and securities growth from two new loan production offices, the purchase of eight First Virginia branches and organic growth for the period. These assets were funded with retail deposit growth and short- term borrowings.

NON-INTEREST INCOME

Non-interest income increased to $15.2 million in 2003, an increase of $2.5 million or 19.7% compared to 2002. For 2002, non-interest income increased to $12.7 million, an increase to $2.0 million or 19.1% compared to 2001.

Retail banking fees increased to $5.8 million, an increase of $1.5 million or 34.2% from 2002. For 2002, retail banking fees increased to $4.3 million, an increase of $825 thousand or 23.7% over 2001. Increased fees associated with deposit growth and improved fee structure associated with new products accounted for this increase.

Gain on sale of mortgage loans from mortgage banking activities increased to $4.2 million, an increase of $1.0 million or 32.7%. For 2002, gain on sale of mortgage loans increased to $3.2 million, an increase of $528 thousand or 20.1% compared to 2001. Mortgage banking income has been favorably influenced by rate and volume trends in the financial services industry, which has seen record volume in mortgage loan originations/refinancing. VFG originated $233 million and sold $246 million of secondary mortgage loans during 2003, compared to $166.0 million originated and $166.1 million sold in 2002. This volume is a direct result of lower interest rates in 2003 and 2002 versus 2001. As mortgage rates rose in the fourth quarter of 2003, VFG experienced a 46.9% decrease in mortgage revenue during the fourth quarter, and anticipates a similar decrease if rates hold constant during 2004.

Commissions and fees from fiduciary activities associated with our trust and wealth management activities decreased to $2.8 million in 2003, a decrease of $186 thousand or 6.2% from 2002. 2002 fees of $3.0 million represented an increase of $110 thousand or 3.8% over 2001. While market valuations improved in 2003 over 2002, this improvement was offset by a decrease in gross assets managed. At December 31, 2003, VFG’s trust affiliate had assets under management of $391.2 million, and brokerage assets under management of $99.1 million. Investment fee income associated with brokerage services, which function as a division of the trust operations, experienced an increase in fees to $582 thousand in 2003, an increase of $129 thousand or 28.5% over 2002. For 2002, brokerage service fees increased to $453 thousand, an increase $121 thousand or 36.5% from 2001.

Other operating income decreased to $1.3 million in 2003, a decrease of $208 thousand or 13.6% compared to 2002. For 2002, income was $1.5 million, an increase of $233 thousand or 18.0% compared to 2001. The decrease in 2003 is attributable to a reduction in associated fees from insurance income, cash management services and fees from non-customer ATM charges.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense:

	NON-INTEREST EXPENSE
	2003 vs. 2002			2002 vs. 2001
In thousands)	2003	2002	%	2002	2001	%
Compensation and employee benefits	$21,883	$20,019	9.3%	$20,019	$17,624	13.6%
Net occupancy	2,318	1,939	19.5%	1,939	1,761	10.1%
Supplies and equipment	4,229	3,457	22.3%	3,457	3,177	8.8%
Data processing	1,146	959	19.5%	959	1,081	-11.3%
Merger and integration related costs	491	548	-10.4%	548	1,360	-59.7%
Other	8,940	8,193	9.1%	8,193	7,078	15.8%

	$39,007	$35,115	11.1%	$35,115	$32,081	9.5%

Non-interest expenses increased to $39.0 million in 2003, an increase of $3.9 million or 11.1% over 2002. This increase was mainly attributable to the following factors:

•	Compensation and benefits associated with two loan production offices that opened mid-year, and eight branches purchased from First Virginia beginning with the fourth quarter of 2003.

•	Increases in employee benefit costs, particularly pension and health and welfare plans, consistent with the increase in health care cost trends nationwide.

•	Commission based compensation and benefits associated with secondary market mortgage activity.

•	Occupancy costs associated with the aforementioned new offices.

•	Amortization and depreciation associated with system upgrades in 2002 and new office up-fit.

•	Increase in bank franchise taxes, marketing and advertising, and postage, all of which experienced increases year to year due primarily to the growth of VFG.

Non-interest expenses increased to $35.1 million in 2002, an increase of $3.0 million or 9.5% over 2001 associated primarily with increases in compensation and benefits. The increase in salaries and benefits during 2002 is attributable to the following factors:

•	Merit increases and additional personnel.

•	Increased cost of $509 thousand associated with VFG incentive plan initiated in 2002.

•	Restricted share awards of $187 thousand which vesting was accelerated in connection with merger of equals with Virginia Commonwealth.

•	Increased overtime and temporary help incurred as a result of efforts required to convert one bank and upgrade systems for two banks to a common platform system.

•	Increases in employee benefit costs, particularly pension and health and welfare plans, consistent with the increase in health care cost trends nationwide.

•	Increase in bank franchise taxes, marketing and advertising, and postage, all of which experienced increases year to year due primarily to the growth of VFG.

Merger and integration expenses for 2003 are directly associated with transaction costs associated with the purchase of the eight branches from First Virginia. Included in 2002 expenses are integration expenses of $548 thousand consisting of costs associated with professional fees, termination fees related to service contracts and asset write-offs related to conversion of the banking subsidiaries into a common core processing system. Merger expenses in 2001 were almost exclusively professional fees associated with legal, accounting, investment banking and filing fees in connection with the Virginia Commonwealth merger.

INCOME TAXES

For the year ended December 31, 2003, income taxes were $5.0 million, resulting in an effective tax rate of 27.2% compared $4.4 million or 26.2% in 2002 and $4.3 million or 30.4% in 2001. The increase in the effective tax rate for 2003 compared to 2002 can be attributed to less tax-exempt interest income in 2003. The higher effective tax rate in 2001 was attributable to $1.4 million in non-deductible merger expenses and less tax-exempt interest income.

ASSET QUALITY

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb losses on existing loans in the portfolio that may become uncollectible. The following table represents the VFG’s activity in its allowance for loan losses:

	ALLOWANCE FOR LOAN LOSSES
	December 31,
(In thousands)	2003	2002	2001	2000	1999
Allowance for loan losses, January 1	$9,180	$8,266	$7,383	$6,550	$5,750
Loans Charged Off
Real estate - construction	—	6	—	—	—
Real estate - mortgage	180	200	414	95	21
Commercial, financial and agricultural	191	330	143	55	400
Consumer loans	585	427	546	565	317
All other loans	—	—	—	—	562

Total Loans Charged Off	956	963	1,103	715	1,300

Recoveries
Real estate - construction	—	—	—	—	—
Real estate - mortgage	1	89	13	44	12
Commercial, financial and agricultural	11	14	350	25	25
Consumer loans	217	172	245	113	126
All other loans	—	—	—	—	—

Total Recoveries	229	275	608	182	163

Net Charge-Off’s	727	688	495	533	1,137
Provision for Loan Losses	1,290	1,602	1,378	1,366	1,937

Allowance for loan losses, December 31	$9,743	$9,180	$8,266	$7,383	$6,550

Ratio of allowance for loan losses to total loans outstanding at end of year	1.06%	1.31%	1.24%	1.16%	1.15%

Ratio of net charge offs (recoveries) to average loans outstanding during the year	0.09%	0.10%	0.08%	0.09%	0.21%

The balance of the allowance for loan losses was $9.7 million as of December 31, 2003, compared to $9.2 million in 2002 and $8.3 million in 2001. The reserve for loan losses was 1.06% of outstanding loans as of December 31, 2003,

1.31% as of December 31, 2002 and 1.24% as of December 31, 2001. The decrease in the allowance as a percentage of loans during 2003 is attributable to declining historical losses experience for the past three years, coupled with improvement noted in impaired loans and general economic conditions. The increase in 2002 as compared to 2001 was the result of increased levels of impaired loan and general economic conditions.

Net charge-offs were $727 thousand during 2003, compared to $688 thousand during 2002 and $495 thousand during 2001. The percentage of net charge-offs to average loans was 0.09% for 2003, .10% for 2002 and 0.08% for 2001, reflecting a constant level of charge-off experience.

The following table summarizes the allocation of the allowance for loan losses by loan type.

	ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
	December 31,
(In thousands)	2003	2002	2001	2000	1999
Allocation of allowance for possible loan losses, end of year
Real estate - construction	$567	$319	$415	$454	$48
Real estate - mortgage	5,425	4,759	2,050	1,745	1,187
Commercial, financial and agricultural	408	2,603	2,592	1,869	959
Consumer Loans	639	710	2,004	1,558	1,305
All Other Loans	50	47	65	—	8
Unallocated	791	465	920	1,757	3,043
Off balance sheet items	1,863	277	220	—	—

Total allowance for loan losses	$9,743	$9,180	$8,266	$7,383	$6,550

Ratio of loans to total year-end loans
Real estate - construction	10.22%	8.13%	9.27%	7.98%	5.13%
Real estate - mortgage	75.85%	73.61%	68.73%	68.41%	70.61%
Commercial, financial and agricultural	8.00%	9.14%	11.64%	11.14%	10.54%
Consumer Loans	5.21%	7.80%	9.01%	11.05%	13.08%
All Other Loans	0.72%	1.32%	1.35%	1.42%	0.64%

	100.00%	100.00%	100.00%	100.00%	100.00%

The largest allowance allocation is to the real estate-mortgage loan portfolio, which represents approximately 55.7% of the allowance balance at December 31, 2003. The increase in 2003 is primarily the result of commercial real estate loan growth, which would normally carry a higher risk rating and allowance allocation than 1-4 family mortgages. The increase in allocation for unfunded commitments reflects an increase in unfunded commitments of $142 million or 83% from 2002, and also reflects an increased commercial real estate component necessitating a higher allowance allocation. The real estate – mortgage category represents 75.8% of total loans outstanding, of which approximately half of such portfolio represents non- homogeneous portfolio consisting of loans collateralized by commercial real estate.

The following table presents information concerning the aggregate amount of nonperforming assets.

	NON-PERFORMING ASSETS
	December 31,
(In thousands)	2003	2002	2001	2000	1999
Non-accrual loans	$2,677	$940	$3,185	$1,873	$1,463
Troubled debt restructurings	4,525	6,547	1,307	—	—
Other property owned	136	577	547	1,009	1,230

Total non-performing assets	$7,338	$8,064	$5,039	$2,882	$2,693

Loans past due 90 days accruing interest	$25	$104	$121	$936	$853

Nonperforming assets to total assets	0.53%	0.72%	0.48%	0.30%	0.30%

Non-performing assets to year-end loans and other property owned	0.80%	1.15%	0.75%	0.45%	0.47%

Non-performing assets consist of VFG’s non-accrual loans, troubled-debt restructurings, and real estate owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans, which are carried on non-accrual status, interest is recognized on a cash basis. At December 31, 2003, total non-performing assets totaled $7.3 million, a decrease of $1.0 million from 2002. For 2002, total nonperforming assets were $8.3 million, an increase of $3.3 million from 2001. The decrease in 2003 is attributed to a reduction in restructured loans of $2.0 million and other real estate owned of $758 thousand. The increase in 2002 as compared to 2001 was due to the restructuring of $5.2 million in loans during 2002 and the reduction of $2.2 million in nonaccrual loans. All remaining restructured loans are performing as agreed and, in the opinion of management, are adequately reserved. The increase in nonaccrual loans in 2003 consists of single-family mortgage loans that are well collateralized.

FINANCIAL CONDITION

Securities

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2003 and approximate weighted average yields of such securities. Yields on states and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. VFG attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits. Please see Note 4 to the Consolidated Financial Statements for further information on gross unrealized gains and losses on both securities being held to maturity and securities available for sale.

	MATURITY OF SECURITIES
(Dollars in thousands)	Book Value	Market Value	Weighted Average Maturity	Weighted Average TE Yield
US Treasury Securities
Within one year	$26,006	$26,015	.02 years	0.82%
After one year to five years	7,042	7,537	1.96 years	5.37%

Total	33,048	33,552	.44 years	1.79%

Federal Agencies
Within one year	$21,978	$22,329	.55 years	4.35%
After one year to five years	105,440	106,242	3.26 years	3.47%

Total	127,418	128,571	2.80 years	3.63%

Collateralized Mortgage Obligations
After one year to five years	$4,496	$4,642	4.05 years	6.16%
After ten years	1,957	1,943	26.30 years	4.00%

Total	6,453	6,585	10.80 years	5.50%

Mortgage Backed Securities
After one year to five years	$5,113	$5,246	4.79 years	5.15%
After five years to ten years	79,135	78,770	8.81 years	4.05%
After ten years	4,628	4,833	19.75 years	5.53%

Total	88,876	88,849	9.15 years	4.19%

State and Municipals
Within one year	$3,736	$3,778	.32 years	6.29%
After one year to five years	36,559	38,444	4.01 years	5.00%
After five years to ten years	37,406	39,359	7.64 years	6.41%
After ten years	7,954	8,631	14.12 years	6.48%

Total	85,655	90,212	6.37 years	5.81%

Corporate Bonds
Within one year	$919	$926	.30 years	3.93%
After one year to five years	9,085	9,679	2.66 years	5.53%

Total	10,004	10,605	2.44 years	5.39%

Total Fixed Income Securities
Within one year	$52,639	$53,048	.27 years	2.73%
After one year to five years	167,735	171,790	3.32 years	4.12%
After five years to ten years	116,541	118,129	8.42 years	4.81%
After ten years	14,539	15,407	7.16 years	5.85%

Total	351,454	358,374	5.13 years	4.21%
Equity Securities	1,575	1,794
Restricted Stock	4,257	4,257
Other Securities	501	501

Total Securities	$357,787	$364,926

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders, equity.

Loan Portfolio

At December 31, 2003, loans, net of unearned income and the allowance for loan losses, totaled $912.9 million, an increase of $221.1 million or 32.0% from $691.8 million in 2002. Of this increase, $77.4 million represents loans purchased in connection with the First Virginia branch purchase. The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, experienced strong growth during the period. This portfolio amounted to $404.3 million at December 31, 2003 and now represents 43.8% of the total portfolio. At December 31, 2003, off balance sheet unused loan commitments and standby letters of credit amounted to $313.9 million, compared to $171.5 million at December 31, 2002. These commitments may be secured or unsecured. On December 31, 2003, VFG had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

	LOAN PORTFOLIO SUMMARY
	December 31,
(In thousands)	2003	2002	2001	2000	1999
Real estate - construction	$94,372	$57,032	$61,899	$50,654	$29,171
Real estate - mortgage	698,107	516,512	458,795	434,258	401,286
Commercial, financial and agricultural	76,075	64,146	77,672	70,709	59,909
Consumer loans	50,163	54,738	60,180	70,128	74,329
All other loans	4,353	9,233	9,041	9,009	3,647

Total loans before deduction of unearned income	923,070	701,661	667,587	634,758	568,342
Less: Unearned Income	(381)	(682)	(905)	(930)	(929)

Total loans before allowance for loan losses	922,689	700,979	666,682	633,828	567,413
Less: allowance for loan losses	(9,743)	(9,180)	(8,266)	(7,383)	(6,550)

Net loans	$912,946	$691,799	$658,416	$626,445	$560,863

The following tables set forth the maturity of the loan portfolio as of December 31, 2003:

	LOAN PORTFOLIO MATURITIES
(In thousands)	One year or less	After one but less than five years	After five years	Total
Real estate - construction	$60,724	$18,253	$15,395	$94,372
Real estate - mortgage	66,382	196,337	435,388	698,107
Commercial, financial and agricultural	47,368	21,462	7,245	76,075
Consumer loans	9,308	38,025	2,830	50,163
All other loans	2,313	770	1,270	4,353

Total loans (1)	$186,095	$274,847	$462,128	$923,070

(1)	Excluding loans held for sale and before deduction of unearned income.

For maturities over one year:
Fixed rates	$483,739
Variable rates	253,236

$736,975

Deposits

Deposits at December 31, 2003 amounted to $1.2 billion, an increase of $251.0 million or 26.2% from $959.8 million in 2002. Of this increase, $193.5 million represented deposits acquired from First Virginia Bank at December 31, 2003, with the remaining $57.5 million representing organic growth. Funds provided by the increase in deposits allowed VFG to fund its balance sheet growth with retail deposits and better leverage its capital base in 2003. Non-interest bearing deposits increased by $45.1 million or 26.3% to $216.6 million in 2003, which helped offset the drop in asset yields during the period. The over all cost of deposit funds decreased to 2.16% in 2003, compared to 2.87% in 2002 and 4.28% in 2001.

The following table illustrates average outstanding deposits and rates paid.

	AVERAGE DEPOSITS AND RATES PAID
	2003		2002		2001
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$184,507	—	$155,061	—	$132,211	—

Interest-bearing deposits:
Interest checking	143,875	0.75%	119,041	1.01%	100,024	1.78%
Money market	164,555	1.13%	137,401	1.72%	107,962	2.95%
Savings	117,814	0.92%	102,220	1.50%	89,307	2.73%
Time deposits:
Less than $100,000	331,936	3.25%	322,346	4.12%	330,659	5.53%
$100,000 and more	93,913	3.86%	85,695	4.25%	85,757	5.69%

Total interest-bearing deposits	852,093	2.16%	766,703	2.87%	713,709	4.28%

Total average deposits	$1,036,600		$921,764		$845,920

Maturities of time deposits of $100,000 and over:

(In thousands)
At December 31, 2003
Within three months	$8,406
Three to six months	12,419
Six to twelve months	17,740
Over twelve months	72,560

$111,125

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment. VFG’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position at each of the banking subsidiaries.

The primary source of additional capital to VFG is earnings retention, which represents net income less dividends declared. During 2003, VFG retained $8.1 million, or 60.2% of its net income. Stockholders’ equity increased by $5.5 million, reflecting a decrease of $2.0 million in other comprehensive income, which relates primarily to a decrease in unrealized gains on securities available-for-sale during the period.

VFG and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on VFG and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, VFG and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require VFG and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2003, and 2002 that VFG and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events since the notification that management believes have changed the subsidiary banks’ category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and VFG’s overall financial condition. VFG’s primary source of liquidity is cash, securities in our available for sale portfolio and a $15 million line of credit with a correspondent bank. In addition, the Banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, audit and compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. During 2003, the banking subsidiaries and the non-bank subsidiary transferred $16.7 million in dividends to VFG. As of December 31, 2003, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the VFG without prior regulatory approval totaled $9.0 million or 7.54% of the consolidated net assets. The parent company generated approximately $16.0 million in cash flow from operating activities in 2003. It paid dividends to stockholders of $5.4 million, invested $22.0 million in subsidiaries and utilized proceeds of $9.4 million from sale of securities and $6.5 million in short term debt as funding sources.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

		CONTRACTUAL OBLIGATIONS
		Payments Due by Period
(In thousands)	Total	One year or less	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$9,140	$80	$4,060	$—	$5,000
Operating Leases	3,454	360	676	317	2,101
Purchase Obligations	—	—	—	—	—

Total	$12,594	$440	$4,736	$317	$7,101

In the judgment of management, VFG maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs, which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2003, we have not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. VFG does have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 18 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on VFG’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect VFG, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the VFG’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the VFG’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the VFG’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the VFG’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the VFG’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the VFG’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. VFG has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. VFG has included the required disclosures in its consolidated financial statements.

INTEREST RATE SENSITIVITY

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. VFG’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, VFG derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

Equity market risk is not a significant risk to VFG as equity investments on a cost basis comprise less than 1% of corporate assets. VFG does not have any exposure to foreign currency exchange risk or commodity price risk.

Interest rate risk is the exposure to fluctuations in VFG’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of VFG’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate, yet is not essential to VFG’s profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate and bank subsidiaries asset/liability committees are responsible for these decisions. VFG primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, VFG does not use off-balance sheet instruments.

The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors.

VFG uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of VFG’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of VFG’s interest rate risk position over time.

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of VFG’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in the following table. These results, as of December 31, 2003, indicate that VFG would expect net interest income to increase over the next twelve months by 3.95% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 6.96% if rates shifted downward in the same manner. This profile reflects an asset sensitive position and is well within the guidelines set by policy.

1-Year Net Income Simulation
-200 bp shock	-6.96%
+200 bp shock	3.95%

Static Net Present Value Change
-200 bp shock	3.00%
+200 bp shock	-6.80%

Value at Risk

The net present value analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The net present value of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.

The net present value analysis results are presented in the graph above. These results as of December 31, 2003 indicate that the net present value would decrease 6.8% assuming an immediate upward shift in market interest rates of 200 basis points and to increase 3.0% if rates shifted downward in the same manner. The risk position of VFG is within the guidelines set by policy.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

This information is incorporated above by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Interest Rate Sensitivity”.

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Directors

Virginia Financial Group, Inc. and Subsidiaries

Culpeper, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/    YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

February 19, 2004

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in Thousands)

	2003	2002
Assets
Cash and due from banks	$43,719	$44,790
Federal funds sold	1,222	26,270
Interest-bearing deposits in banks	237	487
Securities (market value: 2003, $364,926; 2002, $300,016)	364,298	299,262
Loans held for sale	5,174	17,228
Loans, net of allowance for loan losses, 2003, $9,743; 2002, $9,180	912,946	691,799
Bank premises and equipment, net	27,311	22,089
Interest receivable	5,914	5,618
Core deposit intangibles	6,247	1,708
Goodwill	14,033	—
Other real estate owned	454	894
Other assets	5,656	4,760

Total assets	$1,387,211	$1,114,905

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing	$216,560	$171,412
Interest bearing	994,214	788,410

Total deposits	$1,210,774	$959,822
Federal funds purchased and securities sold under agreement to repurchase	33,155	19,155
Short-term borrowings	6,526	1,040
Federal Home Loan Bank advances	9,140	12,220
Interest payable	2,223	1,928
Other liabilities	5,563	6,369
Commitments and contingent liabilities	—	—

Total liabilities	$1,267,381	$1,000,534

Stockholders’ Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	$—	$—
Common stock; $5 par value; 25,000,000 shares authorized; 2003: 7,152,885 shares issued and outstanding; 2002: 7,176,741 shares issued and outstanding	35,764	35,884
Surplus	7,578	8,143
Retained earnings	72,255	64,134
Accumulated other comprehensive income, net	4,233	6,210

Total stockholders’ equity	$119,830	$114,371

Total liabilities and stockholders’ equity	$1,387,211	$1,114,905

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2003

(Dollars in Thousands, except per share data)

	2003	2002	2001
Interest Income
Interest and fees on loans	$49,990	$50,170	$55,525
Interest on deposits in other banks	59	7	75
Interest and dividends on securities:
Taxable	8,851	9,347	9,047
Tax-exempt	3,522	3,502	3,046
Dividends	358	314	387
Interest income on federal funds sold	188	468	1,052

Total interest income	$62,968	$63,808	$69,132

Interest Expense
Interest on deposits	$18,434	$22,016	$30,563
Interest on federal funds purchased and securities sold under agreements to repurchase	189	266	608
Interest on FHLB advances	694	811	962
Interest on short-term borrowings	40	8	22

Total interest expense	$19,357	$23,101	$32,155

Net interest income	$43,611	$40,707	$36,977
Provision for loan losses	1,290	1,602	1,378

Net interest income after provision for loan losses	$42,321	$39,105	$35,599

Noninterest Income
Retail banking fees	$5,772	$4,300	$3,475
Commissions and fees from fiduciary activities	2,802	2,988	2,878
Investment fee income	582	453	332
Other operating income	1,316	1,524	1,291
Gain (loss) on sale of fixed assets	96	11	(84)
Gain on sale of securities available for sale	441	231	219
Gain (loss) on sale of other real estate owned	26	55	(65)
Gain on sale of mortgage loans	4,192	3,159	2,631

Total noninterest income	$15,227	$12,721	$10,677

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (continued)

For the Three Years Ended December 31, 2003

(Dollars in Thousands, except per share data)

	2003	2002	2001
Noninterest Expense
Compensation and employee benefits	$21,883	$20,019	$17,624
Net occupancy expense	2,318	1,939	1,761
Supplies and equipment expenses	4,229	3,457	3,177
Data processing	1,146	959	1,081
Merger and integration expenses	491	548	1,360
Other operating expense	8,940	8,193	7,078

Total noninterest expense	$39,007	$35,115	$32,081

Income before income taxes	$18,541	$16,711	$14,195
Provision for income taxes	5,049	4,376	4,314

Net income	$13,492	$12,335	$9,881

Earnings per share, basic	$1.89	$1.70	$1.35

Earnings per share, assuming dilution	$1.88	$1.69	$1.35

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2003

(Dollars in Thousands)

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$13,492	$12,335	$9,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,178	2,620	2,372
Provision for loan losses	1,290	1,602	1,378
Write-downs of other real estate	—	—	30
Deferred tax benefit	(447)	(584)	(401)
Pension expense	—	257	112
(Gain) loss on other real estate owned	(26)	(55)	65
(Gain) loss on sale of fixed assets	(96)	(11)	84
(Gain) on sale of securities available for sale	(441)	(231)	(219)
Gain on sale of mortgage loans	(4,201)	(3,159)	(2,631)
Proceeds from sale of mortgage loans	249,825	169,298	153,595
Origination of mortgage loans for sale	(233,570)	(165,983)	(157,868)
Amortization of security premiums and accretion of discounts, net	785	500	294
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(296)	37	1,437
Decrease in other assets	101	23	564
(Decrease) increase in interest payable	295	(651)	(894)
Increase in other liabilities	100	857	793

Net cash provided by operating activities	$29,989	$16,855	$8,592

Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities	$1,225	$750	$15,815
Proceeds from maturities and principal payments of securities available for sale	209,676	86,813	86,921
Proceeds from sales and calls of securities available for sale	46,708	39,001	14,890
Purchases of investment securities	—	—	(2,619)
Purchases of securities available for sale	(326,403)	(151,546)	(136,887)
Net increase in loans	(143,837)	(35,676)	(33,667)
Proceeds from sale of fixed assets	290	65	188
Purchase of premises and equipment	(3,856)	(4,248)	(4,010)
Proceeds from sale of other real estate	993	774	685
Additions to other real estate	(239)	(375)	—
(Increase) decrease in cash surrender value of life insurance	59	(68)	(6)
Acquisition of branches, net of cash acquired	99,547	—	(127)

Net cash used in investing activities	$(115,837)	$(64,510)	$(58,817)

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the Three Years Ended December 31, 2003

(Dollars in Thousands)

	2003	2002	2001
Cash Flows from Financing Activities
Net increase in demand, money market and and savings deposits	$57,354	$74,317	$78,670
Net (decrease) increase in certificates of deposit	(7,866)	(11,954)	3,652
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	14,000	2,225	(1,565)
Net (decrease) increase in short-term borrowings	5,486	(12)	284
Principal payments on Federal Home Loan Bank advances	(3,080)	(80)	(5,080)
Acquisition of common stock	(818)	(4,033)	(793)
Proceeds from exercise of stock options	32	130	159
Restricted common stock issued	101	187	—
Cash paid in lieu of fractional shares	—	(22)	—
Cash dividends paid	(5,371)	(5,261)	(5,107)

Net cash provided by financing activities	$59,838	$55,497	$70,220

Increase (decrease) in cash and cash equivalents	$(26,369)	$7,842	$19,995
Cash and Cash Equivalents
Beginning	71,547	63,705	43,710

Ending	$45,178	$71,547	$63,705

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$19,062	$23,752	$33,050

Income taxes	$5,414	$5,075	$4,510

Supplemental Schedule of Noncash Activities
Other real estate acquired in settlement of loans	$288	$691	$318

Unrealized (loss) gain on securities available for sale	$(3,414)	$7,031	$2,548

Transfer of securities from held to maturity to available for sale	$—	$—	$69,646

Restricted common stock issued	$101	$187	$—

Minimum pension liability adjustment	$372	$(372)	$—

Details of acquisition of branches
Fair value of assets acquired	$84,835	$—	$—
Fair value of liabilities assumed	(201,506)	—	—
Purchase price in excess of net assets acquired	18,614	—	—

Cash received	$(98,057)	$—	$—
Less cash acquired	(1,490)	—	—

Net cash received for acquisition	$(99,547)	$—	$—

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2003

(Dollars in Thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2000	$36,561	$11,838	$52,286	$201		$100,886
Comprehensive income:
Net income	—	—	9,881	—	$9,881	9,881
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $941)	—	—	—	—	1,826	—
Reclassification adjustment (net of tax, $74)	—	—	—	—	(145)	—

Other comprehensive income	—	—	—	1,681	$1,681	1,681

Total comprehensive income	—	—	—	—	$11,562	—

Cash dividends	—	—	(5,107)	—		(5,107)
Exercise of stock options	69	90	—	—		159
Repurchase of common stock	(194)	(599)	—	—		(793)

Balance, December 31, 2001	$36,436	$11,329	$57,060	$1,882		$106,707
Comprehensive income:
Net income			12,335		$12,335	12,335
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $2,542)	—	—	—	—	4,720	—
Reclassification adjustment (net of tax, $81)	—	—	—	—	(150)	—
Minimum pension liability adjustment (net of tax of $130)	—	—	—	—	(242)	—

Other comprehensive income	—	—	—	4,328	$4,328	4,328

Total comprehensive income	—	—	—	—	$16,663	—

Cash dividends	—	—	(5,261)	—		(5,261)
Issuance of common stock	42	145	—	—		187
Exercise of stock options	49	81	—	—		130
Cash paid in lieu of fractional shares	(4)	(18)	—	—		(22)
Repurchase of common stock	(639)	(3,394)	—	—		(4,033)

Balance, December 31, 2002	$35,884	$8,143	$64,134	$6,210		$114,371
Comprehensive income:
Net income			13,492		$13,492	13,492
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax, $1,089)	—	—	—	—	(2,022)	—
Reclassification adjustment (net of tax, $154)	—	—	—	—	(287)	—
Minimum pension liability adjustment (net of tax of $130)	—	—	—	—	242	—

Other comprehensive income	—	—	—	(1,977)	$(1,977)	(1,977)

Total comprehensive income (loss)	—	—	—	—	$11,515	—

Cash dividends	—	—	(5,371)	—		(5,371)
Issuance of common stock	14	87	—	—		101
Exercise of stock options	9	23	—	—		32
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, December 31, 2003	$35,764	$7,578	$72,255	$4,233		$119,830

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 1. Significant Accounting Policies

General

Virginia Financial Group, Inc. (the “Corporation”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Corporation owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company. The consolidated statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

The Corporation, through its member banks, provides a full array of banking services through thirty seven retail offices in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, commercial and consumer loans. The Corporation also provides a network of automated transaction locations, phone banking and a transactional internet banking product.

Virginia Commonwealth Trust Company provides comprehensive wealth management, financial and estate-planning services through all three community banks.

Risks and Uncertainties

In its normal course of business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Corporation’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, securities and the valuation of real estate held by the Corporation.

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2003, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

The Corporation is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Corporation undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examinations.

Basis of Presentation

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry. The following is a description of the more significant of those policies and practices.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Loans

The Corporation, through its banking subsidiaries, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

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

The Corporation’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Banks calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have a seven point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans Held For Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Transfers of loans are accounted for as sales when control over the loans has been surrendered.

Rate Lock Commitments

The Financial Accounting Standards Board (“FASB”) has determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Corporation enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 45 to 120 days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over three years. Depreciation and amortization are recorded on the straight-line method.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate. Gains and losses on routine dispositions are reflected in current operations.

Goodwill

The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $291 thousand in 2003, $158 thousand in 2002 and $157 thousand in 2001.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Retirement Plans

The Corporation has a noncontributory, defined benefit pension plan covering certain of its employees meeting certain age and service requirements. The Corporation’s funding policy is to make the maximum contribution permitted by the Employee Retirement Income Security Act. The plan is no longer available for employees hired after June 30, 2002.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Corporation also has a contribution retirement plan which covers certain of its full-time salaried employees. Contributions are at the discretion of the Board of Directors.

Stock Compensation Plan

At December 31, 2003, the Corporation has a stock-based employee compensation plan which is described more fully in Note 11. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2003	2002	2001
Net income, as reported	$13,492	$12,335	$9,881
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(47)	(10)	(197)

Pro forma net income	$13,445	$12,325	$9,684

Earnings per share:
Basic - as reported	$1.89	$1.70	$1.35

Basic - pro forma	$1.88	$1.70	$1.33

Diluted - as reported	$1.88	$1.69	$1.35

Diluted - pro forma	$1.87	$1.69	$1.32

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2003	2002
Dividend yield	2.3%	2.3%
Expected life	10 yrs.	10 yrs.
Expected volatility	31.0%	31.4%
Risk-free interest rate	4.1%	4.1%

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and restricted stock and are determined using the treasury method.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Dividend Reinvestment Plan

The Corporation has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders. It is based on the stock’s fair market value on each dividend record date, and allows for voluntary contributions to purchase stock.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

Trust Assets

Securities and other property held by the Virginia Commonwealth Trust Company in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

Other Real Estate

Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

Advertising

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $671 thousand, $519 thousand, and $444 thousand were incurred in 2003, 2002 and 2001, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 2. Acquisitions

On September 26, 2003, the Corporation purchased eight branches from the following First Virginia member banks: First Virginia Bank-Southwest, First Virginia Bank-Blue Ridge and First Virginia Bank-Colonial. The branches are located in Covington, Tazewell, Woodstock, Rocky Mount and Farmville. The branches were divested in connection with the BB&T Corporation/First Virginia Banks Inc. merger. The purchase price of $19.1 million represented a 9.5% premium on the deposits assumed at the date of consummation.

The acquisition included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Assets Purchased (at fair value):
Cash	$1,490
Loans	78,889
Real estate and personal property	4,447
Goodwill	14,033
Core deposit intangible	4,830
Other assets	8

Total assets acquired	$103,697

Liabilities Assumed (at fair value):
Deposit accounts	$201,465
Other liabilities	41

Total liabilities assumed	$201,506

Net Liabilities Assumed	$97,809

Of the $19.1 million of acquired intangible assets, $4.8 million was assigned to core deposit intangibles to be amortized over a nine year period. In addition, $1.1 million was assigned as a premium on the certificates of deposit assumed, while $1.5 million was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable are one year and seven years, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

On January 18, 2002, the Corporation effected a business combination with Virginia Commonwealth Financial Corporation (VCFC) by exchanging approximately 3,307,786 shares of its common stock for all of the common stock of VCFC. VCFC was the holding company for Second Bank and Trust, Virginia Heartland Bank and Virginia Commonwealth Trust Company. Immediately following the merger, the Corporation changed its name from Virginia Financial Corporation to Virginia Financial Group, Inc. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Virginia Commonwealth Financial Corporation. The results of operations of the separate companies for periods prior to the combination are summarized as follows:

	Total Assets	Net Interest Income	Net Income
As of and for the year ended December 31, 2001
Virginia Financial Corporation	$535,531	$18,433	$4,903
Virginia Commonwealth Financial Corporation	505,173	18,544	4,978

	$1,040,704	$36,977	$9,881

Note 3. Restrictions on Cash

To comply with Federal Reserve Regulations, the subsidiary banks are required to maintain certain average reserve balances. The daily average reserve requirement was $18.3 million and $10.9 million for December 31, 2003 and 2002, respectively.

Note 4. Securities

The amortized cost and estimated fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2003 and 2002, are as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and municipal	$5,837	$628	$—	$6,465

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and municipal	$7,050	$754	$—	$7,804

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of the securities being held to maturity as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2003
	Amortized Cost	Estimated Fair Value
Due after one year through five years	$4,872	$5,292
Due after ten years	965	1,173

Total	$5,837	$6,465

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2003 and 2002, are as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U. S. Treasury	$33,048	$504	$—	$33,552
U. S. Government agencies	127,418	1,906	(753)	128,571
State and municipals	79,818	3,982	(53)	83,747
Corporate bonds	10,004	601	—	10,605
Collateralized mortgage obligations	6,453	147	(15)	6,585
Mortgage backed securities	88,876	592	(619)	88,849
Equity securities	1,575	491	(272)	1,794
Restricted stock	4,257	—	—	4,257
Other	501	—	—	501

Total	$351,950	$8,223	$(1,712)	$358,461

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U. S. Treasury	$10,090	$720	$—	$10,810
U. S. Government agencies	111,979	3,240	(2)	115,217
State and municipals	88,627	4,059	(25)	92,661
Corporate bonds	15,542	689	(10)	16,221
Collateralized mortgage obligations	20,275	464	(12)	20,727
Mortgage backed securities	27,813	1,002	—	28,815
Equity securities	2,950	200	(400)	2,750
Restricted stock	3,634	—	—	3,634
Other	1,377	—	—	1,377

Total	$282,287	$10,374	$(449)	$292,212

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of the securities available for sale as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2003
	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,638	$53,050
Due after one year through five years	157,751	161,253
Due after five years through ten years	37,406	39,358
Due after ten years	8,946	9,399
Equity securities	1,575	1,794
Mortgage-backed securities	88,876	88,849
Restricted stock	4,257	4,257

Proceeds from sales and calls of securities available for sale were $46.7 million, $39.0 million and $14.9 million for the years ended December 31, 2003, 2002 and 2001 respectively. Gross gains of $512 thousand, $275 thousand and $230 thousand and gross losses of $71 thousand, $44 thousand, and $11 thousand were realized on these sales during 2003, 2002 and 2001, respectively. The tax provision applicable to these net realized gains amounted to $154 thousand, $81 thousand, and $74 thousand, respectively.

There were no sales of securities held to maturity during 2003, 2002 or 2001.

The following table is a presentation of the aggregate amount of unrealized loss in investment securities at the end of the year. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the market value as of the end of the year.

SUMMARY OF INVESTMENTS IN AN UNREALIZED LOSS POSITION

THAT ARE NOT OTHER-THAN-TEMPORARILY IMPAIRED

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury obligations and direct obligations of U.S. government agencies	$42,341	$753	$—	$—	$42,341	$753
Federal Agency mortgage backed securities	53,559	619	—	—	53,559	619
Obligations of State, County and municipal entities	4,649	53	—	—	4,649	53
Collaterallized mortgage obligations	1,994	15	—	—	1,994	15

Subtotal debt securities	102,543	1,440	—	—	102,543	144
Common stock	—	—	79	231	79	231
Preferred stock	552	41	—	—	552	41

Total temporarily impaired securities	$111,159	$1,481	$79	$231	$111,238	$1,712

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

There are a total of 56 securities that have unrealized losses as of December 31, 2003, 15 U.S. Treasuries or agency securities, 21 U.S. Agency MBS securities, 15 municipal securities, 4 common stock securities, and one preferred stock security.

The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of market conditions and does not reflect on the ability of the issuers to repay the debt obligations. Also noted is that all the debt securities have continuous losses at year end less than 12 months.

The common stock category includes 4 issuers that have shown a loss for more than one year. All the stocks are within the technology sector and prices of the stocks have had a strong correlation with the significant drop in the overall level of the equity markets over the last number of years. None of the issuers have entered into bankruptcy proceedings and the market for each of the stocks is active and liquid. The impairment does not represent a significant financial impact to VFG, and therefore the positions can be maintained indefinitely.

The preferred stock category has one issue that is showing a loss of less than 12 months. The issuer is the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment is the result of interest rate market conditions. The fixed income nature of this investment causes significant movements in value in relation to the fixed income market, however there is no change in the dividend stream as a result.

The book value of securities pledged to secure deposits and for other purposes amounted to $60.9 million and $42.7 million at December 31, 2003 and 2002, respectively.

Note 5. Loans

A summary of the balances of loans follows:

	December 31,
	2003	2002
Real estate loans:
Construction and land development	$94,372	$57,032
Farmland	10,193	3,004
1-4 family residential	283,631	217,673
Multifamily, nonresidential and junior liens	404,283	295,835
Loans to farmers (except those secured by real estate)	2,223	1,655
Commercial and industrial loans (except those secured by real estate)	73,852	62,491
Consumer installment loans	48,154	54,738
Deposit overdrafts	2,009	1,283
All other loans	4,353	7,950

Total loans	$923,070	$701,661
Less: Unearned income	381	682
Allowance for loan losses	9,743	9,180

Net loans	$912,946	$691,799

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance, beginning	$9,180	$8,266	$7,383
Recoveries	229	275	608
Provisions for loan losses	1,290	1,602	1,378

Total	$10,699	$10,143	$9,369
Loans charged off	(956)	(963)	(1,103)

Balance, ending	$9,743	$9,180	$8,266

Information about impaired loans as of and for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001
Impaired loans for which an allowance has been provided	$3,128	$8,299	$5,936
Impaired loans for which no allowance has been provided	3,474	89	542

Total impaired loans	$6,602	$8,388	$6,478

Allowance provided for impaired loans, included in the allowance for loan losses	$1,281	$1,836	$1,155

Average balance in impaired loans	$6,809	$7,977	$4,842

Interest income recognized on impaired loans	$347	$579	$342

Interest income recognized on a cash basis on impaired loans	$324	$553	$344

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $1.8 million, $443 thousand, and $814 thousand at December 31, 2003, 2002 and 2001, respectively. If interest on these loans had been accrued, such income would have approximated $ 108 thousand, $37 thousand and $121 thousand for 2003, 2002 and 2001, respectively.

Loans past due greater than 90 days and still accruing interest were $25 thousand, $104 thousand and $121 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	2003	2002
Land	$4,535	$3,897
Buildings and leasehold improvements	21,908	17,718
Furniture, equipment and software	22,162	18,981
Construction in progress	116	35

	$48,721	$40,631
Less accumulated depreciation and amortization	21,410	18,542

	$27,311	$22,089

Depreciation and amortization expense amounted to $2.9 million in 2003, $2.5 million in 2002 and $2.2 million in 2001.

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $111.1 million and $88.1 million, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows:

2004	$207,491
2005	122,130
2006	53,041
2007	53,417
2008	47,903
Thereafter	251

$484,233

Note 9. Short-Term Borrowings

The Corporation has a line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. The balance outstanding at December 31, 2003 and 2002 was $6.5 million and none, respectively.

Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding at December 31, 2003 and 2002 was $15.0 million and $500 thousand, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. The balance outstanding at December 31, 2003 and 2002 was $18.2 million and $18.7 million, respectively.

Second Bank & Trust has an agreement with the Federal Reserve Bank where it can borrow funds deposited by customers. This agreement calls for variable interest and is payable on demand. U.S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $2.0 million. The balance outstanding at December 31, 2003 and 2002 was $26.5 thousand and $1.0 million, respectively.

The Corporation, through its subsidiary banks, has uncollateralized, unused lines of credit totaling $88.9 million with nonaffiliated banks at December 31, 2003.

Note 10. Federal Home Loan Bank Advances

The Corporation’s fixed-rate, long-term debt of $9.1 million at December 31, 2003 matures through 2010. At December 31, 2003, the interest rates on fixed-rate, long-term debt ranged from 6.60% to 7.07%. One advance totaling $140 thousand at December 31, 2003 requires quarterly principal payments totaling $80 thousand annually plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity. The average interest rate was 6.85% at December 31, 2003 with an average balance outstanding of $10.2 million.

The banking subsidiaries have available a combined $ 187.9 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on the 1 to 4 family dwelling loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia, which totaled $219.1 million at December 31, 2003.

The contractual maturities of long-term debt are as follows:

2004	$80
2005	4,060
2010	5,000

$9,140

Note 11. Stock-Based Compensation

In 2002, the Corporation adopted an incentive stock option plan under which options may be granted to key employees and directors for purchase of the Corporation’s common stock. The plan reserves for issuance 750,000 shares of the Corporation’s common stock with a ten year term. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options vest over a five-year period. The options will expire in no more than ten years after the date of grant.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

A summary of the status of the plan at December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is as follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	70,399	$18.12	63,093	$14.32	88,371	$13.95
Granted	11,834	30.36	17,900	31.60	—	—
Forfeited	(1,440)	—	(776)	—	(11,570)	—
Exercised	(1,785)	17.93	(9,818)	13.58	(13,708)	11.67

Outstanding at end of year	79,008	$20.33	70,399	$18.12	63,093	$14.32

Exercisable at end of year	54,294		53,275		63,093

Weighted-average fair value per option of options granted during the year	$10.22		$10.86		$—

A further summary about the options outstanding and exercisable at December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
9 years	$29.10 - $32.00	11,834	$30.36	—
8 years	$28.95 - $32.80	16,100	31.60	3,220	$31.60
7 years	$13.90 - $14.99	50,382	14.51	50,382	14.51
4 years	$10.82	692	10.82	692	10.82

Note 12. Employee Benefit Plans

The Corporation and its banking subsidiaries maintain several tax qualified and non-qualified employee benefit plans for employees, which benefit plans are described below.

The Corporation has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. A participant who terminates employment with 2 or more years of service will be entitled to a benefit. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Information about the plan follows:

	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$3,883	$3,470
Service cost	228	320
Interest cost	267	254
(Gain) due to Plan Amendment	—	(56)
Actuarial (gain) loss	99	156
Benefits paid	(243)	(261)

Benefit obligation, ending	$4,234	$3,883

Change in Plan Assets
Fair value of plan assets, beginning	$3,040	$3,772
Actual return on plan assets	539	(471)
Employer contributions	323	—
Benefits paid	(243)	(261)

Fair value of plan assets, ending	$3,659	$3,040

Funded status	$(576)	$(843)
Unrecognized net actuarial gain	669	895
Unrecognized net obligation at transition	—	(43)
Unrecognized prior service cost	103	135

Prepaid benefit cost included in other assets	$196	$144

Amount Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$196	$144
Accrued benefit liability	—	(507)
Intangible asset	—	135
Deferred tax asset	—	130
Accumulated other comprehensive income, net	—	242

Net amount recognized	$196	$144

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	N/A	$3,883
Accumulated benefit obligation	N/A	3,404
Fair value of plan assets	N/A	3,040
Increase in minimum liability included in other comprehensive income	N/A	242

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$228	$320	$259
Interest cost	267	254	229
Expected return on plan assets	(252)	(313)	(350)
Amortization of prior service cost	32	36	36
Amortization of net obligation at transition	(43)	(43)	(43)
Recognized net actuarial gain	38	—	(19)

Net periodic benefit cost	$270	$254	$112

Weighted-Average Assumptions as of December 31
Discount rate at beginning of year	7.00%	7.50%	7.50%
Discount rate at end of year	6.50%	7.00%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	5.00%

The Corporation selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed—especially with respect to real rates of return (net of inflation)—for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience—that may not continue over the measurement period—with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further—solely for this purpose—the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid form plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Below is a description of the plan’s assets. The plan’s weighted average asset allocations at December 31, 2003, and December 31, 2002, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2003	2002
Money Markets and Equivalents	10.7%	7.9%
Equity Securities	76.0%	70.3%
Debt Securities	13.3%	21.8%

Total	100.0%	100.0%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The investment policy and strategies for the plan assets can best be described as a capital growth and with current cash income strategy. The target allocation for equities is 75% of the total portfolio through the use of large and mid capitalization companies. The remaining asset allocation is to fixed income investments and money market funds. The portfolio is diversified by limiting the holding in any one equity issue to no more than 5% of total equities and one industry to no more than 25%. All fixed income investments are rated as investment grade with the majority of the assets in corporate issues. The Assets are managed by the company’s wholly own trust company, Virginia Commonwealth Trust Company. The portfolio does not include any position in Virginia Financial Group, Inc.

The accumulated benefit obligation at December 31, 2003 and 2002 was $3.6 million and $3.4 million, respectively.

The Corporation’s best estimate of contributions to the plan for 2004 is $322 thousand.

The Corporation has a contribution retirement plan covering certain employees. Contributions amounted to $348 thousand, $473 thousand and $518 thousand for the three years ended December 31, 2003, respectively.

The Corporation has a 401 (k) Savings Plan eligible to all employees with matching contributions equal to 50% of the first 6% of salary reduction contributions made by the employee. The Corporation contributed a matching contribution of $372 thousand, $158 thousand and $150 thousand for the three years ended December 31, 2003, respectively.

The Corporation has a Non-Qualified Directors Deferred Compensation Plan. This plan allows for the deferral of pre-tax income associated with payment of director fees. Directors may elect to defer all or a portion of their annual directors fees. Monthly board fees are contributed directly to a trust with various investment options, and are held until such time the director is entitled to receive a distribution.

The Corporation also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control. The Board may make contributions at its discretion. The deferred compensation charged to expense totaled $21 thousand, $25 thousand and $11 thousand for the three years ended December 31, 2003, respectively.

The Corporation implemented an incentive plan in 2002 under which employees receive compensation directly related to affiliate and Corporation profitability and budget performance. Compensation under the plan is calculated under pre-determined guidelines set by the Holding Company Board of Directors. The amount charged to operations was $850 thousand in 2003 and $1.3 million in 2002. Amounts paid under affiliate profit sharing plans for 2001 was $582 thousand, respectively.

The Corporation’s Virginia Heartland Bank affiliate has supplemental retirement agreements with the Bank’s former Chairman and President which provide benefits payable over fifteen years. The present value of the estimated liability under the agreements is being accrued using a discount rate of 10% and 7.5%, respectively, ratably over the remaining years to the date of eligibility for benefits. The deferred compensation expense charged to expense totaled $112 thousand, $149 thousand and $16 thousand for the three years ended December 31, 2003, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 13. Income Taxes

The components of the net deferred tax asset (liability), included in the Consolidated Balance Sheets, are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,939	$2,607
Nonaccrual loan interest	109	50
Deferred compensation	687	497
Minimum pension liability	—	130
Core deposit intangible	19	—
Other	11	32

	$3,765	$3,316

Deferred tax liabilities:
Accrued pension asset	$50	$50
Premises and equipment	442	371
Securities available for sale	2,279	3,474
FHLB stock dividend	59	59
Goodwill	81	—
Other	42	62

	$2,953	$4,016

Net deferred tax asset (liability)	$812	$(700)

The income tax expense charged to operations for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current tax expense	$5,496	$4,960	$4,715
Deferred tax benefit	(447)	(584)	(401)

	$5,049	$4,376	$4,314

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$6,489	35.0%	$5,849	35.0%	$4,827	34.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,265)	-6.8%	(1,320)	-7.9%	(1,049)	-7.4%
Merger expenses	—	0.0%	—	0.0%	462	3.3%
Other	26	0.1%	15	0.1%	74	0.5%
Reduction for taxable income <$10 million	(201)	-1.1%	(168)	-1.0%	—	0.0%

	$5,049	27.2%	$4,376	26.2%	$4,314	30.4%

Note 14. Related Party Transactions

In the ordinary course of business, the Banks grant loans to principal officers, directors and affiliates of the Corporation.

Aggregate loan transactions with related parties were as follows:

	2003	2002
Beginning balance	$9,776	$10,671
New loans	14,886	15,070
Repayments	(12,987)	(15,965)

Ending balance	$11,675	$9,776

Note 15. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported have been restated giving effect to the business combination with Virginia Commonwealth Financial Corporation explained in Note 2. Potential dilutive common stock had no effect on income available to common stockholders.

	2003		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,155,814	$1.89	7,268,797	$1.70	7,301,257	$1.35

Effect of dilutive securities:
Restricted stock	8,624		1,949		—
Stock options	28,046		26,280		19,517

Diluted earnings per share	7,192,484	$1.88	7,297,026	$1.69	7,320,774	$1.35

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In 2003 and 2002, stock options representing 8,865 and 2,400 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive. None of the stock options were anti-dilutive during the year ended December 31, 2001.

Note 16. Commitments and Contingent Liabilities

The Corporation has noncancellable leases covering certain premises and equipment.

Total rent expense applicable to operating leases was $402 thousand, $327 thousand and $360 thousand for 2003, 2002 and 2001, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2004	$360
2005	364
2006	312
2007	275
2008	209
Thereafter	1,934

Total	$3,454

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 18 with respect to financial instruments with off-balance sheet risk.

Note 17. Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation.

During 2003, the banking subsidiaries and the non-bank subsidiary transferred $16.7 million to the Parent Corporation as working capital. As of December 31, 2003, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Corporation without prior regulatory approval totaled $9.0 million or 7.54% of the consolidated net assets.

In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 18. Financial Instruments with Off-Balance-Sheet Risk

The Corporation, through its banking subsidiaries, is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
Commitments to extend credit	$300,555	$161,080
Standby letters of credit	13,396	10,454
Mortgage loans sold with potential recourse	25,394	70,223

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments, if deemed necessary.

The Corporation, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2003, the Corporation originated $234 million and sold $246 million to investors, compared to $166.0 million originated and $166.1 million sold in 2002. Most contracts with investors contain certain recourse language which may vary from 90 days up to nine months. The Corporation may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2003, the Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $10.2 million and loans held for sale of $5.2 million. The Corporation has entered into commitments, on a best-effort basis to sell loans of approximately $15.4 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Corporation does not expect any counterparty to fail to meet its obligations.

The Corporation maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2003 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.2 million.

Note 19. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale

Loans originated or intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank Advances

The fair values of the Corporation’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2003, and 2002, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$45,178	$45,178	$71,547	$71,547
Securities	364,298	364,978	299,262	300,016
Loans held for sale	5,174	5,174	17,228	17,228
Loans, net	912,946	918,962	691,799	707,191
Interest receivable	5,914	5,914	5,618	5,618

Financial liabilities:
Deposits	$1,210,774	$1,171,560	$959,822	$954,621
Federal funds purchased and securities sold under agreements to repurchase	33,155	33,155	19,155	19,155
Other borrowings	6,526	6,526	1,040	1,040
Federal Home Loan Bank advances	9,140	10,155	12,220	13,623
Interest payable	2,223	2,223	1,928	1,928

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Note 20. Regulatory Matters

The Corporation (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and subsidiary banks met all capital adequacy requirements to which they are subject.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

As of December 31, 2003, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institutions’ category.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Amount in Thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$104,948	10.57%	$79,394	8.0%	N/A
Second Bank & Trust	$29,371	10.04%	$23,407	8.0%	$29,259	10.0%
Virginia Heartland Bank	$19,016	10.49%	$14,507	8.0%	$18,134	10.0%
Planters Bank & Trust	$56,484	10.92%	$41,380	8.0%	$51,726	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$95,107	9.58%	$39,697	4.0%	N/A
Second Bank & Trust	$26,599	9.09%	$11,703	4.0%	$17,555	6.0%
Virginia Heartland Bank	$16,808	9.27%	$7,254	4.0%	$10,880	6.0%
Planters Bank & Trust	$51,670	9.99%	$20,690	4.0%	$31,035	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$95,107	7.03%	$54,086	4.0%	N/A
Second Bank & Trust	$26,599	6.39%	$16,651	4.0%	$20,814	5.0%
Virginia Heartland Bank	$16,808	7.62%	$8,827	4.0%	$11,034	5.0%
Planters Bank & Trust	$51,670	6.76%	$30,573	4.0%	$38,217	5.0%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$115,256	14.30%	$64,500	8.0%	N/A
Second Bank & Trust	$36,843	16.07%	$18,337	8.0%	$22,921	10.0%
Virginia Heartland Bank	$19,339	12.70%	$12,178	8.0%	$15,222	10.0%
Planters Bank & Trust	$46,063	11.11%	$33,170	8.0%	$41,463	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$106,076	13.16%	$32,250	4.0%	N/A
Second Bank & Trust	$34,053	14.86%	$9,168	4.0%	$13,753	6.0%
Virginia Heartland Bank	$17,384	11.42%	$6,089	4.0%	$9,133	6.0%
Planters Bank & Trust	$41,671	10.05%	$16,585	4.0%	$24,878	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$106,076	9.63%	$44,048	4.0%	N/A
Second Bank & Trust	$34,053	10.02%	$13,590	4.0%	$16,988	5.0%
Virginia Heartland Bank	$17,384	9.04%	$7,694	4.0%	$9,618	5.0%
Planters Bank & Trust	$41,671	7.51%	$22,183	4.0%	$27,729	5.0%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 21. Parent Corporation Only Financial Statements

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets

Cash and due from banks	$1,243	$461
Securities available for sale	2,169	9,581
Investment in subsidiaries	120,648	102,438
Premises and equipment, net	2,670	2,055
Income taxes receivable	206	219
Accrued interest receivable	—	126
Other assets	2,228	1,819

Total assets	$129,164	$116,699

Liabilities

Short-term borrowings	$6,500	$2,328
Other liabilities	2,834	—

Total liabilities	$9,334	$2,328

Stockholders’ Equity

Preferred stock	$—	$—
Common stock	35,764	35,884
Surplus	7,578	8,143
Retained earnings	72,255	64,134
Accumulated other comprehensive income	4,233	6,210

Total stockholders’ equity	$119,830	$114,371

Total liabilities and stockholders’ equity	$129,164	$116,699

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Statements of Income

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income
Dividends from subsidiaries	$16,650	$6,555	$7,355
Interest on investments
Taxable	65	162	160
Nontaxable	121	184	164
Dividends	78	82	266
Management fee income	5,364	2,018	324
Miscellaneous income	22	—	1
Gain (loss) on sale of securities	383	(37)	5

	$22,683	$8,964	$8,275

Expenses
Salaries and employee benefits	$4,678	$2,164	$914
Supplies and equipment	1,666	507	52
Professional fees	288	185	139
Integration expense	308	140	51
Director fees	317	261	143
Merger expense	—	—	1,359
Other	981	441	303

	$8,238	$3,698	$2,961

Net income before income tax benefit and undistributed equity of subsidiaries	$14,445	$5,266	$5,314

Income tax benefit	792	604	273

Net income before undistributed (distributed) equity in subsidiaries	$15,237	$5,870	$5,587

Undistributed (distributed) equity in subsidiaries	(1,745)	6,465	4,294

Net income	$13,492	$12,335	$9,881

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$13,492	$12,335	$9,881
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities purchased, net	13	24	(170)
Depreciation and amortization expense	892	389	14
Deferred tax benefit	(35)	(242)	(8)
Loss on other real estate	—	—	3
Loss (gain) on sale of securities	(383)	37	(5)
(Undistributed) distributed earnings of subsidiaries	1,745	(6,465)	(4,294)
(Increase) decrease in taxes receivable	13	(24)	(35)
(Increase) decrease in accrued interest	126	(7)	49
(Increase) decrease in other assets	(410)	(250)	27
(Decrease) in due to subsidiary	—	—	(6)
(Decrease) in taxes payable	—	—	(8)
(Decrease) increase in other liabilities	506	(15)	784

Net cash provided by operating activities	$15,959	$5,782	$6,232

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	$—	$—	$3,247
Proceeds from sales of securities available for sale	9,442	5,990	3,668
Capital contributed to subsidiary	(22,000)	—	—
Purchases of securities available for sale	(1,556)	(429)	(7,258)
Purchase of other real estate	—	(318)	—
Purchase of furniture and equipment	(1,507)	(2,337)	(135)
Proceeds from sale of equipment	—	14	—
Proceeds from sale of other real estate	—	—	143

Net cash provided by (used in) investing activities	$(15,621)	$2,920	$(335)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	$6,500	$—	$—
Cash dividends paid	(5,371)	(5,261)	(5,107)
Cash paid in lieu of fractional shares	—	(22)	—
Proceeds from exercise of stock options	133	317	159
Acquisition of common stock	(818)	(4,033)	(793)

Net cash provided by (used in) financing activities	$444	$(8,999)	$(5,741)

Increase (decrease) in cash and cash equivalents	$782	$(297)	$156

Cash and Cash Equivalents
Beginning	461	758	602

Ending	$1,243	$461	$758

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 22. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2003 and 2002 are summarized below:

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$15,272	$15,203	$15,389	$17,104
Interest expense	4,991	4,764	4,622	4,980
Net interest income	10,281	10,439	10,767	12,124
Provision for loan losses	323	322	323	322
Total net interest income after provision	9,958	10,117	10,444	11,802
Non interest income	3,659	3,870	4,176	3,522
Non interest expense	9,150	9,195	9,907	10,755
Income before income taxes	4,467	4,792	4,713	4,569
Provision for income taxes	1,173	1,203	1,181	1,492
Net income	3,294	3,589	3,532	3,077
Net income per share
basic	0.46	0.50	0.49	0.43
diluted	0.46	0.50	0.49	0.43

	2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$16,018	$15,805	$16,038	$15,947
Interest expense	6,179	5,915	5,653	5,354
Net interest income	9,839	9,890	10,385	10,593
Provision for loan losses	401	400	401	400
Total net interest income after provision	9,438	9,490	9,984	10,193
Non interest income	2,861	3,105	3,147	3,608
Non interest expense	8,033	8,670	8,850	9,562
Income before income taxes	4,266	3,925	4,281	4,239
Provision for income taxes	1,104	1,000	1,133	1,139
Net income	3,162	2,925	3,148	3,100
Net income per share
basic	0.43	0.41	0.43	0.43
diluted	0.43	0.40	0.43	0.43

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. – Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and by this report (the “evaluation date”). Based on that evaluation, our principal executive officer and principal financial officer have concluded as of the evaluation date that our controls and procedures were effective such that the information relating to VFG, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to VFG’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information with respect to Directors of VFG who are standing for reelection is set forth under “Election of Directors” in VFG’s Notice of Annual Meeting of Shareholders and Proxy Statement which information is incorporated by reference. The executive officers of VFG as of the date hereof are set forth below:

Name	Age	Current Position
Harry V. Boney, Jr.	70	Mr. Boney is Chairman of the Board of the Company. Mr. Boney previously served as President and Chief Executive Officer of Planters Bank & Trust. He has served as a director of the Company since 1975.

O.R. Barham, Jr.	53	Mr. Barham is President and Chief Executive Officer of the Company. Prior to January 18, 2002, he served as President and Chief Executive Officer of Virginia Commonwealth. He has served as a director of the Company since 1996.

Jeffrey W. Farrar	43	Mr. Farrar is Executive Vice President and Chief Financial Officer of Company. Mr. Farrar has served as Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation, since 1996.

Code of Ethics

VFG has adopted a code of ethics for its executive officers (including the principal executive officer and chief financial officer) as well as a Directors Code of Professional Conduct for its directors. These documents can be found under corporate governance at www.vfgi.net. Stockholders may request a free printed copy of each from:

Virginia Financial Group, Inc.

Attention: Investor Relations

102 S. Main Street

Culpeper, Virginia 22701

Audit Committee Financial Expert

The Board of Directors has determined that Jan S. Hoover, Vice Chairperson of the Audit Committee, is a financial expert and is independent under the rules of the Exchange Act and NASDAQ Stock Market, Inc. as currently in effect.

ITEM 11. Executive Compensation

Information regarding executive compensation is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Security Interest of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. Principal Auditor Fees and Services

Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in the proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports of Form 8-K

The following documents are filed as part of this report:

(a)(1) Financial Statements

The financial statements are filed as part of this report under Item 8 – “Financial Statements and Supplemental Data”.

(b)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

Exhibit No. 11	Computation of per share earnings (incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

Exhibit No. 13	2003 Annual Report to Shareholders.

Exhibit No. 23	Consent of Independent Auditors.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K.

Virginia Financial Group, Inc. filed a Form 8-K on October 22, 2003 announcing its third quarter earnings results.

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

Signature	Capacity	Date
/s/ Harry V. Boney, Jr. Harry V. Boney, Jr.	Chairman of the Board of Directors	March 12, 2004

/s/ Taylor E. Gore Taylor E. Gore	Director	March 12, 2004

/s/ Lee S. Baker Lee S. Baker	Director	March 12, 2004

/s/ Benham M. Black Benham M. Black	Director	March 12, 2004

/s/ Fred D. Bowers Fred D. Bowers	Director	March 12, 2004

/s/ E. Page Butler E. Page Butler	Director	March 12, 2004

/s/ Gregory L. Fisher Gregory L. Fisher	Director	March 12, 2004

/s/ Christopher M. Hallberg Christopher M. Hallberg	Director	March 12, 2004

Signature	Capacity	Date
/s/ Jan S. Hoover Jan S. Hoover	Director	March 12, 2004

/s/ W. Robert Jebson, Jr. W. Robert Jebson, Jr.	Director	March 12, 2004

/s/ Martin F. Lightsey Martin F. Lightsey	Director	March 12, 2004

/s/ P. William Moore, Jr. P. William Moore, Jr.	Director	March 12, 2004

/s/ H. Wayne Parrish H. Wayne Parrish	Director	March 12, 2004

/s/ Thomas F. Williams, Jr. Thomas F. Williams, Jr.	Director	March 12, 2004