Form 10-Q
period 2004-03-31
VIRGINIA FINANCIAL GROUP INC
filed 2004-05-10
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(Registrant’s telephone number, including area code) 540-829-1633

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

As of May 5, 2004, there were 7,160,417 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	MARCH 31, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Cash and due from depository institutions	$56,701	$43,719
Federal funds sold	596	1,222
Interest-bearing deposits in banks	484	237
Securities (market value: 2004, $331,453; 2003, $364,926)	330,841	364,298
Loans held for sale	7,855	5,174
Loans receivable, net	954,867	912,946
Bank premises and equipment, net	27,113	27,311
Interest receivable	5,930	5,914
Other real estate owned	1,090	454
Core deposit intangibles, net	6,073	6,247
Goodwill	14,033	14,033
Other assets	5,344	5,656

Total Assets	$1,410,927	$1,387,211

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$219,413	$216,560
Interest-bearing deposits	990,284	994,214

Total deposits	1,209,697	1,210,774

Federal funds purchased and securities sold under agreements to repurchase	18,280	33,155
Short-term borrowings	15,758	6,526
Federal Home Loan Bank advances	14,120	9,140
Trust preferred capital notes	20,000	—
Interest payable	2,204	2,223
Other liabilities	7,439	5,563
Commitments and contingencies	—	—

Total Liabilities	1,287,498	1,267,381

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,155,519 and 7,152,885 respectively)	35,778	35,764
Capital surplus	7,603	7,578
Retained earnings	74,352	72,255
Accumulated other comprehensive income	5,696	4,233

Total Stockholders’ Equity	123,429	119,830

Total Liabilities and Stockholders’ Equity	$1,410,927	$1,387,211

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$14,055	$12,208
Interest on deposits in other banks	1	2
Interest on investment securities:
Taxable	95	114
Interest and dividends on securities available for sale:
Taxable	2,432	1,920
Nontaxable	748	894
Dividends	46	55
Interest income on federal funds sold	2	79

Total Interest Income	17,379	15,272

Interest Expense
Interest on deposits	4,535	4,750
Interest on Federal Home Loan Bank advances	154	192
Interest on federal funds purchased and securities sold under agreements to repurchase	72	48
Interest on other short-term borrowings	98	1
Interest on trust preferred capital notes	28	—

Total Interest Expense	4,887	4,991

Net Interest Income	12,492	10,281
Less: Provision for loan losses	681	323

Net Interest Income after Provision for Loan Losses	11,811	9,958
Other Income
Retail banking fees	1,549	1,248
Fees from fiduciary activities	776	779
Mortgage banking fees	645	1,063
Brokerage services	198	233
Other operating income	289	312
Gains (losses) on securities available for sale	—	24

Total Other Income	3,457	3,659

Other Expense
Compensation and employee benefits	5,860	5,258
Net occupancy expense	706	570
Supplies and equipment	1,044	948
Computer services	299	340
Marketing	153	101
Capital stock taxes	169	191
Professional fees	201	212
Other operating expenses	2,003	1,530

Total Other Expense	10,435	9,150

Income Before Income Tax Expense	4,833	4,467
Income tax expense	1,378	1,173

Net Income	$3,455	$3,294

Earnings per Share, basic and diluted	$.48	$.46

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2003	$35,884	$8,143	$6,210	$64,134		$114,371
Net income	—	—	—	3,294	3,294	3,294
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $(184)	—	—	—	—	(342)	—
Add: reclassification adjustment, net of tax of $(8)	—	—	—	—	(16)	—

Other comprehensive income	—	—	(358)	—	(358)	(358)

Comprehensive income	—	—	—	—	$2,936	—

Cash dividends	—	—	—	(1,291)		(1,291)
Repurchase of common stock	(82)	(368)	—	—		(450)

Balance, March 31, 2003	$35,802	$7,775	$5,852	$66,137		$115,566

Balance, January 1, 2004	$35,764	$7,578	$4,233	$72,255		$119,830
Net income	—	—	—	3,455	3,455	3,455
Other Comprehensive Income, net of tax:
Unrealized gain on securities available for sale during the period, net of tax of $788	—	—	—	—	1,463

Other comprehensive income	—	—	1,463	—	1,463	1,463

Comprehensive income	—	—	—	—	$4,918	—

Cash dividends (.19 per share)	—	—	—	(1,358)		(1,358)
Stock option exercise	14	25	—	—		39

Balance, March 31, 2004	$35,778	$7,603	$5,696	$74,352		$123,429

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$3,455	$3,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	681	323
Deferred tax benefit	(239)	(77)
Depreciation and amortization	937	743
(Gain) on sale of securities available for sale	—	(24)
(Gain) on sale of fixed assets	—	(1)
Amortization of premiums and discounts on securities	181	164
Mortgage banking fees	(645)	(1,064)
Proceeds from sale of mortgage loans	33,808	62,498
Origination of loans for sale	(35,844)	(58,953)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(16)	62
Decrease in other assets	68	316
Decrease in interest payable	(19)	(83)
Increase in other liabilities	1,563	905

Net cash provided by operating activities	3,930	8,103

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	29	12,209
Proceeds from maturities and principal payments of securities available for sale	39,445	47,445
Purchase of securities available for sale	(3,946)	(76,716)
Purchase of premises and equipment	(566)	(899)
Proceeds from sale of premises and equipment	—	15
Additions to other real estate	(657)	—
Proceeds from sale of other real estate	21	—
Increase in cash surrender value of life insurance	—	(39)
Net increase in loans	(42,594)	(15,275)

Net cash used in investing activities	(8,268)	(33,260)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	(5,822)	19,278
Net increase in time deposits	4,745	1,112
Proceeds (repayment) of Federal Home Loan Bank advances	4,980	(20)
Net increase (decrease) in repurchase agreements	125	(715)
Net decrease in federal funds purchased	(15,000)	—
Net increase (decrease) in short-term borrowings	9,232	(602)
Issuance of trust preferred capital notes	20,000	—
Repurchase of common stock	—	(450)
Stock options exercised	39	—
Cash dividends paid on common stock	(1,358)	(1,291)

Net cash provided by financing activities	16,941	17,312

Increase (decrease) in cash and cash equivalents	12,603	(7,845)

CASH AND CASH EQUIVALENTS
Beginning of the period	45,178	71,547

End of the period	$57,781	$63,702

Supplemental Schedule of Noncash Investing Activities
Unrealized gain (losses) on securities available for sale	$2,251	$(551)

Other real estate acquired in settlement of loans	$—	$—

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

1.	Virginia Financial Group, Inc. (the “Company”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003.

2.	The results of operations for the three month period ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value
Securities Held to Maturity:
	March 31, 2004
	(unaudited)
Obligations of States and Political Subdivisions	$5,840	$6,452

	December 31, 2003
Obligations of States and Political Subdivisions	$5,837	$6,465

Securities Available for Sale:
	March 31, 2004
	(unaudited)
U.S. Treasury securities	$8,039	$8,527
U.S. Government securities	124,964	126,845
State and municipals	74,846	79,694
Corporate bonds	9,492	10,152
Collateralized mortgage obligations	6,165	6,265
Mortgage-backed securities	84,479	85,078
Equity securities	1,573	1,764
Restricted stock	5,816	5,816
Other securities	860	860

	$316,234	$325,001

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

	December 31, 2003
U.S. Treasury securities	$33,048	$33,552
U.S. Government securities	127,418	128,571
State and municipals	79,818	83,747
Corporate bonds	10,004	10,605
Collateralized mortgage obligations	6,453	6,585
Mortgage-backed securities	88,876	88,849
Equity securities	1,575	1,794
Restricted stock	4,257	4,257
Other securities	501	501

	$351,950	$358,461

The following table is a presentation of the aggregate amount of unrealized loss in investment securities at the end of the quarter. The aggregate is determined by summation of all the related securities that have a continuous loss at quarter end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the market value as of quarter end.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and U.S. Government Securities	$27,854	$188	$—	$—	$27,854	$188
Mortgage backed Securities	39,999	234	—	—	39,999	234
State and municipals	1,550	3	—	—	1,550	3
Collateralized mortgage Obligations	1,042	7	—	—	1,042	7

Subtotal debt securities	70,445	432	—	—	70,445	432

Common stock	—	—	77	226	77	226
Preferred stock	578	15	—	—	578	15

Total temporarily impaired securities	$71,023	$447	$77	$226	$71,100	$673

**	Amounts in (000)

There are a total of 31 securities that have unrealized losses as of March 31, 2004, 8 U.S. Treasuries or agency securities, 15 U.S. Agency MBS securities, three municipal securities, four common stock securities, and one preferred stock security.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of market conditions and does not reflect on the ability of the issuers to repay the debt obligations. Also noted is that all the debt securities have continuous losses at quarter end less than 12 months.

The common stock category includes four issuers that have shown a loss for more than one year. All the stocks are within the technology sector and prices of the stocks have had a strong correlation with the significant drop in the overall level of the equity markets over the last several years. None of the issuers have entered into bankruptcy proceedings and the market for each of the stocks is active and liquid. The impairment does not represent a significant financial impact to the Company, and therefore the positions can be maintained indefinitely.

The preferred stock category has one issue that is showing a loss of less than 12 months. The issuer is the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment is the result of interest rate market conditions. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream as a result.

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	March 31, 2004	December 31, 2003
	(unaudited)
Real estate loans:
Construction	$104,804	$94,372
Secured by 1 – 4 family residential	307,097	283,631
Commercial and multifamily	421,887	414,476
Commercial, financial and agricultural loans	80,173	73,852
Consumer loans	47,428	48,154
All other loans	3,786	8,585

	965,175	923,070
Less:
Deferred loan fees	25	381
Allowance for loan losses	10,283	9,743

	$954,867	$912,946

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	March 31, 2004	December 31, 2003	March 31, 2003
	(unaudited)		(unaudited)
Balance at January 1	$9,743	$9,180	$9,180

Recoveries added to the allowance	35	229	39
Loan losses charged to the allowance	(176)	(956)	(175)
Provision recorded to expense	681	1,290	323

Balance at end of period	$10,283	$9,743	$9,367

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	March 31, 2004	December 31, 2003
	(unaudited)
Federal Home Loan Bank Advances	$15,600	$—
Line of credit – Correspondent bank	—	6,500
Federal Reserve borrowings	158	27

	$15,758	$6,527

The Company utilizes overnight advances from the Federal Home Loan Bank of Atlanta for short term funding needs. The banking subsidiaries have available a combined $187.9 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on the 1 to 4 family dwelling loan portfolios of the affiliate banks, which totaled $307.1 million at March 31, 2004.

The Company has a line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand.

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the three months ended March 31, 2004 or the year ended December 31, 2003.

7.	Long-term Debt:

The Company has outstanding fixed-rate, long-term debt with the Federal Home Loan Bank of Atlanta of $14.1 million at March 31, 2004 that matures through 2010. At March 31, 2004, the interest rates on the fixed-rate, long-term advances ranged from 1.96% to 7.07%. One advance totaling $120 thousand at March 31, 2004 requires quarterly principal payments totaling $20 thousand plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity. The average interest rate was 5.12% at March 31, 2004 with an average balance outstanding of $9.6 million.

The Company also completed the issuance of $20 million of floating rate trust preferred securities during the quarter ended March 31, 2004 in a privately negotiated transaction. The proceeds from the sale of the securities will be used for general corporate purposes which may include capital management for its affiliates, acquisitions, retirement of indebtedness, repurchase of the Company’s common stock and other investments. Under the terms of the Trust Preferred transaction, the securities will mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The securities have a floating rate, which will be reset quarterly, with an initial rate of 3.84%.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

The contractual maturities of long-term debt are as follows:

2004	$60
2005	4,060
2006	5,000
2010	5,000
2034	20,000

$34,120

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2004 and 2003.

	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,153,348	$.48	7,168,741	$.46

Effect of dilutive securities: Stock options	49,580		34,112

Diluted earnings per share	7,202,928	$.48	7,202,853	$.46

9.	Stock Compensation Plan:

At March 31, 2004, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 23, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2004	2003
Net income, as reported	$3,455	$3,294
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(18)	(8)

Pro forma net income	$3,437	$3,286

Earnings per share:
Basic – as reported	$.48	$.46

Basic – pro forma	$.48	$.46

Diluted – as reported	$.48	$.46

Diluted – pro forma	$.48	$.46

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

10.	Employee Benefit Plan

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. A participant who terminates employment with 2 or more years of service will be entitled to a benefit. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service.

	Three Months Ended March 31,
	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$49	$57
Interest cost	68	67
Expected return on plan assets	(76)	(63)
Amortization of prior service cost	8	8
Amortization of net (gain) loss	4	(1)

Net periodic benefit cost	$53	$68

The Company anticipates making an annual cash contribution of $129 thousand to the plan during the second quarter of 2004.

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $169 thousand and $39 thousand for the three months ended March 31, 2004 and 2003, respectively.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended March 31, 2004 amounted to $3.5 million or $.48 per share, compared to earnings of $3.3 million or $.46 per share for the quarter ended March 31, 2003. Net income increased 4.9% and diluted earnings per share increased 4.4% compared to first quarter 2003 results. The Company’s earnings for the first quarter produced a annualized return on average assets of .99% and return on average equity of 11.51%, compared to prior year ratios of 1.20% and 12.35%, respectively.

Net Interest Income

Net interest income increased $2.2 million or 21.5% to $12.5 million for the three months ended March 31, 2004. This improvement can be attributed to continuing loan growth and contributions from eight new branches purchased in the third quarter of 2003. The net interest margin for the three months ended March 31, 2004 was 4.09%, compared to 3.91% for the quarter ended December 31, 2003 and 4.27% for the quarter ended March 31, 2003.

The following table provides information on average earning assets and interest-bearing liabilities for the three months ended March 31, 2004 and 2003 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $464 thousand and $589 thousand in 2004 and 2003, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Quarter ended March 31,
	2004			2003
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities
Taxable	$257,816	$2,574	3.99%	$203,826	$2,093	4.11%
Tax-exempt (1)	70,909	1,152	6.50%	79,592	1,376	6.92%

Total securities	328,725	3,726	4.53%	283,418	3,469	4.90%
Loans, net	942,969	14,114	6.02%	716,687	12,310	6.97%
Interest earning bank deposits	549	1	0.73%	487	2	1.67%
Federal funds sold	859	2	0.94%	27,426	79	1.17%

Total earning assets	$1,273,102	$17,843	5.64%	$1,028,018	$15,860	6.24%

Interest-bearing deposits:
Checking	$196,532	$385	0.79%	$123,864	$236	0.77%
Money market	169,229	406	0.96%	156,452	536	1.39%
Savings	137,019	249	0.73%	106,919	310	1.18%
Certificates of deposit:
Less than $100,000	115,852	987	3.43%	312,594	2,783	3.61%
$100,000 and more	372,340	2,508	2.71%	90,441	885	3.97%

Total interest-bearing deposits	990,972	4,535	1.84%	790,270	4,750	2.44%

Federal funds and repurchase agreements	32,569	72	0.89%	19,522	48	1.00%
Other short term borrowings	26,414	98	1.49%	454	1	0.89%
Trust preferred capital notes	3,077	28	3.66%
FHLB of Atlanta borrowings	12,218	154	5.07%	12,218	192	6.37%

Total interest-bearing liabilities	$1,062,553	$4,887	1.85%	$822,464	$4,991	2.46%

Net interest income		$12,956			$10,869
Interest rate spread			3.79%			3.78%
Interest expense as a percent of average earning assets			1.54%			1.97%
Net interest margin			4.09%			4.27%

Noninterest Income

Total noninterest income was $3.5 million for the first quarter of 2004, a decrease of $202 thousand or 5.5% compared to $3.7 million for the first quarter of 2003. Lower revenues from the Company’s mortgage operations where the primary contributor to this decline. Fees and net gains from mortgages sold were $645 thousand for the first quarter of 2004, a decrease of $418 thousand or 39.3% from the first quarter of 2003. Originations were down $23.1 million or 39.2%, from $63.5 million for the three months ended March 31, 2003 to $35.8 million for the three months ended March 31, 2004. Refinance loans represented $51.2 million or 80.6% and $16.4 million or 63.7% of total originations for the three-month periods ended March 31, 2003 and 2004, respectively. Offsetting much of this decline were retail banking fees, which increased $301 thousand to $1.5 million, compared to $1.2 million in 2003.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Expense

Noninterest expense for the first quarter of 2004 amounted to $10.4 million, an increase of $1.3 million or 14.0% compared $9.2 million for the same period in 2003. This increase is largely attributable to the Company’s expansion efforts, and the incremental costs associated with the eight purchased branches, loan production offices in Charlottesville and Lynchburg and a de novo branch in Fishersville, Virginia.

Asset Quality

Non-performing assets, including loans past due 90 days and still accruing interest, amounted to $6.8 million or .71% of loans and other property owned at March 31, 2004, compared to $7.3 million or .80% of loans and other property owned at December 31, 2003. The Company recorded a provision for loan losses of $681 thousand for the three month period ended March 31, 2004, compared to a provision of $323 thousand for the three month period ended March 31, 2003, consistent with loan growth experienced during the period.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	March 31, 2004	December 31, 2003	March 31, 2003
Non accrual loans	$2,121	$2,677	$1,085
Troubled debt restructurings	4,483	4,525	7,041
Other real estate owned	241	136	894

Total nonperforming assets	$6,845	$7,338	$9,020

Loans past due as to principal or interest for 90 days or more accruing interest	$78	$25	$46

Nonperforming assets to total assets	.49%	.53%	.79%

Nonperforming assets to loans and other property	.71%	.80%	1.26%

Allowance for loan losses as a percentage of loans receivable	1.07%	1.06%	1.31%

Allowance for loan losses as a percentage of nonperforming assets	150.23%	132.77%	103.85%

Net charge-offs as a percentage of average loans receivable	.01%	.09%	.02%

Troubled debt restructurings consist primarily of three loans, each of which are well secured and performing in accordance with revised terms. The allowance for loan losses at March 31, 2004 amounted to $10.3 million, compared to $9.7 million at December 31, 2003.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Liquidity and Capital Resources

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment. The Company’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position at each of the banking subsidiaries.

The primary source of additional capital to VFG is earnings retention, which represents net income less dividends declared. During the first quarter ended March 31, 2004, VFG retained $2.1 million, or 60.7% of its net income. Stockholders’ equity increased by $3.6 million, reflecting the earnings retention and an increase of $1.5 million in accumulated comprehensive income net of tax, which relates primarily to an increase in unrealized gains on securities available-for-sale during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require VFG and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2004 that VFG and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events since the notification that management believes have changed the subsidiary banks’ category.

The following table includes information with respect to the Company’s risk-based capital as of March 31, 2004 (000 omitted):

Tier 1 capital	$117,751
Tier 2 capital	10,369
Total risk-based capital	128,120
Total risk-weighted assets	1,021,239
Average adjusted total assets	1,381,318

Capital ratios:
Tier 1 risk-based capital ratio	11.53%
Total risk-based capital ratio	12.55%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.53%
Equity to assets ratio	8.75%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of market served, concentrations of business and industry, competition, and the Company’s overall financial condition. The Company’s primary source of liquidity is cash, securities in our available for sale portfolio and a $15 million line of credit with a correspondent bank. In addition, the Banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

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

VFG completed the issuance of $20 million of floating rate trust preferred securities during the first quarter in a privately negotiated transaction. The proceeds from the sale of the securities will be used for general corporate purposes which may include capital management for its affiliates, acquisitions, retirement of indebtedness, repurchase of the Company’s common stock and other investments. Under the terms of the Trust Preferred transaction, the securities will mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of Virginia Financial Group, Inc. after five years. The securities have a floating rate, which will be reset quarterly, with an initial rate of 3.84%.

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

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

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

Access to Filings

The Company provides access to their SEC filings through the corporate Web site at www.vfgi.net. After accessing the Web site, the filings are available upon selecting the SEC Filings & Other Documents icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10K for the year ended December 31, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

VIRGINIA FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8K:

On January 22, 2004, Virginia Financial Group, Inc. filed a Form 8-K announcing its results of operations for the quarter and twelve months ended December 31, 2003.

On January 30, 2004, Virginia Financial Group, Inc. filed a Form 8-K announcing its participation in the Southeast Super Community Bank Conference.

On March 24, 2004, Virginia Financial Group, Inc. filed a Form 8-K announcing that two of its affiliate banks, Planters Bank & Trust Company of Virginia and Virginia Heartland Bank, have entered into written agreements with the Federal Reserve Bank of Richmond to enhance their compliance with federal anti-money laundering regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O.R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
May 5, 2004

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 5, 2004