Form 10-Q
period 2004-06-30
VIRGINIA FINANCIAL GROUP INC
filed 2004-08-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 31, 2004, there were 7,160,417 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	JUNE 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Cash and due from depository institutions	$51,593	$43,719
Federal funds sold	413	1,222
Interest-bearing deposits in banks	336	237
Securities (market value: 2004, $300,307; 2003, $364,926)	299,846	364,298
Loans held for sale	8,249	5,174
Loans receivable, net	984,636	912,946
Bank premises and equipment, net	26,881	27,311
Interest receivable	5,782	5,914
Other real estate owned	5	454
Core deposit intangibles, net	5,900	6,247
Goodwill	14,033	14,033
Other assets	8,748	5,656

Total Assets	$1,406,422	$1,387,211

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$225,416	$216,560
Interest-bearing deposits	993,499	994,214

Total deposits	1,218,915	1,210,774

Federal funds purchased and securities sold under agreements to repurchase	20,600	33,155
Short-term borrowings	4,898	6,526
Federal Home Loan Bank advances	14,100	9,140
Trust preferred capital notes	20,000	—
Interest payable	2,114	2,223
Other liabilities	5,021	5,563
Commitments and contingencies	—	—

Total Liabilities	1,285,648	1,267,381

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,160,417 and 7,152,885 respectively)	35,802	35,764
Capital surplus	7,742	7,578
Retained earnings	76,671	72,255
Accumulated other comprehensive income, net	559	4,233

Total Stockholders’ Equity	120,774	119,830

Total Liabilities and Stockholders’ Equity	$1,406,422	$1,387,211

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$14,239	$12,006
Interest on deposits in other banks	1	—
Interest on investment securities:
Taxable	92	114
Interest and dividends on securities available for sale:
Taxable	2,125	1,970
Nontaxable	714	940
Dividends	77	108
Interest income on federal funds sold	7	65

Total Interest Income	17,255	15,203

Interest Expense
Interest on deposits	4,237	4,535
Interest on Federal Home Loan Bank advances	183	178
Interest on federal funds purchased and securities sold under agreements to repurchase	35	49
Interest on other short-term borrowings	44	2
Interest on trust preferred capital notes	194	—

Total Interest Expense	4,693	4,764

Net Interest Income	12,562	10,439
Less: Provision for loan losses	636	322

Net Interest Income after Provision for Loan Losses	11,926	10,117
Noninterest Income
Retail banking fees	2,050	1,440
Fees from fiduciary activities	684	710
Mortgage banking fees	836	1,259
Brokerage services	147	115
Other operating income	232	300
Gains on securities available for sale	—	46

Total Noninterest Income	3,949	3,870

Noninterest Expense
Compensation and employee benefits	5,948	5,326
Net occupancy expense	670	548
Supplies and equipment	1,095	999
Amortization-intangible assets	174	40
Computer services	442	291
Marketing	149	209
Capital stock taxes	141	195
Professional fees	290	144
Other operating expenses	1,726	1,443

Total Noninterest Expense	10,635	9,195

Income Before Income Tax Expense	5,240	4,792
Income tax expense	1,555	1,203

Net Income	$3,685	$3,589

Earnings per Share, basic and diluted	$.51	$.50

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$28,294	$24,214
Interest on deposits in other banks	2	2
Interest on investment securities:
Taxable	187	228
Interest and dividends on securities available for sale:
Taxable	4,557	3,890
Nontaxable	1,462	1,834
Dividends	124	163
Interest income on federal funds sold	9	144

Total Interest Income	34,635	30,475

Interest Expense
Interest on deposits	8,771	9,285
Interest on Federal Home Loan Bank advances	338	370
Interest on federal funds purchased and securities sold under agreements to repurchase	106	97
Interest on other short-term borrowings	144	3
Interest on trust preferred capital notes	222	—

Total Interest Expense	9,581	9,755

Net Interest Income	25,054	20,720
Less: Provision for loan losses	1,317	645

Net Interest Income after Provision for Loan Losses	23,737	20,075
Noninterest Income
Retail banking fees	3,599	2,688
Fees from fiduciary activities	1,460	1,489
Mortgage banking fees	1,481	2,322
Brokerage services	345	348
Other operating income	521	612
Gains on securities available for sale	—	70

Total Noninterest Income	7,406	7,529

Noninterest Expense
Compensation and employee benefits	11,808	10,584
Net occupancy expense	1,376	1,118
Supplies and equipment	2,139	1,947
Amortization-intangible assets	347	79
Computer services	741	632
Marketing	302	310
Capital stock taxes	310	385
Professional fees	491	356
Other operating expenses	3,556	2,934

Total Noninterest Expense	21,070	18,345

Income Before Income Tax Expense	10,073	9,259
Income tax expense	2,933	2,376

Net Income	$7,140	$6,883

Earnings per Share, basic	$1.00	$.96

Earnings per Share, diluted	$.99	$.96

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2003	$35,884	$8,143	$6,210	$64,134		$114,371
Net income	—	—	—	6,883	6,883	6,883
Other Comprehensive Income, net of tax:
Unrealized gain on securities available for sale during the period, net of tax of $964	—	—	—	—	1,792	—
Add: reclassification adjustment, net of tax of $25	—	—	—	—	(45)	—

Other comprehensive income	—	—	1,747	—	1,747	1,747

Comprehensive income	—	—	—	—	$8,630	—

Cash dividends ($.37 per share)	—	—	—	(2,652)		(2,652)
Stock options exercised	7	14	—	—		21
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, June 30, 2003	$35,748	$7,482	$7,957	$68,365		$119,552

Balance, January 1, 2004	$35,764	$7,578	$4,233	$72,255		$119,830
Net income	—	—	—	7,140	7,140	7,140
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $1,978	—	—	—	—	(3,674)

Other comprehensive income (loss)	—	—	(3,674)	—	(3,674)	(3,674)

Comprehensive income	—	—	—	—	$3,466	—

Cash dividends ($.38 per share)	—	—	—	(2,724)		(2,724)

Restricted stock awards	24	139	—	—		163
Stock option exercise	14	25	—	—		39

Balance, June 30, 2004	$35,802	$7,742	$559	$76,671		$120,774

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$7,140	$6,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,317	645
Deferred tax benefit	(386)	(253)
Depreciation and amortization	1,871	1,499
Pension expense	(110)	174
(Gain) on sale of securities available for sale	—	(70)
(Gain) on sale of fixed assets	(4)	(3)
Amortization of premiums and discounts on securities	419	299
Fees on mortgage loans sold	(1,481)	(2,322)
Proceeds from sale of mortgage loans	89,536	132,496
Origination of loans for sale	(91,130)	(122,653)
Changes in assets and liabilities:
Decrease in interest receivable	132	208
(Increase) in other assets	(141)	(101)
(Decrease) in interest payable	(108)	(145)
(Decrease) in other liabilities	(701)	(675)

Net cash provided by operating activities	6,354	15,982

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	23	34,749
Proceeds from maturities and principal payments of securities available for sale	72,995	120,465
Purchase of securities available for sale	(14,637)	(179,961)
Purchase of premises and equipment	(1,132)	(1,859)
Proceeds from sale of premises and equipment	41	33
Additions to other real estate	—	(157)
Proceeds from sale of other real estate	131	—
Increase in cash surrender value of life insurance	—	(103)
Net increase in loans	(73,006)	(33,465)

Net cash used in investing activities	(15,585)	(60,298)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	3,975	26,618
Net increase in time deposits	4,165	1,993
Proceeds (repayment) of Federal Home Loan Bank advances	4,960	(3,040)
Net increase in repurchase agreements	2,445	1,365
Net (decrease) in federal funds purchased	(15,000)	—
Net (decrease) in short-term borrowings	(1,628)	(957)
Issuance of trust preferred capital notes	20,000	—
Repurchase of common stock	—	(818)
Proceeds from exercise of stock options	39	21
Common stock issued	163	—
Cash dividends paid on common stock	(2,724)	(2,652)

Net cash provided by financing activities	16,395	22,530

Increase (decrease) in cash and cash equivalents	7,164	(21,786)

CASH AND CASH EQUIVALENTS
Beginning of the period	45,178	71,547

End of the period	$52,342	$49,761

Supplemental Schedule of Noncash Investing Activities
Unrealized gain (losses) on securities available for sale	$(5,652)	$2,688

Other real estate acquired in settlement of loans	$—	$157

Restricted common stock issued	$163	$—

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

1.	Virginia Financial Group, Inc. (the “Company”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003.

2.	The results of operations for the three month and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

Securities Held to Maturity:

	Amortized Cost	Fair Value
	June 30, 2004
	(unaudited)
Obligations of States and Political Subdivisions	$5,843	$6,304

	December 31, 2003
Obligations of States and Political Subdivisions	$5,837	$6,465

Securities Available for Sale:
	June 30, 2004
	(unaudited)
U.S. Treasury securities	$7,031	$7,336
U.S. Government securities	110,910	110,312
State and municipals	71,899	73,743
Corporate bonds	9,484	9,838
Collateralized mortgage obligations	4,973	5,046
Mortgage-backed securities	77,924	76,642
Equity securities	1,575	1,738
Restricted stock	6,500	6,500
Other securities	2,848	2,848

	$293,144	$294,003

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

	December 31, 2003
U.S. Treasury securities	$33,048	$33,552
U.S. Government securities	127,418	128,571
State and municipals	79,818	83,747
Corporate bonds	10,004	10,605
Collateralized mortgage obligations	6,453	6,585
Mortgage-backed securities	88,876	88,849
Equity securities	1,575	1,794
Restricted stock	4,257	4,257
Other securities	501	501

	$351,950	$358,461

The following table is a presentation of the aggregate amount of unrealized loss in investment securities at June 30, 2004. The aggregate is determined by summation of all the related securities that have a continuous loss at June 30, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value at June 30, 2004 (000 omitted):

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and U.S. Government securities	$54,250	$1,376	$—	$—	$54,250	$1,376
Mortgage backed securities	67,087	1,559	—	—	67,087	1,559
State and municipals	12,304	300	—	—	12,304	300
Collateralized mortgage obligations	1,873	16	—	—	1,873	16

Subtotal debt securities	135,514	3,251	—	—	135,514	3,251

Common stock	—	—	77	227	77	227
Preferred stock	—	—	515	76	515	76

Total temporarily impaired securities	$135,514	$3,251	$592	$303	$136,106	$3,554

There are a total of eighty-nine securities that have unrealized losses as of June 30, 2004, twenty-two U.S. Treasuries or agency securities, thirty U.S. Agency MBS securities, one CMO security, thirty-one municipal securities, four common stock securities, and one preferred stock security.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of market conditions and does not reflect on the ability of the issuers to repay the debt obligations. All debt securities have continuous losses at quarter end less than 12 months.

The common stock category includes four issuers that have shown a loss for more than one year. All the stocks are within the technology sector and prices of the stocks have had a strong correlation with the significant drop in the overall valuation level of this industry over the last several years. None of the issuers have entered into bankruptcy proceedings and the market for each of the stocks is active and liquid. The impairment does not represent a significant financial impact to the Company, and therefore the positions can be maintained indefinitely.

The preferred stock category has one issue that is showing a loss of more than 12 months. The issuer is the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment is the result of interest rate market conditions. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream as a result.

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	June 30, 2004	December 31, 2003
	(unaudited)
Real estate loans:
Construction	$102,907	$94,372
Secured by 1 – 4 family residential	311,626	283,631
Commercial and multifamily	451,480	414,476
Commercial, financial and agricultural loans	78,278	73,852
Consumer loans	46,459	48,154
All other loans	4,500	8,585

	995,250	923,070

Deferred loan costs (fees)	185	(381)
Allowance for loan losses	(10,799)	(9,743)

	$984,636	$912,946

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	June 30, 2004	December 31, 2003	June 30, 2003
	(unaudited)		(unaudited)
Balance at January 1	$9,743	$9,180	$9,180

Recoveries added to the allowance	93	229	110
Loan losses charged to the allowance	(354)	(956)	(591)
Provision recorded to expense	1,317	1,290	645

Balance at end of period	$10,799	$9,743	$9,344

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

Information about impaired loans as of the periods indicated is as follows (000’s omitted):

	June 30, 2004	December 31, 2003
	(unaudited)
Impaired loans for which an allowance has been provided	$6,489	$3,128
Impaired loans for which an allowance has not been provided	2,614	3,474

Total impaired loans	9,103	6,602

Allowance provided for impaired loans, included in the allowance for loan losses	$1,572	$1,281

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	June 30, 2004	December 31, 2003
	(unaudited)
Federal Home Loan Bank Advances	$4,000	$—
Line of credit – Correspondent bank	—	6,500
Federal Reserve borrowings	898	26

	$4,898	$6,526

The Company utilizes overnight advances from the Federal Home Loan Bank of Atlanta for short term funding needs. The banking subsidiaries have available a combined $187.9 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on the 1 to 4 family dwelling loan portfolios of the affiliate banks, which totaled $311.6 million at June 30, 2004.

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the six months ended June 30, 2004 or the year ended December 31, 2003.

7.	Long-term Debt:

The Company has outstanding fixed-rate, long-term debt with the Federal Home Loan Bank of Atlanta of $14.1 million at June 30, 2004 that matures through 2010. At June 30, 2004, the interest rates on the fixed-rate,

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

long-term advances ranged from 1.96% to 7.07%. One advance totaling $100 thousand at June 30, 2004 requires quarterly principal payments totaling $20 thousand plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity. The average interest rate was 5.12% at June 30, 2004 with an average balance outstanding of $9.6 million.

The Company also has outstanding $20 million of floating rate trust preferred securities. Under the terms of the Trust Preferred transaction, the securities will mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The securities have a floating rate, which will be reset quarterly, with a current rate of 4.32%.

The contractual maturities of long-term debt are as follows:

2004	$40
2005	4,060
2006	5,000
2010	5,000
2034	20,000

$34,100

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2004 and 2003.

	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,155,206	$.51	7,154,237	$.50

Effect of dilutive securities:
Stock options	41,143		35,597

Diluted earnings per share	7,196,349	$.51	7,189,834	$.50

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2004 and 2003.

	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,154,585	$1.00	7,161,280	$.96

Effect of dilutive securities:
Stock options	45,061		34,497

Diluted earnings per share	7,199,646	$.99	7,195,777	$.96

In 2004 and 2003, stock options representing 17,383 and 9,600 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

9.	Stock Compensation Plan:

At June 30, 2004, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June, 2004 and 2003 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2004	2003
Net income, as reported	$7,140	$6,883
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(36)	(21)

Pro forma net income	$7,104	$6,862

Earnings per share:
Basic – as reported	$1.00	$.96

Basic – pro forma	$.99	$.96

Diluted – as reported	$.99	$.96

Diluted – pro forma	$.99	$.95

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND DECEMBER 31, 2003

10.	Employee Benefit Plan

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

The components of net periodic benefit cost are as follows:

	Six Months Ended June 30,
	2004	2003
Service cost	$98	$114
Interest cost	135	134
Expected return on plan assets	(152)	(126)
Amortization of prior service cost	16	16
Amortization of net (gain) loss	9	(2)

Net periodic benefit cost	$106	$136

The Company made an annual cash contribution of $129 thousand to the plan during the second quarter of 2004, and no further contributions are anticipated for this year.

VIRGINIA FINANCIAL GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Banks’ calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have a seven point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $174 thousand and $40 thousand for the three months ended June 30, 2004 and 2003, and $347 thousand and $79 thousand for the six months ended June 30, 2004 and 2003, respectively.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended June 30, 2004 amounted to $3.7 million or $.51 per diluted share, compared to earnings of $3.6 million or $.50 per diluted share for the quarter ended June 30, 2003. Net income increased 2.7% and diluted earnings per share increased 2.0% compared to second quarter 2003 results. The Company’s earnings for the second quarter produced an annualized return on average assets (ROA) of 1.05% and return on average equity (ROE) of 12.20%, compared to prior year ratios of 1.28% and 12.41%, respectively.

For the first six months of 2004, net income was $7.1 million, up 3.7% from $6.9 million for the same period in 2003. Net income per diluted share was $.99, up 3.1% from $.96 for the first six months of 2003. ROA and ROE for the six month period were 1.02% and 11.86%, compared to 1.24% and 11.97% for the same period in 2003, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased $2.2 million or 20.3% to $12.6 million for the three months ended June 30, 2004. This improvement can be attributed to continuing growth in average earning assets from loan production offices and contributions from eight new branches purchased in the third quarter of 2003. The net interest margin for the three months ended June 30, 2004 was 4.05%, compared to 4.09% for the quarter ended March 31, 2004 and 4.21% for the quarter ended June 30, 2003. The decline is largely due to lower yields associated with significant loan growth and the lower interest rate environment over the past twelve month period. The net interest margin for the six month period ended June 30, 2004 was 4.07%, compared to 4.24% for the same period in 2003.

The following table provides information on average earning assets and interest-bearing liabilities for the three months and six months ended June 30, 2004 and 2003 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $448 thousand and $586 thousand for the three months ended June 30, and $910 thousand and $1.2 million for the six months ended June 30, 2004 and 2003, respectively.

	Quarter Ended June 30,
	2004			2003
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities
Taxable	$244,109	$2,300	3.79%	$222,572	$2,188	3.93%
Tax-exempt	66,608	1,097	6.62%	78,652	1,458	7.42%

Total securities	310,717	3,397	4.40%	301,224	3,646	4.84%
Loans, net	976,563	14,297	5.89%	724,539	12,078	6.69%
Interest earning bank deposits	504	1	1.03%	511	1	0.55%
Federal funds sold	3,221	8	0.92%	22,538	64	1.14%

Total earning assets	$1,291,005	$17,703	5.51%	$1,048,812	$15,789	6.03%

Interest-bearing deposits:
Checking	$189,402	$185	0.39%	$127,182	$237	0.75%
Money market	170,698	375	0.88%	159,828	465	1.17%
Savings	141,020	235	0.67%	111,359	275	0.99%
Certificates of deposit:
Less than $100,000	370,677	2,449	2.66%	311,831	2,683	3.45%
$100,000 and more	119,939	993	3.33%	90,714	875	3.87%

Total interest-bearing deposits	991,736	4,237	1.72%	800,914	4,535	2.27%

Federal funds and repurchase agreements	21,633	34	0.64%	20,940	49	0.93%
Other short term borrowings	10,813	46	1.71%	600	2	0.87%
Trust preferred capital notes	20,000	194	3.90%	—	—
FHLB of Atlanta borrowings	14,118	182	5.20%	10,912	178	6.57%

Total interest-bearing liabilities	$1,058,300	$4,693	1.78%	$833,366	$4,764	2.29%

Net interest income		$13,010			$11,025
Interest rate spread			3.73%			3.74%
Interest expense as a percent of average earning assets			1.46%			1.82%
Net interest margin			4.05%			4.21%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2004			2003
	Average Balance	Income/ Expense	Annual Yield/Rate	Average Balance	Income/ Expense	Annual Yield/Rate
	(in thousands)			(in thousands)
Securities
Taxable	$250,962	$4,874	3.91%	$213,254	$4,282	4.02%
Tax-exempt	68,759	2,248	6.58%	79,119	2,834	7.16%

Total securities	319,721	7,122	4.48%	292,373	7,116	4.87%
Loans, net	959,816	28,411	5.95%	720,645	24,388	6.82%
Interest earning bank deposits	526	2	0.78%	499	2	0.92%
Federal funds sold	2,040	10	0.93%	24,981	144	1.16%

Total earning assets	$1,282,103	$35,545	5.57%	$1,038,498	$31,650	6.13%

Interest-bearing deposits:
Checking	$192,967	$570	0.59%	$125,540	$473	0.76%
Money market	169,963	781	0.92%	158,157	1,001	1.28%
Savings	139,020	484	0.70%	109,153	585	1.08%
Certificates of deposit:
Less than $100,000	371,508	4,956	2.68%	312,213	5,466	3.53%
$100,000 and more	117,896	1,980	3.38%	90,579	1,760	3.92%

Total interest-bearing deposits	991,354	8,771	1.78%	795,642	9,285	2.35%

Federal funds and repurchase agreements	28,024	106	0.78%	20,238	97	0.96%
Other short term borrowings	18,614	144	1.53%	527	3	1.06%
Trust preferred capital notes	11,538	222	3.87%
FHLB of Atlanta borrowings	11,820	338	5.74%	11,561	370	6.46%

Total interest-bearing liabilities	$1,061,350	$9,581	1.81%	$827,968	$9,755	2.37%

Net interest income		$25,964			$21,895
Interest rate spread			3.76%			3.76%
Interest expense as a percent of average earning assets			1.50%			1.89%
Net interest margin			4.07%			4.24%

Noninterest Income

Total noninterest income was $3.95 million for the second quarter of 2004, an increase of $79 thousand or 2.0% compared to $3.87 million for the second quarter of 2003. Growth in retail banking fees offset the decline in mortgage revenue for the quarter, with revenue of $2.1 million, up $610 thousand or 42.4% from the same period in 2003. Fees and net gains from mortgages sold were $836 thousand for the second quarter of 2004, a decrease of $423 thousand or 33.6% from the second quarter of 2003. Originations were $55.3 million for the second quarter of 2004, down 13.2% compared to $63.7 million for the same period in 2003. Refinance loans represented $27.8 million or 55.2% of total originations for the second quarter of 2004.

Total noninterest income was $7.4 million for the six months ended June 30, 2004, down $123 thousand or 1.6% from the same period in 2003. The decline in revenue from mortgage operations of $841 thousand or 36.2% was the primary factor for this decrease, while the increase in retail banking fees of $911 thousand or 33.9% for the six month period offset this decline.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Noninterest expense for the second quarter of 2004 amounted to $10.6 million, up $1.4 million or 15.7% from the same period in 2003, and up 1.9% from the first quarter of 2004. For the six month period ended June 30, 2004, noninterest expense amounted to $21.1 million, an increase of $2.8 million or 14.9% over the same period in 2003. The increases are largely attributable to the Company’s expansion efforts, and the incremental operating costs and intangible amortization associated with the eight purchased branches, loan production offices in Charlottesville and Lynchburg and a de novo branch in Fishersville, Virginia. Also contributing to the quarterly increase was a 100% increase in professional fees associated with governance initiatives, consulting for an operations review and Sarbanes Oxley compliance, and placement fees for executive recruitment.

Income Taxes

Income tax expense for the three months ended June 30, 2004 amounted to $1.6 million resulting in an effective tax rate of 29.7% compared to $1.2 million, or 25.1%, for the three months ended June 30, 2003. For the six months ended June 30, 2004 income tax expense was $2.9 million resulting in an effective rate of 29.1%, compared to $2.4 million or 25.7% for the same period in 2003. The increase in the effective tax rate for the quarter and six month period is a result of a decrease in earnings from tax-exempt assets as a percentage of total income. The rate of loan growth has resulted in a decrease in the securities component of the Company’s balance sheet, resulting in less municipal security holdings and related tax exempt interest.

Asset Quality

The Company’s provision for loan losses for the second quarter was $636 thousand, up $314 thousand or almost 100% from the same period in 2003. For the six month period, the provision for loan losses was $1.3 million, up $672 thousand or over 100% from the same period in 2003. The increases are directly attributed to the aforementioned higher rates of loan growth for each period, and an increase in impaired loans from December 31, 2003. Nonperforming assets and net charge-offs were at improved levels, with non-performing assets as a percentage of total assets of .31% at June 30, 2004, compared to .66% at June 30, 2003. Net charge-offs for the second quarter were $120 thousand, compared to net charge-offs of $346 thousand for the same period in 2003. Net charge-offs as a percentage of average loans were .01% for the second quarter and .03% for the six month period, compared to .05% and .07% for the same periods in 2003. At June 30, 2004, the allowance for loan losses as a percentage of non-performing assets was 248.8%, while the allowance as a percentage of total loans amounted to 1.08%, up slightly from 1.06% at December 31, 2003.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	June 30, 2004	December 31, 2003	June 30, 2003
Non accrual loans	$2,325	$2,677	$1,257
Troubled debt restructurings	1,998	4,525	4,707
Other real estate owned	5	454	1,051
Loans past due as to principal or interest for 90 days or more accruing interest	13	25	$512

Total nonperforming assets	$4,341	$7,681	$7,527

Nonperforming assets to total assets	.31%	.55%	.66%

Nonperforming assets to loans and other property	.44%	.83%	1.04%

Allowance for loan losses as a percentage of loans receivable	1.08%	1.06%	1.27%

Allowance for loan losses as a percentage of nonperforming assets	248.77%	126.85%	124.14%

Net charge-offs as a percentage of average loans receivable	.03%	.09%	.07%

Liquidity and Capital Resources

Capital Resources

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the six months ended June 30, 2004, the Company retained $4.4 million, or 61.8% of its net income. Stockholders’ equity increased by $944 thousand, reflecting the earnings retention and a decrease of $3.7 million in accumulated comprehensive income net of tax, which relates primarily to a universal decline in bond market valuations, resulting in a decrease in unrealized gains on securities available-for-sale during the period.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on the Company and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2004 that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of June 30, 2004 (000 omitted):

Tier 1 capital	$120,406
Tier 2 capital	10,884
Total risk-based capital	131,290
Total risk-weighted assets	1,045,252
Average adjusted total assets	1,385,237
Capital ratios:
Tier 1 risk-based capital ratio	11.52%
Total risk-based capital ratio	12.56%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.69%
Equity to assets ratio	8.59%
Tangible equity to assets ratio	7.17%

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company completed the issuance of $20 million of floating rate trust preferred securities during the first quarter of 2004 in a privately negotiated transaction. The proceeds from the sale of the securities will be used for general corporate purposes which may include capital management for its affiliates, acquisitions, retirement of indebtedness, repurchase of the Company’s common stock and other investments.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued no accounting pronouncements during the first half of 2004 that are pertinent to the Company’s lines of business, and reference is made to discussion of previous pronouncements included in the Company’s Form 10-K filing for December 31, 2003.

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

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

We are required to include in our periodic reports information regarding our controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, concluded that our disclosure controls and procedures are operating effectively.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the organization to disclose material information otherwise required to be set forth in our periodic reports.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Virginia Financial Group, Inc. was held on April 20, 2004.

PART II - OTHER INFORMATION

The following directors were elected for terms expiring in 2007:

	FOR	AGAINST
Lee S. Baker	5,249,689	17,464
O. R. Barham, Jr.	4,966,933	300,220
Benham M. Black	5,010,381	256,772
P. William Moore, Jr.	5,249,689	17,464
Thomas F. Williams, Jr.	5,013,820	253,333

The following directors’ term of office continued after the meeting:

Fred D. Bowers	Christopher M. Hallberg
Taylor E. Gore	Martin F. Lightsey
Jan S. Hoover	E. Page Butler
H. Wayne Parrish
Gregory L. Fisher

Votes were cast in ratification of the selection of Yount, Hyde & Barbour, P.C. as external auditors of the Company for fiscal 2004.

ITEM 5.	OTHER INFORMATION.

Not applicable.

VIRGINIA FINANCIAL GROUP, INC.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

	Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2002.

	Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 30, 2002.

	Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

	Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

	Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

	Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

	Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 1, 2004, Virginia Financial Group, Inc. filed a Form 8-K announcing the closing of a $20 million trust preferred offering.

On April 26, 2004, Virginia Financial Group, Inc. filed a Form 8-K announcing its results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O.R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 9, 2004

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 9, 2004