Form 10-Q
period 2004-09-30
VIRGINIA FINANCIAL GROUP INC
filed 2004-11-05
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 30, 2004, there were 7,160,417 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Cash and due from depository institutions	$49,135	$43,719
Federal funds sold	3,395	1,222
Interest-bearing deposits in banks	132	237
Securities (market value: 2004, $298,349; 2003, $364,926)	297,942	364,298
Loans held for sale	5,924	5,174
Loans receivable, net	1,022,208	912,946
Bank premises and equipment, net	26,748	27,311
Interest receivable	5,669	5,914
Other real estate owned	5	454
Core deposit intangibles, net	5,726	6,247
Goodwill	14,033	14,033
Other assets	8,839	5,656

Total Assets	$1,439,756	$1,387,211

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$220,355	$216,560
Interest-bearing deposits	1,030,366	994,214

Total deposits	1,250,721	1,210,774

Federal funds purchased and securities sold under agreements to repurchase	20,160	33,155
Short-term borrowings	240	6,526
Federal Home Loan Bank advances	14,080	9,140
Trust preferred capital notes	20,000	—
Interest payable	2,135	2,223
Other liabilities	6,741	5,563
Commitments and contingencies	—	—

Total Liabilities	1,314,077	1,267,381

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, no shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,160,417 and 7,149,926 respectively)	35,802	35,764
Capital surplus	7,742	7,578
Retained earnings	79,232	72,255
Accumulated other comprehensive income, net	2,903	4,233

Total Stockholders’ Equity	125,679	119,830

Total Liabilities and Stockholders’ Equity	$1,439,756	$1,387,211

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$14,969	$12,167
Interest on deposits in other banks	1	29
Interest on investment securities:
Taxable	92	109
Interest and dividends on securities available for sale:
Taxable	2,023	2,066
Nontaxable	696	897
Dividends	132	96
Interest income on federal funds sold	23	25

Total Interest Income	17,936	15,389

Interest Expense
Interest on deposits	4,322	4,396
Interest on Federal Home Loan Bank advances	181	163
Interest on federal funds purchased and securities sold under agreements to repurchase	47	62
Interest on other short-term borrowings	5	1
Interest on trust preferred capital notes	220	—

Total Interest Expense	4,775	4,622

Net Interest Income	13,161	10,767
Less: Provision for loan losses	636	323

Net Interest Income after Provision for Loan Losses	12,525	10,444
Noninterest Income
Retail banking fees	2,011	1,455
Fees from fiduciary activities	676	673
Mortgage banking fees	534	1,288
Brokerage services	169	103
Other operating income	252	272
Gains on securities available for sale	—	365
Gains on other real estate owned	—	20

Total Noninterest Income	3,642	4,176

Noninterest Expense
Compensation and employee benefits	5,793	5,690
Net occupancy expense	697	561
Supplies and equipment	1,085	893
Amortization-intangible assets	173	39
Computer services	350	270
Telecommunications	227	184
Marketing	165	169
Capital stock taxes	145	193
Professional fees	162	219
Other operating expenses	1,636	1,689

Total Noninterest Expense	10,433	9,907

Income Before Income Tax Expense	5,734	4,713
Income tax expense	1,743	1,181

Net Income	$3,991	$3,532

Earnings per Share, basic	$.56	$.49

Earnings per Share, diluted	$.55	$.49

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$43,263	$36,381
Interest on deposits in other banks	3	31
Interest on investment securities:
Taxable	279	337
Interest and dividends on securities available for sale:
Taxable	6,580	5,956
Nontaxable	2,158	2,731
Dividends	256	259
Interest income on federal funds sold	32	169

Total Interest Income	52,571	45,864

Interest Expense
Interest on deposits	13,093	13,681
Interest on Federal Home Loan Bank advances	519	533
Interest on federal funds purchased and securities sold under agreements to repurchase	161	159
Interest on other short-term borrowings	141	4
Interest on trust preferred capital notes	442	—

Total Interest Expense	14,356	14,377

Net Interest Income	38,215	31,487
Less: Provision for loan losses	1,953	968

Net Interest Income after Provision for Loan Losses	36,262	30,519
Noninterest Income
Retail banking fees	5,610	4,143
Fees from fiduciary activities	2,136	2,162
Mortgage banking fees	2,015	3,610
Brokerage services	514	451
Other operating income	773	884
Gains on securities available for sale	—	435
Gains on other real estate owned	—	20

Total Noninterest Income	11,048	11,705

Noninterest Expense
Compensation and employee benefits	17,601	16,274
Net occupancy expense	2,073	1,679
Supplies and equipment	3,224	2,840
Amortization-intangible assets	520	118
Computer services	1,091	902
Telecommunications	794	567
Marketing	467	479
Capital stock taxes	455	578
Professional fees	653	575
Other operating expenses	4,624	4,240

Total Noninterest Expense	31,502	28,252

Income Before Income Tax Expense	15,808	13,972
Income tax expense	4,677	3,557

Net Income	$11,131	$10,415

Earnings per Share, basic	$1.56	$1.46

Earnings per Share, diluted	$1.55	$1.45

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2003	$35,884	$8,143	$6,210	$64,134		$114,371
Net income	—	—	—	10,415	10,415	10,415
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $(1,085)	—	—	—	—	(1,960)	—
Add: reclassification adjustment, net of tax of $(152)	—	—	—	—	(283)	—

Other comprehensive loss	—	—	(2,243)	—	(2,243)	(2,243)

Comprehensive income	—	—	—	—	$8,172	—

Cash dividends ($.56 per share)	—	—	—	(4,009)		(4,009)
Stock options exercised	7	14	—	—		21
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, September 30, 2003	$35,748	$7,482	$3,967	$70,540		$117,737

Balance, January 1, 2004	$35,764	$7,578	$4,233	$72,255		$119,830
Net income	—	—	—	11,131	11,131	11,131
Other Comprehensive Income, net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $(716)	—	—	—	—	(1,330)

Other comprehensive loss	—	—	(1,330)	—	(1,330)	(1,330)

Comprehensive income	—	—	—	—	$9,801	—

Cash dividends ($.58 per share)	—	—	—	(4,154)		(4,154)
Restricted stock awards	24	139	—	—		163
Stock option exercise	14	25	—	—		39

Balance, September 30, 2004	$35,802	$7,742	$2,903	$79,232		$125,679

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$11,131	$10,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,953	968
Deferred tax benefit	(729)	(1,133)
Depreciation and amortization	2,783	2,194
(Gain) on sale of securities available for sale	—	(435)
(Gain) on sale of other real estate	—	(20)
(Gain) on sale of fixed assets	(5)	(24)
Amortization of premiums and discounts on securities	609	503
Fees on mortgage loans sold	(2,015)	(3,610)
Proceeds from sale of mortgage loans	121,809	213,644
Origination of loans for sale	(120,544)	(200,342)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	245	(386)
(Increase) in intangible assets	—	(18,920)
(Increase) in other assets	(647)	(1,426)
Increase (decrease) in interest payable	(87)	481
Increase in other liabilities	567	1,513

Net cash provided by operating activities	15,070	3,422

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	38	74,378
Proceeds from maturities and principal payments of securities available for sale	87,342	160,192
Purchase of securities available for sale	(23,679)	(325,009)
Purchase of premises and equipment	(1,743)	(7,324)
Proceeds from sale of premises and equipment	48	58
Additions to other real estate	—	(527)
Proceeds from sale of other real estate	131	168
Increase in cash surrender value of life insurance	—	(128)
Net increase in loans	(111,214)	(164,280)

Net cash used in investing activities	(49,077)	(262,472)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	25,290	157,468
Net increase in time deposits	14,657	90,053
Proceeds (repayment) of Federal Home Loan Bank advances	4,940	(3,060)
Net increase in repurchase agreements	2,005	15,190
Net (decrease) in federal funds purchased	(15,000)	—
Net increase (decrease) in short-term borrowings	(6,286)	4,313
Issuance of trust preferred capital notes	20,000	—
Repurchase of common stock	—	(818)
Proceeds from exercise of stock options	39	21
Cash dividends paid on common stock	(4,154)	(4,009)

Net cash provided by financing activities	41,491	259,158

Increase in cash and cash equivalents	7,484	108

CASH AND CASH EQUIVALENTS
Beginning of the period	45,178	71,547

End of the period	$52,662	$71,655

Supplemental Schedule of Noncash Investing Activities
Unrealized gain (losses) on securities available for sale	$2,046	$(3,450)

Other real estate acquired in settlement of loans	$—	$157

Restricted common stock issued	$163	$—

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

1.	Virginia Financial Group, Inc. (the “Company”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003.

2.	The results of operations for the three month and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value
Securities Held to Maturity:
	September 30, 2004
	(unaudited)
Obligations of States and Political Subdivisions	$5,846	$6,253

	December 31, 2003
Obligations of States and Political Subdivisions	$5,837	$6,465

Securities Available for Sale:

	September 30, 2004
	(unaudited)
U.S. Treasury securities	$7,025	$7,287
U.S. Government securities	112,865	112,886
State and municipals	71,035	74,637
Corporate bonds	9,061	9,435
Collateralized mortgage obligations	4,718	4,773
Mortgage-backed securities	73,296	73,300
Equity securities	2,722	2,869
Restricted stock	6,182	6,182
Other securities	727	727

	$287,631	$292,096

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	December 31, 2003
U.S. Treasury securities	$33,048	$33,552
U.S. Government securities	127,418	128,571
State and municipals	79,818	83,747
Corporate bonds	10,004	10,605
Collateralized mortgage obligations	6,453	6,585
Mortgage-backed securities	88,876	88,849
Equity securities	1,575	1,794
Restricted stock	4,257	4,257
Other securities	501	501

	$351,950	$358,461

The following table is a presentation of the aggregate amount of unrealized loss in investment securities at September 30, 2004. The aggregate is determined by summation of all the related securities that have a continuous loss at September 30, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value at September 30, 2004 (000 omitted):

	Less than 12 months		12 months or more		Fair Value	Total Unrealized Loss
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and U.S. Government securities	$43,431	$650	$—	$—	$43,431	$650
Mortgage backed securities	41,633	449	—	—	41,633	449
State and municipals	5,507	48	—	—	5,507	48
Collateralized mortgage obligations	—	—	—	—	—	—

Subtotal debt securities	90,571	1,147	—	—	90,571	1,147

Common stock	—	—	70	233	70	233
Preferred stock	—	—	524	68	524	68

Total temporarily impaired securities	$90,571	$1,147	$594	$301	$91,165	$1,448

There are a total of fifty-four securities that have unrealized losses as of September 30, 2004, seventeen U.S. Treasuries or agency securities, eighteen U.S. Agency MBS securities, fourteen municipal securities, four common stock securities, and one preferred stock security.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

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

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	September 30, 2004	December 31, 2003
	(unaudited)
Real estate loans:
Construction	$106,356	$94,372
Secured by 1 – 4 family residential	316,425	283,631
Commercial and multifamily	479,760	414,476
Commercial, financial and agricultural loans	82,307	73,852
Consumer loans	45,587	48,154
All other loans	2,740	8,585

	1,033,175	923,070

Deferred loan costs (fees)	333	(381)
Allowance for loan losses	(11,300)	(9,743)

	$1,022,208	$912,946

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	September 30, 2004	December 31, 2003	September 30, 2003
	(unaudited)		(unaudited)
Balance at January 1	$9,743	$9,180	$9,180

Recoveries added to the allowance	142	229	189
Loan losses charged to the allowance	(538)	(956)	(679)
Provision recorded to expense	1,953	1,290	968

Balance at end of period	$11,300	$9,743	$9,658

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Information about impaired loans as of the periods indicated is as follows (000’s omitted):

	September 30, 2004	December 31, 2003
	(unaudited)
Impaired loans for which an allowance has been provided	$5,545	$3,128
Impaired loans for which an allowance has not been provided	3,773	3,474

Total impaired loans	9,318	6,602

Allowance provided for impaired loans, included in the allowance for loan losses	$1,278	$1,281

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	September 30, 2004	December 31, 2003
	(unaudited)
Federal Home Loan Bank Advances	$—	$—
Line of credit – Correspondent bank	—	6,500
Federal Reserve borrowings	240	26

	$240	$6,526

The Company utilizes overnight advances from the Federal Home Loan Bank of Atlanta for short term funding needs. The banking subsidiaries have available a combined $187.9 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on the 1 to 4 family dwelling loan portfolios of the affiliate banks, which totaled $322.4 million at September 30, 2004.

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the nine months ended September 30, 2004 or the year ended December 31, 2003.

7.	Long-term Debt:

The Company has outstanding fixed-rate, long-term debt with the Federal Home Loan Bank of Atlanta of $14.1 million at September 30, 2004 that matures through 2010. At September 30, 2004, the interest rates on

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

the fixed-rate, long-term advances ranged from 1.96% to 7.07%. One advance totaling $80 thousand at September 30, 2004 requires quarterly principal payments totaling $20 thousand plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity. The average interest rate was 5.12% at September 30, 2004 with an average balance outstanding of $9.6 million.

The Company also has outstanding $20 million of floating rate trust preferred securities. Under the terms of the Trust Preferred transaction, the securities will mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The securities have a floating rate, which will be reset quarterly, with a current rate of 4.75%.

The contractual maturities of long-term debt are as follows:

2004	$20
2005	4,060
2006	5,000
2010	5,000
2034	20,000

$34,080

8.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2004 and 2003.

	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,160,417	$.56	7,149,926	$.49

Effect of dilutive securities:
Stock options	41,224		36,805

Diluted earnings per share	7,204,399	$.55	7,186,731	$.49

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2004 and 2003.

	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,157,833	$1.56	7,157,482	$1.46

Effect of dilutive securities:
Stock options	43,982		35,326

Diluted earnings per share	7,201,815	$1.55	7,192,808	$1.45

In 2004 and 2003, stock options representing 17,383 and 11,100 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

9.	Stock Compensation Plan:

At September 30, 2004, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2004	2003
Net income, as reported	$11,131	$10,415
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(53)	(32)

Pro forma net income	$11,078	$10,383

Earnings per share:
Basic – as reported	$1.56	$1.46

Basic – pro forma	$1.55	$1.45

Diluted – as reported	$1.55	$1.45

Diluted – pro forma	$1.54	$1.44

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

10.	Employee Benefit Plan

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended Sept. 30,
	2004	2003
Service cost	$147	$171
Interest cost	203	201
Expected return on plan assets	(228)	(189)
Amortization of prior service cost	24	24
Amortization of net (gain) loss	13	(3)

Net periodic benefit cost	$159	$204

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have a eight point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $173 thousand and $39 thousand for the three months ended September 30, 2004 and 2003, and $520 thousand and $118 thousand for the nine months ended September 30, 2004 and 2003, respectively.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended September 30, 2004 amounted to $4.0 million or $.55 per diluted share, compared to earnings of $3.5 million or $.49 per diluted share for the quarter ended September 30, 2003. Net income increased 13.0% and diluted earnings per share increased 12.2% compared to third quarter 2003 results. The Company’s earnings for the third quarter produced an annualized return on average assets (ROA) of 1.11% and return on average equity (ROE) of 12.99%, compared to prior year ratios of 1.20% and 12.09%, respectively.

For the first nine months of 2004, net income was $11.1 million, up 6.9% from $10.4 million for the same period in 2003. Net income per diluted share was $1.55, up 6.9% from $1.45 for the first nine months of 2003. ROA and ROE for the nine month period were 1.05% and 12.24%, compared to 1.22% and 11.97% for the same period in 2003, respectively.

Net Interest Income

Net interest income increased $2.4 million or 22.2% to $13.2 million for the three months ended September 30, 2004. This improvement can be attributed to an expanding net interest margin, and continuing growth in average earning assets. The net interest margin for the three months ended September 30, 2004 was 4.14%, compared to 4.05% for the quarter ended June 30, 2004 and 4.12% for the quarter ended September 30, 2003. The increase is largely due to the increase in short term rates and the resulting impact on loan yields which are indexed to the prime rate. The net interest margin for the nine month period ended September 30, 2004 was 4.10%, compared to 4.21% for the same period in 2003.

The following tables provide information on average earning assets and interest-bearing liabilities for the three months and nine months ended September 30, 2004 and 2003 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $436 thousand and $549 thousand for the three months ended September 30, and $1.3 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Quarter Ended September 30,
	2004			2003
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,009,098,814	$15,027,427	5.92%	$755,222,127	$12,233,073	6.43%
Investment securities
Taxable	226,490,641	2,249,404	3.95%	239,450,228	2,273,723	3.80%
Tax exempt	65,267,961	1,071,656	6.53%	77,260,040	1,354,470	7.01%

Total Investments	291,758,602	3,321,060	4.53%	316,710,268	3,628,193	4.58%

FHLB int bearing	323,067	1,289	1.59%	313,263	25,768	32.63%
Federal funds sold	5,962,083	22,108	1.48%	16,946,229	51,037	1.19%

	298,043,752	3,344,457	4.46%	333,969,760	3,704,998	4.44%

Total Earning Assets	1,307,142,566	18,371,884	5.59%	1,089,191,887	15,938,071	5.82%

Non-Earning Assets	118,197,929			92,465,731

Total Assets	1,425,340,495			1,181,657,618

Liabilities and Stockholders' Equity
Time and savings deposits
Interest-bearing transaction accounts	$196,014,562	$184,026	0.37%	$134,876,643	$216,835	0.64%
Money market deposit accounts	181,754,438	413,743	0.91%	163,709,661	421,622	1.02%
Passbook savings accounts	144,072,154	233,693	0.65%	114,981,891	235,237	0.81%
Certificates of deposit >$100k	122,270,427	1,020,227	3.32%	93,176,952	880,914	3.75%
Certificates of deposit <$100k	369,100,912	2,469,840	2.66%	315,843,023	2,641,615	3.32%

Total Time and Savings Deposits	1,013,212,493	4,321,529	1.70%	822,588,170	4,396,223	2.12%

Federal funds purchased	21,754,651	46,208	0.85%	40,377,100	88,252	0.87%
Trust Preferred Securities	19,999,999	220,609	4.39%	—	—
Other short term borrowings	1,293,478	5,132	1.58%	403,325	1,485	1.46%
Federal Home Loan Bank advances	13,504,525	181,461	5.35%	9,177,826	162,608	7.03%

	56,552,653	453,410	3.19%	49,958,251	252,345	2.00%

Total Interest- Bearing Liabilities	1,069,765,146	4,774,939	1.78%	872,546,421	4,648,568	2.11%

Non-Interest- Bearing Liabilities	233,345,465			191,875,534

Total Stockholders' Equity	122,229,884			117,235,663

Total Liabilities and Stockholders' Equity	1,425,340,495			1,181,657,618

Net interest income (tax equivalent)		$13,596,945			$11,289,503

Average interest rate spread			3.82%			3.70%
Interest expense as percentage of average earning assets			1.45%			1.69%
Net interest margin			4.14%			4.12%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Nine months Ending September 30,
	2004			2003
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$976,363,428	$43,438,782	5.94%	$732,297,011	$36,621,327	6.69%
Investment securities
Taxable	242,745,631	7,114,635	3.91%	222,299,115	6,555,320	3.93%
Tax exempt	67,586,427	3,328,619	6.58%	78,492,230	4,188,248	7.11%

Total Investments	310,332,058	10,443,254	4.50%	300,791,345	10,743,568	4.76%

FHLB int bearing	458,136	3,334	0.97%	436,258	28,032	8.59%
Federal funds sold	3,356,694	31,571	1.26%	18,407,982	168,928	1.23%

	314,146,888	10,478,159	4.46%	319,635,585	10,940,528	4.56%

Total Earning Assets	1,290,510,316	53,916,941	5.58%	1,051,932,596	47,561,855	6.04%

Non-Earning Assets	121,417,205			89,880,649

Total Assets	1,411,927,521			1,141,813,245

Liabilities and Stockholders' Equity
Time and savings deposits
Interest-bearing transaction accounts	$193,990,441	$753,997	0.52%	$128,686,454	$689,997	0.72%
Money market deposit accounts	173,922,313	1,194,696	0.92%	160,028,427	1,422,557	1.19%
Passbook savings accounts	140,716,072	717,736	0.68%	111,117,410	820,018	0.99%
Certificates of deposit >$100k	119,364,249	3,000,241	3.36%	91,454,193	2,640,905	3.86%
Certificates of deposit <$100k	370,699,992	7,426,262	2.68%	313,436,061	8,107,623	3.46%

Total Time and Savings Deposits	998,693,067	13,092,932	1.75%	804,722,545	13,681,100	2.27%

Federal funds purchased	25,919,258	161,052	0.83%	22,206,170	159,193	0.96%
Trust Preferred Securities	14,379,562	442,475	4.11%	—	—
Other short term borrowings	12,798,175	140,670	1.47%	485,475	4,251	1.17%
Federal Home Loan Bank advances	12,584,818	519,013	5.51%	10,758,022	532,950	6.62%

	65,681,813	1,263,210	2.57%	33,449,667	696,394	2.78%

Total Interest- Bearing Liabilities	1,064,374,880	14,356,142	1.80%	838,172,212	14,377,494	2.29%

Non-Interest-Bearing Liabilities	226,080,678			187,256,629

Total Stockholders' Equity	121,471,963			116,384,404

Total Liabilities and Stockholders' Equity	1,411,927,521			1,141,813,245

Net interest income (tax equivalent)		$39,560,799			$33,184,361

Average interest rate spread			3.78%			3.75%
Interest expense as percentage of average earning assets			1.49%			1.83%
Net interest margin			4.10%			4.21%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Noninterest Income

Total noninterest income was $3.6 million for the third quarter of 2004, a decrease of 12.8% compared to $4.2 million for the same period in 2003. Excluding securities gains of $365 thousand in 2003, the decrease in 2004 as compared to 2003 amounted to $169 thousand or 4.4%. VFG continued to see a decrease in mortgage refinance activity, with total mortgage revenue decreasing $754 thousand or 58.5% to $534 thousand for the third quarter of 2004. VFG’s mortgage operation originations for the quarter constituted 66.3% purchase loan activity. Fees from retail banking operations amounted to $2.0 million for the third quarter of 2004, an increase of $566 thousand or 39.2%. Such increase can be attributed to deposit growth and fee initiatives such as overdraft protection privilege and new product alignment. Fees from trust and investment services for the third quarter of 2004 amounted to $845 thousand, an increase of $69 thousand or 8.9% compared to the same quarter in 2003.

Total noninterest income was $11.0 million for the nine months ended September 30, 2004, down $657 thousand or 5.6% from the same period in 2003. The decline in revenue from mortgage operations and increase in increase in retail banking fees were similar trends for the nine month period.

Noninterest Expense

Noninterest expense for the third quarter of 2004 amounted to $10.4 million, an increase of $526 thousand or 5.3% for the same quarter in 2003. Excluding nonrecurring expenses in 2003 of $340 thousand associated with integration of the First Virginia branches, noninterest expenses increased $866 thousand or 9.1%. Components of this increase are higher operating costs associated with the loan production office in Lynchburg, amortization of intangibles, tele-communication costs and professional fees. These expenses were offset somewhat by decreases in costs associated with mortgage related commissions, medical benefits, and other incentive related accruals. VFG’s efficiency ratio was 60.25% for the third quarter of 2004, compared to 63.22% for the same quarter in 2003.

Noninterest expense for the nine month period of 2004 amounted to $31.5 million, up $3.3 million or 11.5% from the same period in 2003. The increases are largely attributable to the Company’s expansion efforts, and the incremental operating costs and intangible amortization associated with the eight purchased branches, loan production offices in Charlottesville and Lynchburg and a de novo branch in Fishersville, Virginia. Also contributing to the period increase were professional fees associated with governance initiatives, consulting for an operations review and Sarbanes Oxley compliance, and placement fees for executive recruitment.

Income Taxes

Income tax expense for the three months ended September 30, 2004 amounted to $1.7 million resulting in an effective tax rate of 30.4% compared to $1.2 million, or 25.1%, for the three months ended September 30, 2003. For the nine months ended September 30, 2004 income tax expense was $4.7 million resulting in an effective rate of 29.6%, compared to $3.6 million or 25.5% for the same period in 2003. The increase in the effective tax rate for the quarter and nine month period is a result of a decrease in earnings from tax-exempt assets as a percentage of total income, and an increase in the Company’s statutory rate. The rate of loan growth has resulted in a decrease in the securities component of the Company’s balance sheet, resulting in less municipal security holdings and related tax exempt interest.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Asset Quality

The Company’s provision for loan losses for the third quarter was $636 thousand, up $313 thousand or almost 100% from the same period in 2003. For the nine month period, the provision for loan losses was $2.0 million, up $985 thousand or over 100% from the same period in 2003. The increases are directly attributed to the aforementioned higher rates of loan growth for each period, particularly commercial real estate growth in our new markets of Charlottesville and Lynchburg. Nonperforming assets and net charge-offs were at improved levels, with non-performing assets as a percentage of total assets of .28% at September 30, 2004, compared to .55% at September 30, 2003. Net charge-offs for the third quarter were $135 thousand, compared to net charge-offs of $9 thousand for the same period in 2003. Net charge-offs as a percentage of average loans were .01% for the third quarter and .04% for the nine month period, compared to .01% and .06% for the same periods in 2003. At September 30, 2004, the allowance for loan losses as a percentage of non-performing assets was 278.4%, while the allowance as a percentage of total loans amounted to 1.09%, up slightly from 1.06% at December 31, 2003.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	Sept. 30, 2004	December 31, 2003	Sept. 30, 2003
Non accrual loans	$2,116	$2,677	$1,824
Troubled debt restructurings	1,937	4,525	4,572
Other real estate owned	5	454	1,233
Loans past due as to principal or interest for 90 days or more accruing interest	1	25	11

Total nonperforming assets	$4,059	$7,681	$7,083

Nonperforming assets to total assets	.28%	.55%	.55%

Nonperforming assets to loans and other property	.39%	.83%	.88%

Allowance for loan losses as a percentage of loans receivable	1.09%	1.06%	1.12%

Allowance for loan losses as a percentage of nonperforming assets	278.39%	126.85%	126.60%

Net charge-offs as a percentage of average loans receivable	.04%	.09%	.06%

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the nine months ended September 30, 2004, the Company retained $7.0 million, or 62.7% of its net income. Stockholders’ equity increased by $5.8 million, reflecting the earnings retention and a decrease of $1.3 million in accumulated comprehensive income net of tax, which relates primarily to a universal decline in bond market valuations, resulting in a decrease in unrealized gains on securities available-for-sale during the period.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2004 that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of September 30, 2004 (000 omitted):

Tier 1 capital	$123,113
Tier 2 capital	11,366
Total risk-based capital	134,479
Total risk-weighted assets	1,083,706
Average adjusted total assets	1,403,868
Capital ratios:
Tier 1 risk-based capital ratio	11.36%
Total risk-based capital ratio	12.41%
Leverage ratio (Tier 1 capital to average adjusted total assets)	8.77%
Equity to assets ratio	8.73%
Tangible equity to assets ratio	7.36%

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

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the organization to disclose material information otherwise required to be set forth in our period reports.

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM	6. EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2002.

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 30, 2002.

Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form S-4 Amendment No. 3 filed on December 3, 2001 (File No. 333-69216).

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O.R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 5, 2004

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 5, 2004