Form 10-K
period 2004-12-31
VIRGINIA FINANCIAL GROUP INC
filed 2005-03-15
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-22283

VIRGINIA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1829288
State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification Number)

102 S. Main Street, Culpeper, Virginia	22701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (540) 829-1603

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
None	None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, $5.00 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004 was $245,960,324 which is the last business day of the registrant’s most recently completed second quarter.

As of March 1, 2005, there were 7,163,734 shares of common stock, $5.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting and definitive Proxy Statement dated March 16, 2005 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

GENERAL

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia with total assets of approximately $1.4 billion. VFG’s trust affiliate, Virginia Commonwealth Trust Company, manages fee and commission based assets of approximately $515 million. Affiliates of the Corporation include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg, Virginia Commonwealth Trust Company - in Culpeper and VFG Limited Liability Trust. The organization has a network of thirty-seven branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Corporation has offices in Culpeper, Fredericksburg, Harrisonburg and Staunton. During 2003, VFG opened loan production offices in the Cities of Charlottesville and Lynchburg.

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust affiliate provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Utilizing a “super-community” banking strategy, each affiliate is run autonomously, with the holding company providing common services such as corporate finance, marketing, human resources, compliance, audit and loan review.

EMPLOYEES

At December 31, 2004, VFG had 512 full time equivalent employees. No employees are represented by any collective bargaining unit. VFG considers relations with its employees to be good.

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

VFG’s deposit market share at June 30, 2004 represented 1% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

The competition in the industry has also increased as a result of the passage of the Gramm-Leach-Bliley Act of 1999 (the “Act”), which drew new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes Community Reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

The Act created a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.

No material part of the business of the affiliate banks is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the banks. Management is not aware of any indications that the business of the banks or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

VFG is registered as a bank holding company under the Federal Bank Holding Corporation Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and State Corporation Commission (“SCC”). As a bank holding company, VFG is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Corporation Act. The Federal Reserve Board and SCC also may conduct examinations of VFG and/or its affiliates.

A bank holding company must satisfy special criteria to qualify for the expanded powers authorized by the Act, including the maintenance of a well-capitalized and well-managed status for all affiliate banks and a satisfactory community reinvestment rating.

Capital Requirements

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Corporation and its affiliate banks meet all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Corporation as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Corporation must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the institution’s category.

Dividends

VFG is a separate operating entity from its affiliates, and thus has liquidity needs that are funded primarily from the revenues of its affiliates. The parent Corporation’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent Corporation is the management fees and dividends it receives from its banking and trust affiliates. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined. During 2004, the banking affiliates and the non-bank subsidiary paid $7.5 in management fees to the Corporation, and no dividends were paid to VFG. As of December 31, 2004, the aggregate amount of additional unrestricted funds, which could be transferred from the banking affiliates to VFG without prior regulatory approval totaled $21.3 million or 16.8% of the consolidated net assets.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July, 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for the Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. Certifications of the Chief Executive Officer and Chief Financial Officer can be found in the “Exhibits” section of this document. Management’s “Statement of Management’s Responsibility” can be found in Item 8 of this report.

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

USA Patriot Act. VFG’s affiliate banks are subject to the requirements of the USA Patriot Act, which provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities. Two of the Corporation’s banking affiliates are currently in a supervisory agreement related to the Act compliance issued in February 2004. The Corporation believes it is compliance with both the requirements of the Act and the supervisory agreements.

Insurance of Accounts. VFG’s affiliate banks have deposits which are insured by the Federal Deposit Insurance Corporation (FDIC), and the banks are subject to insurance premium assessments by the FDIC. The actual assessment is to be paid by each member bank based on a risk assessment by the FDIC. Each bank pays a base assessment, and may also be assigned a risk premium component. Among other factors, the FDIC uses capitalization levels to determine the proper risk classification and premium component. Each of VFG’s affiliate banks paid only the base assessment premium in 2004.

Community Reinvestment Act. VFG’s affiliate banks are subject to the requirements of the Community Reinvestment Act (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the needs of the local communities, including low and moderate income neighborhoods. Each bank’s efforts in meeting such goals are evaluated by regulatory agencies as defined above based on twelve assessment factors. Restrictions on operating activities may be imposed if unsatisfactory ratings are assessed. The Corporation believes it is currently in compliance with CRA.

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

ACCESS TO FILINGS

The Corporation’s Annual Report on Form 10-K and filings on Form 10-Q and 8-K, and any amendments are available at www.vfgi.net. A copy of the Corporation’s filings will be sent, without charge, to any shareholder upon written request to: Lee M. Kerns, Administrative Assistant, at 102 South Main Street, P. O. Box 71, Culpeper, Virginia 22701.

Item 2. PROPERTIES

VFG and its affiliates own or lease buildings that are used in the normal course of business. The Corporation’s headquarters is located at 102 S. Main Street in Culpeper, Virginia. The Corporation’s affiliate banks own or lease thirty-seven branch locations and two loan production offices in Virginia. Additional information regarding lease commitments can be found in Note 17 of the 2004 Consolidated Financial Statements.

All of the Corporation’s properties are in good operating condition and are adequate for the Corporation’s present needs.

Item 3. LEGAL PROCEEDINGS

VFG is party to various legal proceedings originating from the ordinary course of business. Management and counsel are of the opinion that settlement of these items will not have a material effect on the financial position of the Corporation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Corporation are appointed each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings as appropriate. Each of the executive officers has been employed by the Corporation in the position or positions indicated in the list and pertinent notes below. Messrs. Barham and Farrar have been employed by the Company as executive officers for more than five years.

Name	Age	Current Position
O.R. Barham, Jr.	54	Mr. Barham has been President and Chief Executive Officer of the Corporation since January 18, 2002. Mr. Barham served as a director of the Corporation since 1996. Prior to January 18, 2002, he served as President and Chief Executive Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation.

Jeffrey W. Farrar	44	Mr. Farrar is Executive Vice President and Chief Financial Officer of the Corporation since January 18, 2002. Mr. Farrar served as Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation, since 1996.

Litz Van Dyke	41	Mr. Van Dyke is Executive Vice President and Chief Operating Officer of the Corporation. Mr. Van Dyke joined the Corporation in September 2004, and previously served in a similar capacity for FNB Corporation of Christiansburg, Virginia.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s stock trades on the NASDAQ National Market, and currently trades under the trading symbol VFGI. As of March 1, 2005, there were approximately 4,600 shareholders of record. There were not repurchases of stock conducted during 2004. Listed below are the high and low prices for the common stock, as reported by NASDAQ, and dividends paid for the last eight quarters ended December 31, 2004.

	Sales Price				Dividends Per Share
	2004		2003		2004	2003
	High	Low	High	Low
1st Quarter	$37.18	$33.52	$30.34	$26.35	$0.19	$0.18
2nd Quarter	35.90	28.82	31.86	26.70	0.19	0.19
3rd Quarter	34.75	30.10	33.99	27.97	0.20	0.19
4th Quarter	37.82	31.68	38.50	30.10	0.20	0.19

Item 6. SELECTED FINANCIAL DATA

The following is selected financial data for the Corporation for the last five years.

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Statement of Operations Data:
Interest Income	$70,402	$62,827	$63,723	$69,132	$68,404
Interest Expense	19,628	19,357	23,101	32,155	32,110
Net Interest Income	50,774	43,470	40,622	36,977	36,294
Provision for Loan Losses	2,534	1,290	1,602	1,378	1,366
Total Noninterest Income	14,544	15,227	12,721	10,677	8,258
Total Noninterest Expense	41,016	38,866	35,030	32,081	27,785
Net Income	15,203	13,492	12,335	9,881	11,114

Performance Ratios:
Return on Average Assets	1.07%	1.13%	1.15%	1.00%	1.21%
Return on Average Equity	12.40%	11.47%	11.09%	9.48%	11.29%
Net Interest Margin	4.04%	4.15%	4.29%	4.23%	4.39%
Efficiency Ratio (1)	61.03%	63.55%	62.07%	61.87%	61.40%

Per Share Data:
Net Income - Basic	$2.12	$1.89	$1.70	$1.35	$1.51
Net Income - Diluted	2.11	1.88	1.69	1.35	1.51
Cash Dividends	0.78	0.75	0.72	0.68	0.68
Book Value	$17.75	$16.75	$15.94	$14.64	13.80
Market Price Per Share	$36.66	$35.52	$29.80	$22.25	$21.58
Cash Dividend Payout Ratio	36.76%	39.81%	42.65%	55.20%	43.68%

Balance Sheet Data:
Assets	$1,449,608	$1,387,211	$1,114,905	$1,040,704	$959,023
Loans	1,061,575	922,689	700,979	666,682	633,828
Securities	292,158	364,298	299,262	267,496	241,847
Deposits	1,257,164	1,210,774	959,822	897,459	815,137
Stockholders’ Equity	127,089	119,830	114,371	106,707	100,886

Asset Quality Ratios:
Total allowance for loan losses	1.10%	1.06%	1.31%	1.24%	1.16%
to total loans outstanding
Non-performing assets to year-end loans and other property owned	0.38%	0.80%	1.15%	0.76%	0.45%

1)	Efficiency ratio is computed by dividing non-interest expense, net of expenses associated with other real estate owned and non-recurring merger and integration expenses, by the sum of net interest income and non-interest income on a tax-equivalent basis..

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

EXECUTIVE OVERVIEW

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia. VFG’s trust affiliate, Virginia Commonwealth Trust Company, is currently one of the largest independent trust companies headquartered in the Commonwealth of Virginia. Affiliates of VFG include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg, Virginia Commonwealth Trust Company - in Culpeper and VFG Limited Liability Trust. The organization has a network of thirty-seven branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Charlottesville, Fredericksburg, Harrisonburg and Staunton.

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust affiliate provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Each affiliate is run autonomously, with the holding company providing common services such as corporate finance, marketing, human resources, compliance, audit and loan review.

VFG’s earnings per diluted share grew 12.2% in 2004 versus 2003. Net revenue was $65.3 million for the year ended December 31, 2004 as compared to $58.7 in 2003. VFG earned $15.2 million or $2.11 per diluted share, an increase of 12.7% over 2003 earnings of $13.5 million or $1.88 per diluted share. VFG generated approximately $21.0 million in cash flow from operating activities in 2004. It paid dividends to stockholders of $5.6 million and invested $3.6 million in capital expenditures and borrowed approximately $25.6 million in long term debt.

Improvements in asset mix fueled by strong loan growth and continuing improvement in overall efficiency were primary factors. While the historically low rate environment continued to apply pressure on financial service companies like VFG, the Federal Reserve Board’s raising of short term target rates in the second half of 2004 did provide some relief and slight improvement in net interest margin. Non-interest income growth in our retail banking segments substantially offset reductions in revenue associated with mortgage activity.

VFG’s focus for 2005 will be to continue its focus on quality improvement, strengthen its management depth, and expand its market presence. The Corporation anticipates that its supervisory agreement related to Bank Secrecy Act (BSA) compliance will be resolved in the first half of 2005, and has plans underway to immediately open several branches thereafter, including Charlottesville and Lynchburg, the locations of two highly successful loan production offices that are ready to support a retail branch network. Other initiatives include the roll out of a new customer relationship management system and a state-of-the art monitoring system for BSA compliance.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, Management’s Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. When we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. The Corporation wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Corporation’s actual results, causing actual results to differ materially from those in any forward looking statement. These factors include: (i) expected cost savings from the Corporation’s acquisitions and dispositions, (ii) competitive pressure in the banking industry or in the Corporation’s markets may increase significantly, (iii) changes in the interest rate environment may reduce margins, (iv) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (v) changes may occur in banking legislation and regulation, or the Corporation may not be released from its supervisory agreement with the Federal Reserve related to Bank Secrecy Compliance within anticipated timeframes, (vi) changes may occur in general business conditions and (vii) changes may occur in the securities markets.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing non-interest expense excluding expenses on other real estate owned and non-operating charges incurred in 2003 and 2002 by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The VFG’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Banks calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have an eight point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

Goodwill

The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. The Corporation performed an annual test of goodwill impairment on September 30, 2004. Based on the results of these tests, the Corporation concluded that there was no impairment and no write-downs were recorded. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of VFG’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest bearing liabilities deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.

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

2004 Compared to 2003

Tax equivalent net interest income in 2004 was $52.6 million, an increase of $6.9 million or 15.1% compared to $45.7 million in 2003. VFG was able to increase its net interest income in 2004 versus 2003 primarily due to an increase in average earning assets of $199.8 million or 18.1% to $1.301 billion. The increase in average earning assets was a result of a $221.6 million increase in the average balance of loans receivable. The increase in average loans was a result of organic loan growth and the Corporation’s purchase of $78.9 million in loans in connection with the acquisition of eight branches from First Virginia in September, 2003.

The average interest rate spread was 3.71% in 2004, down slightly from 3.72% in 2003. The net interest margin was 4.04% in 2004, down from 4.15% in 2003. The decrease in the Corporation’s net interest margin was a result of several factors, including a decrease in the yield on average earning assets to 5.55% from 5.90% in 2003. The historically low rate environment coupled with an increased allocation to prime based lending were contributing factors. In addition, proceeds from higher yielding bonds in the securities portfolio were needed to fund some of the loan growth experienced, thus securities provided less spread than if such loans had been funded with lower cost deposits. Interest expense as a percentage of average earning assets decreased to 1.51% from 1.76% in 2003, but this decrease was less than the contraction of yield on assets noted above, thus resulting in the decrease in net interest margin.

2003 Compared to 2002

Tax equivalent net interest income in 2003 was $45.7 million compared to $42.7 million in 2002. VFG was able to increase its net interest income in 2003 versus 2002 primarily due to an increase in average earning assets. Average earning assets increased $106.5 million to $1.102 billion at December 31, 2003, an increase of 10.7% over $995.1 million in 2002. The increase in average earning assets can be attributed to loan and securities growth from two new loan production offices, the purchase of eight First Virginia branches and organic growth for the period. The average interest rate spread was 3.72% in 2003, up slightly from 3.71% in 2002. The net interest margin was 4.15% in 2003, down from 4.29% in 2002.

Several factors influenced this change in 2003 as compared to 2002. First, VFG maintained a slightly asset sensitive interest rate risk position during 2003, when short term rates continued to drift to historical lows, causing interest earning assets to reprice quicker than interest bearing liabilities, as a greater portion of such assets are variable rate and immediately reprice when rates fall. Secondly, the short term investment yield on the $98 million in cash received in connection with the First Virginia branch acquisition, coupled with the sudden increase in average earning assets in connection with that branch acquisition, placed some additional short term pressure on the margin.

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2004, 2003 and 2002.

	2004			2003			2002
Dollars in thousands	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS
Loans receivable, net (1) (2)	$991,911	$58,463	5.89%	$770,280	$50,152	6.51%	$675,416	$50,340	7.45%
Investment securities
Taxable	233,429	9,160	3.92%	237,025	9,263	3.91%	213,592	9,680	4.53%
Tax exempt (2)	66,610	4,403	6.61%	77,312	5,419	7.01%	76,501	5,307	6.94%

Total investments	300,039	13,563	4.52%	314,337	14,682	4.67%	290,093	14,987	5.17%

Interest bearing deposits	416	4	0.96%	398	4	1.01%	399	7	1.75%
Federal funds sold	9,044	152	1.68%	16,632	188	1.13%	29,193	468	1.60%

Total earning assets	1,301,410	72,182	5.55%	1,101,647	65,026	5.90%	995,101	65,802	6.61%
Allowance for loan losses	(10,776)			(9,406)			(8,799)
Total nonearning assets	132,570			104,632			82,777

Total assets	$1,423,204			$1,196,873			$1,069,079

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$195,131	$950	0.49%	$143,875	$1,078	0.75%	$119,041	$1,196	1.00%
Money market	176,386	1,649	0.94%	164,555	1,867	1.13%	137,401	2,368	1.72%
Savings	140,925	948	0.67%	117,814	1,087	0.92%	102,220	1,533	1.50%
Time deposits:
Less than $100,000	370,746	10,233	2.76%	331,936	10,774	3.25%	322,346	13,273	4.12%
$100,000 and more	121,135	4,079	3.37%	93,913	3,628	3.86%	85,695	3,646	4.25%

Total interest-bearing deposits	1,004,323	17,859	1.78%	852,093	18,434	2.16%	766,703	22,016	2.87%
Federal funds purchased & repurchase agreements	23,801	238	1.00%	22,280	189	0.85%	18,077	266	1.47%
Trust Preferred Securities	16,281	683	4.20%	—	—	0.00%	—	—	0.00%
Other borrowings	10,277	143	1.39%	1,995	40	2.01%	804	8	1.00%
Federal Home Loan Bank advances	12,960	705	5.44%	10,355	694	6.70%	12,332	811	6.58%

Total interest-bearing liabilities	1,067,642	19,628	1.84%	886,723	19,357	2.18%	797,916	23,101	2.90%
Demand deposits	224,877			184,507			155,061
Other liabilities	8,035			8,063			4,847

Total liabilities	1,300,554			1,079,293			957,824
Stockholders’ equity	122,650			117,580			111,255

Total liabilities and stockholders’ equity	$1,423,204			$1,196,873			$1,069,079

Net interest income (tax equivalent)		$52,554			$45,669			$42,701

Average interest rate spread			3.71%			3.72%			3.71%
Interest expense as a percent of average earning assets			1.51%			1.76%			2.32%
Net interest margin			4.04%			4.15%			4.29%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

The next table analyzes the changes in net interest income for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

	Years Ended December 31,
	2004 vs. 2003 Increase (Decrease) Due to changes in:			2003 vs. 2002 Increase (Decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans	$13,428	$(5,117)	8,311	$6,583	$(6,771)	$(188)
Securities, taxable	(127)	24	(103)	988	(1,405)	(417)
Securities, tax-exempt	(719)	(297)	(1,016)	58	54	112
Interest-bearing bank deposits	—	—	—	(7)	4	(3)
Federal funds sold	(105)	69	(36)	(167)	(113)	(280)

Total Interest Income	$12,477	$(5,321)	$7,156	$7,455	$(8,231)	$(776)

Interest Expense:

Time and savings deposits:
Interest checking	$312	$(440)	(128)	$213	$(331)	$(118)
Money market	110	(328)	(218)	396	(896)	(500)
Savings	189	(328)	(139)	212	(658)	(446)
Time deposits
Less than $100,000	1,193	(1,734)	(541)	379	(2,878)	(2,499)
$100,000 and more	952	(501)	451	331	(350)	(19)

Total time and savings deposits	2,756	(3,331)	(575)	1,531	(5,113)	(3,582)

Federal funds and repurchase agreements	14	35	49	52	(129)	(77)
Trust Preferred	683	—	683	—	—	—
Federal Home Loan Bank advances	156	(145)	11	(132)	15	(117)
Other short term borrowings	119	(16)	103	19	13	32

Total Interest Expense	$3,728	$(3,457)	$271	$1,470	$(5,214)	$(3,744)

Net Interest Income	$8,749	$(1,864)	$6,885	$5,985	$(3,017)	$2,968

NON-INTEREST INCOME

2004 Compared to 2003

Non-interest income decreased to $14.5 million in 2004, a decrease of $683 thousand or 4.5% compared to 2003. Retail banking fees increased to $7.5 million, an increase of $1.8 million or 30.3% from 2003. Increased fees associated with deposit growth and improved fee structure associated with new products accounted for this increase.

Gain on sale of mortgage loans from mortgage banking activities decreased to $2.5 million, a decrease of $1.7 million or 41.2%. Mortgage banking income began to see contraction as mortgage rates moved up and refinance activity down during the second half of 2004. VFG originated $148.2 million and sold $150.1 million of secondary mortgage loans during 2004, compared to $233.6 million originated and $249.8 million sold in 2003.

Commissions and fees from fiduciary activities associated with our trust and wealth management activities were essentially flat at $2.8 million for both 2004 and 2003. At December 31, 2004, VFG’s trust affiliate had assets under management and brokerage assets of $515 million. Investment fee income associated with brokerage services, which function as a division of the trust operations, experienced an increase in fees to $663 thousand in 2004, an increase of $81 thousand or 13.9% over 2003.

Other operating income decreased to $1.1 million in 2004, a decrease of $214 thousand or 16.3% compared to 2003. The decrease in 2004 is attributable to a reduction in associated fees from insurance income, cash management services and fees from non-customer ATM charges.

2003 Compared to 2002

Non-interest income increased to $15.2 million in 2003, an increase of $2.5 million or 19.7% compared to 2002. Retail banking fees increased to $5.8 million, an increase of $1.5 million or 34.2% from 2002. Increased fees associated with deposit growth and improved fee structure associated with new products accounted for this increase.

Gain on sale of mortgage loans from mortgage banking activities increased to $4.2 million, an increase of $1.0 million or 32.7%. Mortgage banking income was favorably influenced by refinance activity consistent with trends in the mortgage industry. VFG originated $233.6 million and sold $249.8 million of secondary mortgage loans during 2003, compared to $166.0 million originated and $169.3 million sold in 2002.

Commissions and fees from fiduciary activities associated with our trust and wealth management activities decreased to $2.8 million for 2003, a decrease of $186 thousand or 6.2% from 2002. While market valuations improved in 2003 versus 2002, this improvement was offset by a decrease in assets under management. At December 31, 2003, VFG’s trust affiliate had assets under management and brokerage assets of $490.3 million. Investment fee income associated with brokerage services, which function as a division of the trust operations, experienced an increase in fees to $582 thousand in 2003, an increase of $129 thousand or 28.5% over 2002.

Other operating income decreased to $1.3 million in 2003, a decrease of $208 thousand or 13.6% compared to 2002. The decrease in 2003 was attributable to a reduction in associated fees from insurance income, cash management services and fees from non-customer ATM charges.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense and the variance or percentage change:

	2004 vs. 2003			2003 vs. 2002
In thousands)	2004	2003	%	2003	2002	%
Compensation and employee benefits	$22,669	$21,742	4.3%	$21,742	$19,934	9.1%
Net occupancy	2,721	2,318	17.4%	2,318	1,939	19.5%
Supplies and equipment	4,333	4,229	2.5%	4,229	3,457	22.3%
Data processing	1,464	1,146	27.7%	1,146	959	19.5%
Professional Fees	922	961	-4.1%	961	620	55.0%
Telecommunications	1,055	858	23.0%	858	584	46.9%
Other	7,852	7,612	3.2%	7,612	7,537	1.0%

	$41,016	$38,866	5.5%	$38,866	$35,030	11.0%

Non-interest expenses increased to $41.0 million in 2004, an increase of $2.2 million or 5.5% over 2003. This increase was mainly attributable to the following factors:

•	Compensation and benefits associated with a full year of overhead from two new loan production offices and eight branches purchased from First Virginia beginning with the fourth quarter of 2003.

•	A decrease in employee benefit costs, particularly health and welfare plans.

•	A decrease in commission based compensation and benefits associated with secondary market mortgage activity.

•	A full year of occupancy costs associated with the new loan production offices and new branch.

•	Amortization of core deposit intangibles associated with the First Virginia branch acquisition.

•	Increase in bank franchise taxes, marketing and advertising, and postage, all of which experienced increases year to year due primarily to the growth of VFG.

Non-interest expenses increased to $38.9 million in 2003, an increase of $3.8 million or 11.0% over 2002 associated primarily with increases in compensation and benefits. This increase was mainly attributable to the following factors:

•	Compensation and benefits associated with two loan production offices that opened mid-year, and eight branches purchased from First Virginia beginning in the fourth quarter of 2003.

•	Increases in employee benefit costs, particularly pension and health and welfare plans, consistent with the increase in health care cost trends nationwide.

•	Commission based compensation and benefits associated with secondary market mortgage activity.

•	Occupancy costs associated with the aforementioned new offices.

•	Amortization and depreciation associated with system upgrades in 2002 and new office up-fit.

•	Increase in bank franchise taxes, marketing and advertising, and postage, all of which experienced increases year to year due primarily to the growth of VFG.

Included in other expenses are merger and integration expenses for 2003 which were directly associated with transaction costs associated with the purchase of the eight branches from First Virginia. Included in 2002 expenses were integration expenses of $548 thousand consisting of costs associated with professional fees, termination fees related to service contracts and asset write-offs related to conversion of the banking affiliates into a common core processing system.

INCOME TAXES

For the year ended December 31, 2004, income taxes were $6.6 million, resulting in an effective tax rate of 30.2% compared to $5.0 million or 27.2% in 2003 and $4.4 million or 26.2% in 2002. The increase in the effective tax rate for 2004 as compared to 2003 and 2002 can be attributed to less tax-exempt interest income in each successive year combined with the Corporation’s movement to a full statutory rate of 35%.

ASSET QUALITY

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb losses on existing loans in the portfolio that may become uncollectible. The following table represents VFG’s activity in its allowance for loan losses:

	December 31,
(In thousands)	2004	2003	2002	2001	2000
Allowance for loan losses, January 1	$9,743	$9,180	$8,266	$7,383	$6,550
Loans Charged Off
Real estate - construction	48	—	6	—	—
Real estate - mortgage	82	180	200	414	95
Non-farm, Non-residential	30	—	—	—	—
Commercial, financial and agricultural	124	191	330	143	55
Consumer loans	518	585	427	546	565
All other loans	—	—	—	—	—

Total Loans Charged Off	802	956	963	1,103	715

Recoveries
Real estate - construction	—	—	—	—	—
Real estate - mortgage	4	1	89	13	44
Commercial, financial and agricultural	83	11	14	350	25
Consumer loans	144	217	172	245	113
All other loans	—	—	—	—	—

Total Recoveries	231	229	275	608	182

Net Charge-offs	571	727	688	495	533
Provision for Loan Losses	2,534	1,290	1,602	1,378	1,366

Allowance for loan losses, December 31	$11,706	$9,743	$9,180	$8,266	$7,383

Ratio of allowance for loan losses to total loans outstanding at end of year	1.10%	1.06%	1.31%	1.24%	1.16%

Ratio of net charge offs (recoveries to average loans outstanding during the year	0.06%	0.09%	0.10%	0.08%	0.09%

The balance of the allowance for loan losses was $11.7 million as of December 31, 2004, compared to $9.7 million in 2003 and $9.1 million in 2002. The reserve for loan losses was 1.10% of outstanding loans as of December 31, 2004, 1.06% as of December 31, 2003 and 1.31% as of December 31, 2002. The decrease in the allowance as a percentage of loans during 2004 and 2003 is attributable to declining average historical losses experience, coupled with improvement noted in nonperforming assets and general economic conditions. The increase in 2004 from 2003 was attributable to additional risk associated with an increasing commercial real estate portfolio.

Net charge-offs were $571 thousand during 2004, compared to $727 thousand during 2003 and $688 thousand during 2002. The percentage of net charge-offs to average loans was 0.06% for 2004, 0.09% for 2003 and 0.10% for 2002, reflecting a constant level of charge-off experience.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31,
(In thousands)	2004	2003	2002	2001	2000
Allocation of allowance for possible loan losses, end of year
Real estate - construction	$684	$567	$319	$415	$454
Real estate - mortgage	7,702	5,425	4,759	2,050	1,745
Commercial, financial and agricultural	982	408	2,603	2,592	1,869
Consumer Loans	839	639	710	2,004	1,558
All Other Loans	51	50	47	65	—
Unallocated	1,448	2,654	742	1,140	1,757

Total allowance for loan losses	$11,706	$9,743	$9,180	$8,266	$7,383

Ratio of loans to total year-end loans
Real estate - construction	11.02%	10.22%	8.13%	9.27%	7.98%
Real estate - mortgage	76.45%	75.85%	73.61%	68.73%	68.41%
Commercial, financial and agricultural	8.03%	8.00%	9.14%	11.64%	11.14%
Consumer Loans	4.18%	5.21%	7.80%	9.01%	11.05%
All Other Loans	0.32%	0.72%	1.32%	1.35%	1.42%

	100.00%	100.00%	100.00%	100.00%	100.00%

The largest allowance allocation is to the real estate-mortgage loan portfolio, which represents approximately 55.7% of the allowance balance at December 31, 2004. The increase in 2004 was primarily the result of commercial real estate loan growth, which normally carries a higher risk rating and allowance allocation than 1-4 family mortgages. The real estate – mortgage category represented 76.4% of total loans outstanding at year end, of which approximately 55% represented a non-homogeneous portfolio consisting of loans collateralized by commercial real estate. During 2004, VFG eliminated the allocation of allowances to off balance sheet items, and has combined prior period allocations with the unallocated component.

The following table presents information concerning the aggregate amount of nonperforming assets:

	December 31,
(In thousands)	2004	2003	2002	2001	2000
Non-accrual loans	$2,552	$2,677	$940	$3,185	$1,873
Troubled debt restructurings	1,451	4,525	6,547	1,307	—
Other property owned	5	136	577	547	1,009

Total non-performing assets	$4,008	$7,338	$8,064	$5,039	$2,882

Loans past due 90 days accruing interest	$—	$25	$104	$121	$936

Non-performing assets to total assets	0.28%	0.53%	0.72%	0.48%	0.30%

Non-performing assets to year-end loans and other property owned	0.38%	0.80%	1.15%	0.75%	0.45%

Non-performing assets consist of VFG’s non-accrual loans, troubled-debt restructurings, and real estate owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans which are carried on non-accrual status, interest is recognized on a cash basis. At December 31, 2004, total non-performing assets totaled $4.0 million, a decrease of $3.3 million from 2003. For 2003, total nonperforming assets were $7.3 million, a decrease of $726 thousand from 2002. The decrease in 2004 is attributed to a reduction in restructured loans of $3.1 million. The decrease in 2003 as compared to 2002 was due to a decrease in restructured loans of $2.0 million and a decrease in other real estate owned of $441 thousand. All remaining restructured loans are performing as agreed and, in the opinion of management, are adequately reserved. Non-accrual loans consist of predominately all single-family mortgage loans that are well collateralized.

FINANCIAL CONDITION

Securities

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2004 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. VFG attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

(Dollars in thousands)	Book Value	Market Value	Weighted Average Maturity		Weighted Average TE Yield
US Treasury Securities
Within one year	$4,529	$4,618	0.88	years	2.11%
After one year to five years	2,490	2,578	1.13	years	6.00%

Total	7,019	7,196	0.96	years	3.49%

Federal Agencies
Within one year	$56,637	$56,743	0.21	years	2.49%
After one year to five years	60,642	60,195	2.53	years	3.13%

Total	117,279	116,938	1.41	years	2.82%

Collateralized Mortgage Obligations
After one year to five years	$2,635	$2,666	3.54	years	6.16%
After ten years	1,798	1,793	25.30	years	4.00%

Total	4,433	4,459	12.37	years	5.28%

Mortgage Backed Securities
After one year to five years	$5,222	$5,271	2.73	years	4.69%
After five years to ten years	61,317	60,846	7.82	years	4.03%
After ten years	2,645	2,763	17.02	years	6.16%

Total	69,184	68,880	7.78	years	4.16%

State and Municipals
Within one year	$3,890	$3,929	0.45	years	6.15%
After one year to five years	27,536	28,571	3.48	years	5.63%
After five years to ten years	36,488	38,126	6.78	years	6.42%
After ten years	6,838	7,377	13.47	years	7.34%

Total	74,752	78,003	5.85	years	5.69%

Corporate Bonds
Within one year	$3,005	$3,027	0.44	years	5.23%
After one year to five years	6,047	6,290	2.26	years	5.69%

Total	9,052	9,317	1.66	years	5.53%

Total Fixed Income Securities
Within one year	$68,061	$68,317	0.27	years	2.65%
After one year to five years	104,572	105,571	2.59	years	3.83%
After five years to ten years	97,805	98,972	7.42	years	4.92%
After ten years	11,281	11,933	15.78	years	5.88%

Total	281,719	284,793	4.24	years	4.01%
Equity Securities	1,270	1,565
Restricted Stock	5,406	5,406
Other Securities	732	732

Total Securities	$289,127	$292,496

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U. S. Treasury and U. S. Government agencies, exceeds 10% of stockholders equity.

Loan Portfolio

At December 31, 2004, loans, net of unearned income and the allowance for loan losses, totaled $1.050 billion, an increase of $136.9 million or 15.0% from $912.9 million in 2003. The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, experienced strong growth during the period. This portfolio amounted to $507.7 million at December 31, 2004 and now represents 47.8% of the total portfolio. At December 31, 2004, off balance sheet unused loan commitments and standby letters of credit amounted to $378.3 million, compared to $313.9 million at December 31, 2003. These commitments may be secured or unsecured. On December 31, 2004, VFG had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

	December 31,
(In thousands)	2004	2003	2002	2001	2000
Real estate - construction	$116,888	$94,372	$57,032	$61,899	$50,654
Real estate - mortgage	811,197	698,107	516,512	458,795	434,258
Commercial, financial and agricultural	85,256	76,075	64,146	77,672	70,709
Consumer loans	44,379	50,163	54,738	60,180	70,128
All other loans	3,448	4,353	9,233	9,041	9,009

Total loans before deduction of unearned income	1,061,168	923,070	701,661	667,587	634,758
Less: Unearned Income	407	(381)	(682)	(905)	(930)

Total loans before allowance for loan losses	1,061,575	922,689	700,979	666,682	633,828
Less: allowance for loan losses	(11,706)	(9,743)	(9,180)	(8,266)	(7,383)

Net loans	$1,049,869	$912,946	$691,799	$658,416	$626,445

The following tables set forth the maturity of the loan portfolio as of December 31, 2004:

(In thousands)	One year or less	After one but less than five years	After five years	Total
Real estate - construction	$78,051	$28,787	$10,050	$116,888
Real estate - mortgage	227,111	365,770	218,316	811,197
Commercial, financial and agricultural	53,545	27,560	4,151	85,256
Consumer loans	8,830	33,011	2,538	44,379
All other loans	2,103	921	424	3,448

Total loans (1)	$369,640	$456,049	$235,479	$1,061,168

(1) Excluding loans held for sale and before deduction of unearned income.

For maturities over one year:
Fixed rates				$498,246
Variable rates				193,282

				$691,528

Deposits

Deposits at December 31, 2004 amounted to $1.257 billion, an increase of $46.4 million or 3.8% from $1.211 billion in 2003. The recent trend has been moderate internal growth in deposit funding, supplemented by non-retail funding and acquisitions. Demand and savings deposits increased by $31.0 million, while time deposits increased $15.4 million in 2004. For 2003, excluding the assumption of deposits from the branch acquisition, demand and savings deposits increased by $57.4 million, while time deposits decreased $7.9 million. The overall cost of deposit funds decreased to 1.78% in 2004, compared to 2.16% in 2003 and 2.87% in 2002.

The following table illustrates average outstanding deposits and rates paid:

	2004		2003		2002
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$224,877	—	$184,507	—	$155,061	—

Interest-bearing deposits:
Interest checking	195,131	0.49%	143,875	0.75%	119,041	1.01%
Money market	176,386	0.94%	164,555	1.13%	137,401	1.72%
Savings	140,925	0.67%	117,814	0.92%	102,220	1.50%
Time deposits:
Less than $100,000	370,746	2.76%	331,936	3.25%	322,346	4.12%
$100,000 and more	121,135	3.37%	93,913	3.86%	85,695	4.25%

Total interest-bearing deposits	1,004,323	1.78%	852,093	2.16%	766,703	2.87%

Total average deposits	$1,229,200		$1,036,600		$921,764

Maturities of time deposits of $100,000 and over.

(In thousands)
At December 31, 2004
Within three months	$11,779
Three to six months	13,672
Six to twelve months	25,423
Over twelve months	78,548

$129,422

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

The primary source of additional capital to VFG is earnings retention, which represents net income less dividends declared. During 2004 VFG retained $9.6 million, or 63.2% of its net income. Stockholders’ equity increased by $7.3 million, reflecting a decrease of $2.6 million in other comprehensive income, which relates primarily to a decrease in unrealized gains on securities available-for-sale during the period.

VFG and its banking affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on VFG and the affiliate banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, VFG and its banking affiliates must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require VFG and its banking affiliates to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2004, and 2003 that VFG and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized. “There are no conditions or events since the notification that management believes have changed the subsidiary banks’ category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and VFG’s overall financial condition. VFG’s primary source of liquidity is cash, securities in our available for sale portfolio, a $15 million line of credit with a correspondent bank and the trust preferred securities market. In addition, the Banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

The liquidity of the parent Corporation also represents an important aspect of liquidity management. The parent Corporation’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, audit and compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent Corporation are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. During 2004, the banking subsidiaries and the non-bank subsidiary paid $7.5 million in management fees and transferred no dividends to VFG. As of December 31, 2004, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the VFG without prior regulatory approval totaled $21.3 million or 16.8% of the consolidated net assets. The parent Corporation generated approximately $20.0 million in cash flow from financing activities (trust preferred issuance)in 2004. It paid dividends to stockholders of $5.6 million, invested $3.0 million in subsidiaries and utilized trust preferred proceeds to invest $6 million in securities and pay down $6.5 million in short term debt.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
(In thousands)	Total	One year or less	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$34,679	$4,060	$5,000	$—	$25,619
Operating Leases	3,330	475	689	342	1,824

Total	$38,009	$4,535	$5,689	$342	$27,443

In the judgment of management, VFG maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2004, we have not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. VFG does have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 19 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

This information is incorporated above by reference from Item 8, “Financial Statements and Supplemental Data” under the heading “Note 1 – Summary of Accounting Policies”.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. VFG’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, VFG derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc. ) at various terms and rates. This risk is further discussed below.

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate and bank subsidiaries asset/liability committees are responsible for these decisions. VFG primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, VFG does not use off-balance sheet instruments. The committees operate under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors.

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

The simulation analysis results are presented in the table below. These results, as of December 31, 2004, indicate that VFG would expect net interest income to increase over the next twelve months by 8.2% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 10.2% if rates shifted downward in the same manner. This profile reflects a moderate interest rate risk position and is well within the guidelines set by policy.

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

The net present value analysis results are presented in the table below. These results as of December 31, 2004 indicate that the net present value would decrease 3.3% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease 1.7% if rates shifted downward in the same manner. The risk position of VFG is within the guidelines set by policy.

1-Year Net Interest Income Simulation (000’s)
-200 bp shock	$(5,524)	-10.22%
+200 bp shock	$4,420	8.18%

Static Net Present Value Change
-200 bp shock	$(6,012)	-3.33%
+200 bp shock	$(3,105)	-1.72%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Virginia Financial Group, Inc. and Affiliates

Culpeper, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Virginia Financial Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virginia Financial Group, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Virginia Financial Group, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Virginia Financial Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Virginia Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 21, 2005

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

Dollars in Thousands

	2004	2003
Assets
Cash and due from banks	$37,532	$43,719
Federal funds sold	502	1,222
Interest-bearing deposits in banks	1,292	237
Securities (market value: 2004, $292,496; 2003, $364,926)	292,158	364,298
Loans held for sale	5,715	5,174
Loans, net of allowance for loan losses, 2004, $11,706; 2003, $9,743	1,049,869	912,946
Bank premises and equipment, net	27,858	27,311
Interest receivable	5,716	5,914
Core deposit intangibles, net	5,553	6,247
Goodwill	14,033	14,033
Other real estate owned	5	136
Other assets	9,375	5,974

Total assets	$1,449,608	$1,387,211

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing	$238,735	$216,560
Interest bearing	1,018,429	994,214

Total deposits	$1,257,164	$1,210,774
Federal funds purchased and securities sold under agreement to repurchase	21,155	33,155
Trust preferred capital notes	20,619	—
Short-term borrowings	815	6,526
Federal Home Loan Bank advances	14,060	9,140
Interest payable	2,120	2,223
Other liabilities	6,586	5,563
Commitments and contingent liabilities	—	—

Total liabilities	$1,322,519	$1,267,381

Stockholders’ Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	$—	$—
Common stock; $5 par value; 25,000,000 shares authorized; 2004: 7,161,499 shares issued and outstanding; 2003: 7,152,885 shares issued and outstanding;	35,807	35,764
Surplus	7,774	7,578
Retained earnings	81,869	72,255
Accumulated other comprehensive income, net	1,639	4,233

Total stockholders’ equity	$127,089	$119,830

Total liabilities and stockholders’ equity	$1,449,608	$1,387,211

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2004

(Dollars in Thousands, except per share data)

	2004	2003	2002
Interest Income
Interest and fees on loans	$58,232	$49,849	$50,085
Interest on deposits in other banks	4	59	7
Interest and dividends on securities:
Taxable	8,770	8,851	9,347
Tax-exempt	2,854	3,522	3,502
Dividends	390	358	314
Interest income on federal funds sold	152	188	468

Total interest income	$70,402	$62,827	$63,723

Interest Expense
Interest on deposits	$17,859	$18,434	$22,016
Interest on federal funds purchased and securities sold under agreements to repurchase	238	189	266
Interest on FHLB advances	705	694	811
Interest on trust preferred capital notes	683	—	—
Interest on short-term borrowings	143	40	8

Total interest expense	$19,628	$19,357	$23,101

Net interest income	$50,774	$43,470	$40,622
Provision for loan losses	2,534	1,290	1,602

Net interest income after provision for loan losses	$48,240	$42,180	$39,020

Noninterest Income
Retail banking fees	$7,522	$5,772	$4,300
Commissions and fees from fiduciary activities	2,804	2,802	2,988
Investment fee income	663	582	453
Other operating income	1,102	1,316	1,524
Gain on sale of fixed assets	6	96	11
Gain on sale of securities available for sale	3	441	231
Gain (loss) on sale of other real estate owned	(20)	26	55
Gain on sale of mortgage loans	2,464	4,192	3,159

Total noninterest income	$14,544	$15,227	$12,721

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (continued)

For the Three Years Ended December 31, 2004

(Dollars in Thousands, except per share data)

	2004	2003	2002
Noninterest Expense
Compensation and employee benefits	$22,669	$21,742	$19,934
Net occupancy expense	2,721	2,318	1,939
Supplies and equipment expenses	4,333	4,229	3,457
Data processing	1,464	1,146	959
Professional fees	922	961	620
Telecommunications	1,055	858	584
Other operating expense	7,852	7,612	7,537

Total noninterest expense	$41,016	$38,866	$35,030

Income before income taxes	$21,768	$18,541	$16,711
Provision for income taxes	6,565	5,049	4,376

Net income	$15,203	$13,492	$12,335

Earnings per share, basic	$2.12	$1.89	$1.70

Earnings per share, assuming dilution	$2.11	$1.88	$1.69

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2004

(Dollars in Thousands)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$15,203	$13,492	$12,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,066	2,887	2,462
Amortization of intangible assets	694	291	158
Provision for loan losses	2,534	1,290	1,602
Write-downs of other real estate	61	—	—
Deferred tax benefit	(918)	(449)	(584)
(Gain) loss on other real estate owned	20	(26)	(55)
Gain on sale of fixed assets	(6)	(96)	(11)
Gain on sale of securities available for sale	(3)	(441)	(231)
Gain on sale of mortgage loans	(2,464)	(4,201)	(3,159)
Proceeds from sale of mortgage loans	150,094	249,825	169,298
Origination of mortgage loans for sale	(148,171)	(233,570)	(165,983)
Amortization of security premiums and accretion of discounts, net	719	785	500
Changes in assets and liabilities:
Decrease (increase) in interest receivable	198	(296)	37
Decrease (increase) in other assets	217	(46)	467
(Decrease) increase in interest payable	(103)	294	(651)
(Decrease) increase in other liabilities	(198)	100	857

Net cash provided by operating activities	$20,943	$29,839	$17,042

Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities	—	$1,225	$750
Proceeds from maturities and principal payments of securities available for sale	86,361	209,676	86,813
Proceeds from sales and calls of securities available for sale	36,536	46,708	39,001
Purchases of securities available for sale	(54,954)	(326,403)	(151,546)
Net increase in loans	(139,468)	(143,946)	(35,676)
Proceeds from sale of fixed assets	9	290	65
Purchase of premises and equipment	(3,616)	(3,856)	(4,248)
Proceeds from sale of other real estate	906	993	774
Additions to other real estate	(1,245)	(239)	(375)
(Increase) decrease in cash surrender value of life insurance	9	59	(68)
Acquisition of branches, net of cash acquired	—	99,547	—

Net cash used in investing activities	$(75,462)	$(115,946)	$(64,510)

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the Three Years Ended December 31, 2004

(Dollars in Thousands)

	2004	2003	2002
Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$31,005	$57,355	$74,317
Net increase (decrease) in certificates of deposit	15,385	(7,866)	(11,954)
Net increase (decrease) in federal funds purchased sold under agreement to repurchase	(12,000)	14,000	2,225
Net (decrease) increase in short-term borrowings	(5,711)	5,486	(12)
Issuance of trust preferred capital notes	20,619	—	—
Proceeds from Federal Home Loan Bank advances	5,000	—	—
Principal payments on Federal Home Loan Bank advances	(80)	(3,080)	(80)
Acquisition of common stock	—	(818)	(4,033)
Proceeds from exercise of stock options	38	32	130
Cash paid in lieu of fractional shares	—	—	(22)
Cash dividends paid	(5,589)	(5,371)	(5,261)

Net cash provided by financing activities	$48,667	$59,738	$55,310

Increase (decrease) in cash and cash equivalents	$(5,852)	$(26,369)	$7,842
Cash and Cash Equivalents
Beginning	45,178	71,547	63,705

Ending	$39,326	$45,178	$71,547

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$19,731	$19,062	$23,752

Income taxes	$7,525	$5,414	$5,075

Supplemental Schedule of Noncash Activities
Other real estate acquired in settlement of loans	$39	$288	$691

Unrealized (loss) gain on securities available for sale	$3,481	$(3,414)	$7,031

Restricted common stock issued	$201	$101	$187

Minimum pension liability adjustment	$(509)	$372	$(372)

Details of acquisition of branches
Fair value of assets acquired	$—	$84,835	$—
Fair value of liabilities assumed	—	(201,506)	—
Purchase price in excess of net assets aquired	$—	18,614	$—

Cash received	$—	$(98,057)	$—
Less cash acquired	—	(1,490)	—

Net cash received for acquisition	$—	$(99,547)	$—

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2004

(Dollars in Thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$36,436	$11,329	$57,060	$1,882		$106,707
Comprehensive income:
Net income			12,335		$12,335	12,335
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $2,542)	—	—	—	—	4,720	—
Reclassification adjustment (net of tax, $81)	—	—	—	—	(150)	—
Minimum pension liability adjustment (net of tax of $130)	—	—	—	—	(242)	—

Other comprehensive income	—	—	—	4,328	$4,328	4,328

Total comprehensive income	—	—	—	—	$16,663	—

Cash dividends ($.72 per share)	—	—	(5,261)	—		(5,261)
Issuance of common stock	42	145	—	—		187
Exercise of stock options	49	81	—	—		130
Cash paid in lieu of fractional shares	(4)	(18)	—	—		(22)
Repurchase of common stock	(639)	(3,394)	—	—		(4,033)

Balance, December 31, 2002	$35,884	$8,143	$64,134	$6,210		$114,371
Comprehensive income:
Net income			13,492		$13,492	13,492
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $1,040)	—	—	—	—	(1,932)	—
Reclassification adjustment (net of tax, $154)	—	—	—	—	(287)	—
Minimum pension liability adjustment (net of tax of $130)	—	—	—	—	242	—

Other comprehensive loss	—	—	—	(1,977)	$(1,977)	(1,977)

Total comprehensive income	—	—	—	—	$11,515	—

Cash dividends ($.75 per share)	—	—	(5,371)	—		(5,371)
Issuance of common stock	14	87	—	—		101
Exercise of stock options	9	23	—	—		32
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, December 31, 2003	$35,764	$7,578	$72,255	$4,233		$119,830
Comprehensive income:
Net income			15,203		$15,203	15,203
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $1,217)	—	—	—	—	(2,261)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	(2)	—
Minimum pension liability adjustment (net of tax of $178)	—	—	—	—	(331)	—

Other comprehensive loss	—	—	—	(2,594)	$(2,594)	(2,594)

Total comprehensive income	—	—	—	—	$12,609	—

Cash dividends ($.78 per share)	—	—	(5,589)	—		(5,589)
Issuance of common stock	30	171	—	—		201
Exercise of stock options	13	25	—	—		38

Balance, December 31, 2004	$35,807	$7,774	$81,869	$1,639		$127,089

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 1. Significant Accounting Policies

Nature of Operations and Consolidation

Virginia Financial Group, Inc. (the “Corporation”) is a Virginia multi-bank holding Company headquartered in Culpeper, Virginia. The Corporation owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company and VFG Limited Liability Trust. The consolidated statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated. FASB Interpretation No. 46 (R) requires that the Corporation no longer consolidate VFG Limited Liability Trust. The subordinated debt of the trust is reflected as a liability on the Corporation’s balance sheet.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2004, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Corporation’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Banks calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have an eight point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and the overall portfolio quality including delinquency rates. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflecting the imprecision inherent in the underlying assumptions used in these methodologies. The total of specific reserves required for impaired classified loans, calculated reserves by loan category and the unallocated reserve are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

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

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Corporation. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Rate Lock Commitments

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over three years. Depreciation and amortization are recorded on the straight-line method.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate. Gains and losses on routine dispositions are reflected in current operations.

Goodwill and Intangible Assets

The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. The Corporation performed an annual test of goodwill impairment on September 30, 2004. Based on the results of these tests, the Corporation concluded that there was no impairment and no write-downs were recorded. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $694 thousand in 2004, $291 thousand in 2003, and $158 thousand in 2002.

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

Stock Compensation Plan

At December 31, 2004, the Corporation has a stock-based employee compensation plan which is described more fully in Note 12. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2004	2003	2002
Net income, as reported	$15,203	$13,492	$12,335
Additional expense had the Corporation adopted SFAS No. 123	(73)	(47)	(10)

Pro forma net income	$15,130	$13,445	$12,325

Earnings per share:
Basic - as reported	$2.12	$1.89	$1.70

Basic - pro forma	$2.11	$1.88	$1.70

Diluted - as reported	$2.11	$1.88	$1.69

Diluted - pro forma	$2.10	$1.87	$1.69

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average

	Year Ended December 31
	2004	2003	2002
Dividend yield	2.4%	2.3%	2.3%
Expected life	10 yrs	10 yrs	10 yrs
Expected volatility	30.4%	31.0%	31.4%
Risk-free interest rate	4.4%	4.1%	4.1%

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

Advertising

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $602 thousand, $671 thousand, and $519 thousand were incurred in 2004, 2003 and 2002, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Corporation’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Corporation’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low income housing development and trust preferred securities structures because these entities or transactions constitute the Corporation’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Corporation’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer. “The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Corporation. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Corporation’s consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. ” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Corporation has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies” was ratified by the Board and is effective for reporting periods beginning after June 15, 2004. APB opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. . The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. Management has evaluated the Corporation’s investments in LLCs for cost versus equity method of accounting treatment. The implementation of this interpretation did not have a material impact on the Corporation’s consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. Management is evaluating the effects of the pronouncement, and currently conforms to the disclosure requirements of Statement 123.

Note 2. Acquisition/Disposition of Branches

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

Of the $19.1 million of acquired intangible assets, $4.8 million was assigned to core deposit intangibles to be amortized over a nine year period. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $5.6 million and $6.2 million at December 31, 2004 and 2003, respectively. The estimated aggregate amortization expense for core deposit intangibles for each of the five succeeding years is $588 thousand, respectively.

In addition, $1.1 million was assigned as a premium on the certificates of deposit assumed, while $1.5 million was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were one year and seven years, respectively. The unamortized balance of the CD premium was none and $801 thousand at December 31, 2004 and 2003, respectively. The unamortized balance of the loans receivable premium was $1.0 and $1.4 million at December 31, 2004 and 2003, respectively. The estimated aggregate loan premium amortization for each of the five succeeding years is as follows:

2005	$306
2006	253
2007	200
2008	146
2009	93

$998

On November 9, 2004, the Corporation through its subsidiary, Planters Bank & Trust Company of Virginia, signed a definitive agreement to sell two branches located in Tazewell County, Virginia to the Bank of Tazewell County, an affiliate of National Bankshares, Inc. headquartered in Blacksburg, Virginia.

The branch sale, which is subject to regulatory approval, includes all deposit accounts, and the purchase of selected loans, fixed assets and real estate. At December 31, 2004, the two branches reported deposits of $23.4 million and loans of $8.9 million. The proposed transaction is expected to close in the first quarter of 2005.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 3. Restrictions on Cash

To comply with Federal Reserve Regulations, the subsidiary banks are required to maintain certain average reserve balances. The daily average reserve requirement was $23.7 million and $18.3 million for December 31, 2004 and 2003, respectively.

Note 4. Securities

The amortized cost and estimated fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2004 and 2003, are as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and municipal	$5,849	$338	$—	$6,187

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and municipal	$5,837	$628	—	$6,465

The amortized cost and estimated fair value of the securities being held to maturity as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2004
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,574	$1,597
Due through five years	3,308	3,529
Due after ten years	967	1,061

Total	$5,849	$6,187

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2004 and 2003, are as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U. S. Treasury	$7,019	$177	$—	$7,196
U. S. Government agencies	117,279	425	(766)	116,938
State and municipals	68,903	2,989	(76)	71,816
Corporate bonds	9,052	265	—	9,317
Collateralized mortgage obligations	4,433	30	(4)	4,459
Mortgage backed securities	69,184	314	(618)	68,880
Equity securities	1,270	372	(77)	1,565
Restricted stock	5,406	—	—	5,406
Other	732	—	—	732

Total	283,278	$4,572	$(1,541)	$286,309

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U. S. Treasury	$33,048	$504	$—	$33,552
U. S. Government agencies	127,418	1,906	(753)	128,571
State and municipals	79,818	3,982	(53)	83,747
Corporate bonds	10,004	601	—	10,605
Collateralized mortgage obligations	6,453	147	(15)	6,585
Mortgage backed securities	88,876	592	(619)	88,849
Equity securities	1,575	491	(272)	1,794
Restricted stock	4,257	—	—	4,257
Other	501	—	—	501

Total	$351,950	$8,223	$(1,712)	$358,461

The book value of securities pledged to secure deposits and for other purposes amounted to $79.8 million and $60.9 million at December 31, 2004 and 2003, respectively.

The amortized cost and estimated fair value of the securities available for sale as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2004
	Amortized Cost	Estimated Fair Value
Due in one year or less	$66,487	$66,720
Due after one year through five years	93,407	94,105
Due after five years through ten years	36,488	38,126
Due after ten years	5,871	6,316
Equity securities	1,270	1,565
Mortgage-backed securities	73,617	73,339
Restricted stock	5,406	5,406
Other	732	732

Total	$283,278	$286,309

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Proceeds from sales and calls of securities available for sale were $36.5 million, $46.7 million, and $39.0 million for the years ended December 31, 2004, 2003 and 2002 respectively. Gross gains of $235 thousand, $512 thousand, and $275 thousand and gross losses of $232 thousand, $71 thousand, and $44 thousand were realized on these sales during 2004, 2003 and 2002, respectively. The tax provision applicable to these net realized gains amounted to $1 thousand, $154 thousand, and $81 thousand, respectively. There were no sales of securities held to maturity during 2004, 2003 or 2002.

Information pertaining to securities with gross unrealized losses at December 31, 2004, and 2003 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2004
U.S. Treasury obligations and direct obligations of U.S. government agencies	$37,512	$600	$9,834	$166	$47,346	$766
Federal Agency mortgage backed securities	10,523	101	32,845	517	43,368	618
Obligations of State, County and municipal entities	6,307	60	777	16	7,084	76
Collaterallized mortgage obligations	1,793	4	—	—	1,793	4

Subtotal debt securities	56,135	765	43,456	699	99,591	1,464
Preferred stock	—	—	516	77	516	77

Total temporarily impaired securities	$56,135	$765	$43,972	$776	$100,107	$1,541

2003
U.S. Treasury obligations and direct obligations of U.S. government agencies	$42,341	$753	$—	$—	$42,341	$753
Federal Agency mortgage backed securities	53,559	619	—	—	53,559	619
Obligations of State, County and municipal entities	4,649	53	—	—	4,649	53
Collaterallized mortgage obligations	1,994	15	—	—	1,994	15

Subtotal debt securities	102,543	1,440	—	—	102,543	1,440
Common stock	—	—	79	231	79	231
Preferred stock	552	41	—	—	552	41

Total temporarily impaired securities	$103,095	$1,481	$79	$231	$103,174	$1,712

There are a total of 61 securities that have unrealized losses as of December 31, 2004, 20 U.S. Treasuries or agency securities, 21 U.S. Agency MBS securities, 18 municipal securities, one CMO, and one preferred stock security. The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. The preferred stock category represents ownership in preferred stock of the Federal Home Loan Mortgage Corporation (Freddie Mac). Freddie Mac’ credit rating did not change during 2004 as measured by Moody’s and S&P. The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream or credit quality as a result. The Corporation maintains the ability and intent to hold such securities for the foreseeable future.

Note 5. Loans

A summary of the balances of loans follows:

	December 31,
	2004	2003
Real estate loans:
Construction and land development	$116,888	$94,372
Farmland	9,631	10,193
1-4 family residential	293,859	283,631
Multifamily, nonresidential and junior liens	507,707	404,283
Loans to farmers (except those secured by real estate)	1,590	2,223
Commercial and industrial loans (except those secured by real estate)	83,666	73,852
Consumer installment loans	42,575	48,154
Deposit overdrafts	1,804	2,009
All other loans	3,448	4,353

Total loans	$1,061,168	$923,070
Deferred loan costs (fees)	407	(381)
Allowance for loan losses	(11,706)	(9,743)

Net loans	$1,049,869	$912,946

Note 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance, beginning	$9,743	$9,180	$8,266
Recoveries	231	229	275
Provision for loan losses	2,534	1,290	1,602

Total	$12,508	$10,699	$10,143
Loans charged off	(802)	(956)	(963)

Balance, ending	$11,706	$9,743	$9,180

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Information about impaired loans as of and for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Impaired loans for which an allowance has been provided	$3,410	$3,128	$8,299
Impaired loans for which no allowance has been provided	4,905	3,474	89

Total impaired loans	$8,315	$6,602	$8,388

Allowance provided for impaired loans, included in the allowance for loan losses	1,166	1,281	1,836

Average balance in impaired loans	$9,379	$6,809	$7,977

Interest income recognized on impaired loans	$574	$347	$579

Interest income recognized on a cash basis on impaired loans	$594	$324	$553

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $1.4 million, $1.8 million, and $443 thousand at December 31, 2004, 2003 and 2002, respectively. If interest on these loans had been accrued, such income would have approximated $118 thousand, $108 thousand, and $37 thousand for 2004, 2003 and 2002, respectively.

Loans past due greater than 90 days and still accruing interest were none, $25 thousand, and $104 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	2004	2003
Land	$5,955	$4,535
Buildings and leasehold improvements	22,230	21,908
Furniture, equipment and software	23,751	22,162
Construction in progress	339	116

	$52,275	$48,721
Less accumulated depreciation and amortization	24,417	21,410

	$27,858	$27,311

Depreciation and amortization expense amounted to $3.1 million in 2004, $2.9 million in 2003, and $2.5 million in 2002.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $129.4 million and $111.1 million, respectively.

At December 31, 2004, the scheduled maturities of time deposits were as follows:

2005	$233,570
2006	114,540
2007	62,885
2008	48,341
2009	40,276
Thereafter	6

$499,618

Note 9. Short-Term Borrowings

The Corporation has a line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. The balance outstanding at December 31, 2004 and 2003 was none and $6.5 million, respectively.

Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding at December 31, 2004 and 2003 was $5 million and $15.0 million, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. The balance outstanding at December 31, 2004 and 2003 was $16.2 million and $18.2 million, respectively.

Second Bank & Trust has an agreement with the Federal Reserve Bank where it can borrow funds deposited by customers. This agreement calls for variable interest and is payable on demand. U.S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $7.0 million. The balance outstanding at December 31, 2004 and 2003 was $814.5 thousand and $26.5 thousand, respectively. The Corporation, through its subsidiary banks, has uncollateralized, unused lines of credit totaling $92.4 million with nonaffiliated banks at December 31, 2004.

Note 10. Federal Home Loan Bank Advances

The Corporation’s fixed-rate, long-term debt of $14.1 million at December 31, 2004 matures through 2010. At December 31, 2004 and 2003, the interest rates on fixed-rate, long-term debt ranged from 1.96% to 7.07% and from 6.60% to 7.07% respectively. The weighted average interest rate at December 31, 2004 and 2003 was 5.12% and 6.85% respectively. Average balance outstanding during 2004 and 2003 was $13.3 million and $10.2 million respectively. The advance structures employed by the Corporation include $9 million fixed rate credit advances, $5 million convertible advances, and $60 thousand remaining on a principal reducing credit advance. Each structure requires quarterly interest payments, and the principal reducing credit also requires a quarterly payment of principal. The convertible advance is callable in the event that three month LIBOR reaches 8.5%.

The banking subsidiaries have available a combined $233 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by securities and by a blanket lien on loan portfolios of Second Bank &

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, home equity loans, and commercial loans. As of December 31, 2004 only 1 to 4 family loans were pledged totaling $109 million.

The contractual maturities of long-term debt are as follows:

2004
Due in 2005	$4,060
Due in 2006	5,000
Due in 2010	5,000

Total long-term debt	$14,060

Note 11. Trust Preferred Capital Notes

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Corporation. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2004 was 5.29%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Virginia Financial Group’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Capital Notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Corporation with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

Note 12. Stock-Based Compensation

Under the Corporation’s incentive stock option plan, the Corporation may grant options to purchase common stock to its directors, officers and employees of up to 750,000 shares of the Corporation’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options vest over a five-year period and will expire in no more than ten years after the date of grant.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

A summary of the status of the plan at December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	79,008	$20.33	70,399	$18.12	63,093	$14.32
Granted	11,250	34.48	11,834	30.36	17,900	31.60
Forfeited	(2,000)	31.87	(1,440)	—	(776)	—
Exercised	(2,634)	14.59	(1,785)	17.93	(9,818)	13.58

Outstanding at end of year	85,624	$22.10	79,008	$20.33	70,399	$18.12

Exercisable at end of year	56,847		54,294		53,275

Weighted-average fair value per option of options granted during the year	$12.14		$10.22		$10.86

A further summary about the options outstanding and exercisable at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
9 years	$32.88 - $35.75	11,250	$34.48	—	—
8 years	$29.58 - $32.00	9,834	30.05	1,967	$30.05
7 years	$28.95 - $32.80	16,100	31.60	6,440	31.60
6 years	$13.90 - $14.99	47,748	14.50	47,748	14.50
3 years	$10.82	692	10.82	692	10.82

		85,624		56,847

Note 13. Employee Benefit Plans

The Corporation and its banking subsidiaries maintain several tax qualified and non-qualified employee benefit plans for employees, which are described below.

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

Utilizing a measurement date of October 1, 2004 for the 2004 plan year, information about the plan follows:

	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning	$4,234	$3,883
Service cost	196	228
Interest cost	270	267
Actuarial (gain) loss	277	99
Benefits paid	(570)	(243)

Benefit obligation, ending	$4,407	$4,234

Change in Plan Assets
Fair value of plan assets, beginning	$3,659	$3,040
Actual return on plan assets	(19)	539
Employer contributions	129	323
Benefits paid	(570)	(243)

Fair value of plan assets, ending	$3,199	$3,659

Funded status	$(1,208)	$(576)
Unrecognized net actuarial gain	1,251	669
Unrecognized prior service cost	71	103

Prepaid benefit cost included in other assets	$114	$196

Accumulated Benefit Obligation	$3,779	$3,646

Amount Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$114	$196
Accrued benefit liability	(580)	—
Deferred tax asset	178	—
Intangible asset	71	—
Accumulated other comprehensive income, net	331	—

Net amount recognized	$114	$196

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,407	N/A
Accumulated benefit obligation	3,779	N/A
Fair value of plan assets	3,199	N/A
Increase in minimum liability included in other comprehensive income	580	N/A

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Components of Net Periodic Benefit Cost

	2004	2003	2002
Service cost	196	228	320
Interest cost	270	267	254
Expected return on plan assets	(304)	(252)	(313)
Amortization of prior service cost	32	32	36
Amortization of net obligation at transition	—	(43)	(43)
Recognized net actuarial gain	18	38	—

Net Periodic benefit cost	$212	$270	$254

Weighted-Average Assumptions for Benefit Obligation as of October 1,
	2004	2003
Discount Rate	6.00%	6.50%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic Benefit as of October 1,
	2004	2003
Discount Rate	6.50%	7.00%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further—solely for this purpose—the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

The plan’s weighted average asset allocations at December 31, 2004, and December 31, 2003, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2004	2003
Money Markets and Equivalents	—	10.7%
Equity Securities	77.6%	76.0%
Debt Securities	22.4%	13.3%

Total	100.0%	100.0%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The investment policy and strategies for the plan assets can best be described as a capital growth and with current cash income strategy. The target allocation for equities is 75% of the total portfolio through the use of large and mid capitalization companies. The remaining asset allocation is to fixed income investments and money market funds. The portfolio is diversified by limiting the holding in any one equity issue to no more than 5% of total equities and one industry to no more than 25%. All fixed income investments are rated as investment grade with the majority of the assets in corporate issues. The Assets are managed by the Corporation’s wholly own trust Corporation, Virginia Commonwealth Trust Corporation. The portfolio does not include any position in Virginia Financial Group, Inc.

The Corporation’s best estimate of contributions to the plan for 2005 is $263 thousand.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2005	$263
2006	271
2007	262
2008	320
2009	317
2009-2014	2,427

$3,860

The Corporation has a contribution retirement plan covering certain employees. Contributions amounted to $692 thousand, $348 thousand, and $473 thousand for the three years ended December 31, 2004, respectively.

The Corporation has a 401 (k) Savings Plan eligible to all employees with matching contributions equal to 50% of the first 6% of salary reduction contributions made by the employee. The Corporation contributed a matching contribution of $599 thousand, $566 thousand, and $158 thousand for the three years ended December 31, 2004, respectively.

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

The Corporation also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control. The Board may make contributions at its discretion. The deferred compensation charged to expense totaled $22 thousand, $21 thousand, and $25 thousand for the three years ended December 31, 2004, respectively.

The Corporation has an incentive bonus plan under which employees receive compensation directly related to affiliate and Corporation profitability and budget performance. Compensation under the plan is calculated under pre-determined guidelines set by the Holding Company Board of Directors. The amount charged to operations was $520 thousand, $850 thousand, and $1.3 million for the three years ended December 31, 2004, respectively.

The Corporation’s Virginia Heartland Bank affiliate has supplemental retirement agreements with the Bank’s former executive officers which provide benefits payable over fifteen years. The present value of the estimated liability under the agreements is being accrued using a discount rate of 10% and 7.5%, respectively, ratably over the remaining years to the date of eligibility for benefits. The deferred compensation expense charged to expense totaled $49 thousand, $112 thousand, and $149 thousand for the three years ended December 31, 2004, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 14. Income Taxes

The components of the net deferred tax asset, included in the Consolidated Balance Sheets, are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,827	$2,939
Nonaccrual loan interest	180	109
Deferred compensation	1,021	687
Minimum pension liability	178	—
Core deposit intangible	94	19
Other	14	11

	$5,314	$3,765

Deferred tax liabilities:
Accrued pension asset	$40	$50
Premises and equipment	528	442
Securities available for sale	1,061	2,279
FHLB stock dividend	59	59
Goodwill	409	81
Other	91	42

	$2,188	$2,953

Net deferred tax asset	$3,126	$812

The income tax expense charged to operations for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Current tax expense	$7,483	$5,496	$4,960
Deferred tax benefit	(918)	(447)	(584)

	$6,565	$5,049	$4,376

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$7,619	35.0%	$6,489	35.0%	$5,849	35.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,066)	-4.9%	(1,265)	-6.8%	(1,320)	-7.9%
Other	12	0.1%	26	0.1%	15	0.1%
Reduction for taxable income <$10 million	—	—	(201)	-1.1%	(168)	-1.0%

	$6,565	30.2%	$5,049	27.2%	$4,376	26.2%

Note 15. Related Party Transactions

In the ordinary course of business, the Banks grant loans to principal officers, directors and affiliates of the Corporation.

Aggregate loan transactions with related parties were as follows:

Beginning balance	$11,675	$9,776
New loans	24,577	14,886
Repayments	(16,126)	(12,987)

Ending balance	$20,126	$11,675

Note 16. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,158,574	$2.12	7,155,814	$1.89	7,268,797	$1.70

Effect of dilutive securities:
Restricted stock	12,241		8,624		1,949
Stock options	30,935		28,046		26,280

Diluted earnings per share	7,201,750	$2.11	7,192,484	$1.88	7,297,026	$1.69

Stock options representing 6,283, 8,865 and 2,400 shares at December 31, 2004, 2003 and 2002, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 17. Commitments and Contingent Liabilities

The Corporation has noncancellable leases covering certain premises and equipment.

Total rent expense applicable to operating leases was $553 thousand, $402 thousand, and $327 thousand for 2004, 2003 and 2002, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2005	$475
2006	385
2007	304
2008	234
2009	108
Thereafter	1,824

Total	$3,330

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 19 with respect to financial instruments with off-balance sheet risk.

Note 18. Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation.

During 2004, the banking subsidiaries and the non-bank subsidiary did not paid dividends to the Parent Corporation. As of December 31, 2004, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Corporation without prior regulatory approval totaled $21.3 million or 16.8% of the consolidated net assets.

In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

Note 19. Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 2004 and 2003 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
Commitments to extend credit	$366,815	$300,555
Standby letters of credit	11,525	13,396
Mortgage loans sold with potential recourse	26,963	25,394

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

The Corporation, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2004, the Corporation originated $148 million and sold $148 million to investors, compared to $234 million originated and $246 million sold in 2003. Most contracts with investors contain certain recourse language which may vary from 90 days up to nine months. The Corporation may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2004, the Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $15.1 million and loans held for sale of $5.7 million. The Corporation has entered into commitments, on a best-effort basis to sell loans of approximately $20.8 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Corporation does not expect any counterparty to fail to meet its obligations.

The Corporation maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2004 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.4 million.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 20. Fair Value of Financial Instruments and Interest Rate Risk

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

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Restricted stock is carried at cost.

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

Trust Preferred Capital Notes

The values of the Corporation’s Trust Preferred Capital Notes are variable rate instruments that reprice frequently, therefore, carrying value is assumed to approximate fair value.

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

At December 31, 2004, and 2003, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$39,326	$39,326	$45,178	$45,178
Securities	292,158	292,496	364,298	364,926
Loans held for sale	5,715	5,715	5,174	5,174
Loans, net	1,049,869	1,042,651	912,946	904,045
Interest receivable	5,716	5,716	5,914	5,914

Financial liabilities:
Deposits	$1,257,164	$1,196,265	$1,210,774	$1,171,560
Federal funds purchased and securities sold under agreements to repurchase	21,155	21,155	33,155	33,155
Trust preferred capital notes	20,619	20,619	—	—
Other borrowings	815	815	6,526	6,526
Federal Home Loan Bank advances	14,060	14,566	9,140	10,155
Interest payable	2,120	2,120	2,223	2,223

Note 21. Regulatory Matters

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and subsidiary banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institutions’ category.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$137,564	12.37%	$88,983	8.00%	N/A
Second Bank & Trust	$38,322	11.44%	$26,808	8.00%	$33,509	10.00%
Virginia Heartland Bank	$22,440	11.02%	$16,286	8.00%	$20,357	10.00%
Planters Bank & Trust	$66,281	11.70%	$45,308	8.00%	$56,635	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$125,725	11.30%	$44,492	4.00%	N/A
Second Bank & Trust	$34,911	10.42%	$13,404	4.00%	$20,106	6.00%
Virginia Heartland Bank	$20,137	9.89%	$8,143	4.00%	$12,214	6.00%
Planters Bank & Trust	$60,289	10.65%	$22,654	4.00%	$33,981	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$125,725	8.77%	$57,327	4.00%	N/A
Second Bank & Trust	$34,911	8.02%	$17,422	4.00%	$21,777	5.00%
Virginia Heartland Bank	$20,137	8.26%	$9,752	4.00%	$12,191	5.00%
Planters Bank & Trust	$60,289	7.90%	$30,524	4.00%	$38,155	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$104,948	10.57%	$79,394	8.0%	N/A
Second Bank & Trust	$29,371	10.04%	$23,407	8.0%	$29,259	10.0%
Virginia Heartland Bank	$19,016	10.49%	$14,507	8.0%	$18,134	10.0%
Planters Bank & Trust	$56,484	10.92%	$41,380	8.0%	$51,726	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$95,107	9.58%	$39,697	4.0%	N/A
Second Bank & Trust	$26,599	9.09%	$11,703	4.0%	$17,555	6.0%
Virginia Heartland Bank	$16,808	9.27%	$7,254	4.0%	$10,880	6.0%
Planters Bank & Trust	$51,670	9.99%	$20,690	4.0%	$31,035	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$95,107	7.03%	$54,086	4.0%	N/A
Second Bank & Trust	$26,599	6.39%	$16,651	4.0%	$20,814	5.0%
Virginia Heartland Bank	$16,808	7.62%	$8,827	4.0%	$11,034	5.0%
Planters Bank & Trust	$51,670	6.76%	$30,573	4.0%	$38,217	5.0%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 22. Parent Corporation Only Financial Statements

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$740	$1,243
Securities available for sale	8,014	2,169
Investment in subsidiaries	137,649	120,648
Premises and equipment, net	1,962	2,670
Income taxes receivable	90	206
Accrued interest receivable	24	—
Other assets	3,051	2,228

Total assets	$151,530	$129,164

Liabilities
Trust preferred capital notes	$20,619	$—
Short-term borrowings	—	6,500
Other liabilities	3,822	2,834

Total liabilities	$24,441	$9,334

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	35,807	35,764
Surplus	7,774	7,578
Retained earnings	81,869	72,255
Accumulated other comprehensive income, net	1,639	4,233

Total stockholders’ equity	$127,089	$119,830

Total liabilities and stockholders’ equity	$151,530	$129,164

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income
Dividends from subsidiaries	$—	$16,650	$6,555
Interest on investments
Taxable	112	65	162
Nontaxable	—	121	184
Dividends	30	78	82
Management fee income	7,520	5,364	2,018
Miscellaneous income	111	22	—
Gain (loss) on sale of securities	(232)	383	(37)

	$7,541	$22,683	$8,964

Expenses
Salaries and employee benefits	$4,881	$4,678	$2,164
Supplies and equipment	1,724	1,336	507
Professional fees	643	288	185
Director fees	275	317	261
Interest expense	723	35	—
Other	1,551	1,584	581

	$9,797	$8,238	$3,698

Net income (loss) before income tax benefit and (distributed) undistributed equity of subsidiaries	$(2,256)	$14,445	$5,266
Income tax benefit	885	792	604

Net income (loss) before undistributed (distributed) equity in subsidiaries	$(1,371)	$15,237	$5,870
Undistributed (distributed) equity in subsidiaries	16,574	(1,745)	6,465

Net income	$15,203	$13,492	$12,335

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

(Parent Corporation Only)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$15,203	$13,492	$12,335
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities purchased, net	(57)	13	24
Depreciation	1,084	892	389
Deferred tax benefit	(71)	(35)	(242)
Loss (gain) on sale of securities	232	(383)	37
(Undistributed) distributed earnings of subsidiaries	(16,574)	1,745	(6,465)
(Increase) decrease in taxes receivable	116	13	(24)
(Increase) decrease in accrued interest	(24)	126	(7)
(Increase) decrease in other assets	(85)	(309)	(63)
(Decrease) increase in other liabilities	408	506	(15)

Net cash provided by operating activities	$232	$16,060	$5,969

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,323	$9,442	$5,990
Capital contributed to subsidiary	(3,000)	(22,000)	—
Purchases of securities available for sale	(7,237)	(1,556)	(429)
Purchase of other real estate	(547)	—	(318)
Purchase of furniture and equipment	(376)	(1,507)	(2,337)
Proceeds from sale of equipment	—	—	14
Proceeds from sale of other real estate	534	—	—

Net cash provided by (used in) investing activities	$(9,303)	$(15,621)	$2,920

Cash Flows from Financing Activities
Increase (decrease) from short-term borrowings	$(6,500)	$6,500	$—
Cash dividends paid	(5,589)	(5,371)	(5,261)
Cash paid in lieu of fractional shares	—	—	(22)
Issuance of trust preferred capital notes	20,619	—	—
Proceeds from exercise of stock options	38	32	130
Acquisition of common stock	—	(818)	(4,033)

Net cash provided by (used in) financing activities	$8,568	$343	$(9,186)

Increase (decrease) in cash and cash equivalents	$(503)	$782	$(297)
Cash and Cash Equivalents
Beginning	1,243	461	758

Ending	$740	$1,243	$461

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 23. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2004 and 2003 are summarized below:

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$17,380	$17,255	$17,936	$17,831
Interest expense	4,888	4,693	4,775	5,272
Net interest income	12,492	12,562	13,161	12,559
Provision for loan losses	681	636	636	581
Total net interest income after provision	11,811	11,926	12,525	11,978
Non interest income	3,457	3,949	3,642	3,496
Non interest expense	10,435	10,635	10,433	9,513
Income before income taxes	4,833	5,240	5,734	5,961
Provision for income taxes	1,378	1,555	1,743	1,889
Net income	3,455	3,685	3,991	4,072
Net income per share
basic	0.48	0.51	0.56	0.57
diluted	0.48	0.51	0.55	0.56

	2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$15,272	$15,203	$15,389	$16,963
Interest expense	4,991	4,764	4,622	4,980
Net interest income	10,281	10,439	10,767	11,983
Provision for loan losses	323	322	323	322
Total net interest income after provision	9,958	10,117	10,444	11,661
Non interest income	3,659	3,870	4,176	3,522
Non interest expense	9,150	9,195	9,907	10,614
Income before income taxes	4,467	4,792	4,713	4,569
Provision for income taxes	1,173	1,203	1,181	1,492
Net income	3,294	3,589	3,532	3,077
Net income per share
basic	0.46	0.50	0.49	0.43
diluted	0.46	0.50	0.49	0.43

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2004, VFG’s management, including VFG’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that VFG’s disclosure controls and procedures are effective and that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its affiliates to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management’s Report on Internal Control Over Financial Reporting

The management of Virginia Financial Group, Inc. (the “Corporation”) is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control over financial reporting. The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Corporation’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2004. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment concluded that there were no material weaknesses within the Corporation’s internal control structure.

The 2004 end-of-year financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (“YHB”). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. YHB has also issued an attestation report on management’s assessment of the effectiveness of internal controls over financial reporting. That report has also been made a part of this Annual Report.

The Board of Directors of the Corporation, acting through its Audit and Compliance Committee (the “Committee”), is responsible for the oversight of the Corporation’s accounting policies, financial reporting and internal control. The Audit and Compliance Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit and Compliance Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial accounting, and auditing procedures of the Corporation in addition to reviewing the Corporation’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit and Compliance Committee, with or without the presence of the management of the Corporation, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit and Compliance Committee.

/s/ O. R. Barham, Jr.	/s/ Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting.

There has been no change in VFG’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, VFG’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Corporation is contained on pages 6 through 8 of the Corporation’s 2005 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 8 of the 2005 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included in Part 1 of this Form 10-K under the caption, “Executive Officers of the Registrant. “Information with respect to the Corporation’s Audit and Compliance Committee is contained on pages 15 through 16 of the Corporation’s 2005 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

VFG has adopted a code of ethics for its executive officers (including the principal executive officer and chief financial officer) as well as a Directors Code of Professional Conduct for its directors. These documents can be found under corporate governance at www.vfgi.net. Stockholders may request a free printed copy of each from:

Virginia Financial Group, Inc.

Attention: Investor Relations

102 S. Main Street

Culpeper, Virginia 22701

Audit and Compliance Committee Financial Expert

The Board of Directors has determined that Jan S. Hoover, Vice Chairperson of the Audit and Compliance Committee, is a financial expert and is independent under the rules of the Exchange Act and NASDAQ Stock Market, Inc. as currently in effect.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2005 Proxy Statement, and is incorporated herein by reference. The information on page 17 of the 2005 Proxy Statement under the caption “Stock Performance Graph” is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Security Interest of Certain Beneficial Owners and Management” in the Proxy Statement, and is incorporated herein by reference. The information on page 9 of the 2005 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2005 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The financial statements are filed as part of this report under Item 8 – “Financial Statements and Supplemental Data.”

(b)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of June 12, 2001, between Virginia Financial Corporation and Virginia Commonwealth Financial Corporation, incorporated by reference to Appendix A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 2.2	Purchase and Assumption Agreement, dated as of June 11, 2003, by and between BB&T Corporation, First Virginia Bank-Southwest, First Virginia Bank-Blue Ridge and First Virginia Bank-Colonial and Planters Bank & Trust Company of Virginia and Second Bank & Trust, incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 29, 2003.

Exhibit No. 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2002.

Exhibit No. 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 30, 2002.

Exhibit No. 10.1*	Virginia Financial Corporation Stock Option Agreement, dated as of June 12, 2001, between Virginia Financial Corporation and Virginia Commonwealth Financial Corporation, incorporated by reference to Appendix B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 10.2*	Virginia Commonwealth Financial Corporation Stock Option Agreement, dated as of June 12, 2001, between Virginia Financial Corporation and Virginia Commonwealth Financial Corporation, incorporated by reference to Appendix C to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 10.3*	Virginia Financial Group, Inc. Stock Incentive Plan, dated January 18, 2002, incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002.

Exhibit No. 10.4*	Employment Agreement dated March 7, 2005 between Virginia Financial Group, Inc. and O.R. Barham, Jr.

Exhibit No. 10.5*	Employment Agreement dated March 7, 2005 between Virginia Financial Group, Inc. and Jeffrey W. Farrar.

Exhibit No. 10.6*	Employment Agreement, dated October 4, 2004, between Virginia Financial Group, Inc. and Litz H. Van Dyke, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2004.

Exhibit No. 10.7*	Employment Agreement, dated October 22, 2001, between Virginia Financial Group, Inc. and William D. Stegall.

Exhibit No. 10.8*	Employment Agreement, dated June 15, 2000, between Virginia Financial Group, Inc. and Christopher J. Honenberger.

Exhibit No. 10.9*	Non-Qualified Directors Deferred Compensation Plan.

Exhibit No. 10.10*	Non-Qualified Executive Deferred Compensation Plan.

Exhibit No. 10.11	Virginia Financial Group, Inc. Executive Incentive Plan dated March 1, 2005.

Exhibit No. 10.12	Schedule of Virginia Financial Group, Inc. Non-Employee Directors’ Annual Compensation

Exhibit No. 10.13	Schedule of 2005 Base Salaries for Named Executive Officers of Virginia Financial Group, Inc.

Exhibit No. 10.14	Agreement, dated November 9, 2004, between Planters Bank & Trust Company of Virginia and Bank of Tazewell County.

Exhibit No. 11	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

Exhibit No. 13	2004 Annual Report to Shareholders.

Exhibit No. 21	Subsidiaries of Registrant.

Exhibit No. 23	Consent of Independent Auditors.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Financial Group, Inc.	Virginia Financial Group, Inc.
Culpeper, Virginia	Culpeper, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Principal Accounting Officer
Date: March 14, 2005	Date: March 14, 2005

Signature	Capacity	Date
/s/ Taylor E. Gore	Chairman of the Board of Directors	March 14, 2005
Taylor E. Gore

/s/ Lee S. Baker	Director	March 14, 2005
Lee S. Baker

/s/ Benham M. Black	Director	March 14, 2005
Benham M. Black

/s/ Fred D. Bowers	Director	March 14, 2005
Fred D. Bowers

/s/ E. Page Butler	Director	March 14, 2005
E. Page Butler

/s/ Gregory L. Fisher	Director	March 14, 2005
Gregory L. Fisher

Signature	Capacity	Date
/s/ Christopher M. Hallberg	Director	March 14, 2005
Christopher M. Hallberg

/s/ Jan S. Hoover	Director	March 14, 2005
Jan S. Hoover

/s/ Martin F. Lightsey	Director	March 14, 2005
Martin F. Lightsey

/s/ P. William Moore, Jr.	Director	March 14, 2005
P. William Moore, Jr.

/s/ H. Wayne Parrish	Director	March 14, 2005
H. Wayne Parrish

/s/ Thomas F. Williams, Jr.	Director	March 14, 2005
Thomas F. Williams, Jr.