Form 10-Q
period 2005-03-31
VIRGINIA FINANCIAL GROUP INC
filed 2005-05-10
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005, there were 7,164,096 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements:

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in Stockholders’ Equity	5

	Consolidated Statements of Cash Flows	6-7

	Notes to Consolidated Financial Statements	8-15

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4	Controls and Procedures	25

	PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings	25

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3	Defaults Upon Senior Securities	26

ITEM 4	Submission of Matters to a Vote of Security Holders	26

ITEM 5	Other Information	26

ITEM 6	Exhibits	26-30

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	MARCH 31, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Cash and due from depository institutions	$59,049	$37,532
Federal funds sold	523	502
Interest-bearing deposits in banks	203	1,292
Securities (market value: 2005, $248,968; 2004, $292,496)	248,627	292,158
Loans held for sale	9,752	5,715
Loans receivable, net	1,073,427	1,049,869
Bank premises and equipment, net	27,474	27,858
Interest receivable	5,765	5,716
Other real estate owned	55	5
Core deposit intangibles, net	4,923	5,553
Goodwill	13,896	14,033
Other assets	9,685	9,375

Total Assets	$1,453,379	$1,449,608

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$239,660	$238,735
Interest-bearing deposits	996,791	1,018,429

Total deposits	1,236,451	1,257,164

Federal funds purchased and securities sold under agreements to repurchase	29,845	21,155
Short-term borrowings	13,110	815
Federal Home Loan Bank advances	14,040	14,060
Trust preferred capital notes	20,619	20,619
Interest payable	2,172	2,120
Other liabilities	8,177	6,586
Commitments and contingent liabilities	—	—

Total Liabilities	1,324,414	1,322,519

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; (Authorized 5,000,000 shares, No shares outstanding)	—	—
Common stock, par value $5.00 per share; (Authorized 25,000,000 shares; issued and outstanding 7,163,735 and 7,161,499 respectively)	35,819	35,807
Surplus	7,836	7,774
Retained earnings	84,449	81,869
Accumulated other comprehensive income, net	861	1,639

Total Stockholders’ Equity	128,965	127,089

Total Liabilities and Stockholders’ Equity	$1,453,379	$1,449,608

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$16,043	$14,055
Interest on deposits in other banks	4	1
Interest and dividends on securities:
Taxable	1,806	2,527
Tax Exempt	656	748
Dividends	67	46
Interest income on federal funds sold	8	2

Total Interest Income	18,584	17,379

Interest Expense
Interest on deposits	4,752	4,535
Interest on Federal Home Loan Bank advances	180	154
Interest on federal funds purchased and securities sold under agreements to repurchase	144	72
Interest on short-term borrowings	57	98
Interest on trust preferred capital notes	265	28

Total Interest Expense	5,398	4,887

Net Interest Income	13,186	12,492
Less: Provision for loan losses	546	681

Net Interest Income after Provision for Loan Losses	12,640	11,811
Noninterest Income
Retail banking fees	1,665	1,549
Commissions and fees from fiduciary activities	724	776
Investment fee income	181	198
Other operating income	241	289
Gain on sale of branches	408	—
Gain on sale of mortgage loans	475	645

Total Noninterest Income	3,694	3,457

Noninterest Expense
Compensation and employee benefits	6,047	5,860
Net occupancy expense	751	706
Supplies and equipment expenses	1,114	1,044
Amortization-intangible assets	168	173
Data processing	314	299
Telecommunications	268	242
Professional fees	130	201
Other operating expenses	1,742	1,910

Total Noninterest Expense	10,534	10,435

Income Before Income Tax Expense	5,800	4,833
Income tax expense	1,787	1,378

Net Income	$4,013	$3,455

Earnings per Share, basic	$.56	$.48

Earnings per Share, diluted	$.56	$.48

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2004	$35,764	$7,578	$4,233	$72,255		$119,830
Net income	—	—	—	3,455	3,455	3,455
Other Comprehensive Income, net of tax:
Unrealized gains on securities available for sale during the period, net of tax of $788	—	—	—	—	1,463

Other comprehensive income	—	—	1,463	—	1,463	1,463

Total Comprehensive income	—	—	—	—	$4,918	—

Cash dividends ($.19 per share)	—	—	—	(1,358)		(1,358)
Exercise of stock options	14	25	—	—		39

Balance, March 31, 2004	$35,778	$7,603	$5,696	$74,352		$123,429

Balance, January 1, 2005	$35,807	$7,774	$1,639	$81,869		$127,089
Net income	—	—	—	4,013	4,013	4,013
Other Comprehensive Income, Net of tax:
Unrealized losses on securities available for sale during the period, net of tax of $419	—	—	—	—	(778)

Other comprehensive loss	—	—	(778)	—	(778)	(778)

Total Comprehensive income	—	—	—	—	$3,235	—

Cash dividends ($.20 per share)	—	—	—	(1,433)		(1,433)
Issuance of common stock	12	62	—	—		74

Balance, March 31, 2005	$35,819	$7,836	$861	$84,449		$128,965

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$4,013	$3,455
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	546	681
Deferred tax benefit	(182)	(239)
Depreciation	793	764
Amortization of intangible assets	168	173
Write-downs of other real estate	33	—
Amortization of security premiums and accretion of discounts, net	170	181
Gain on sale of mortgage loans	(475)	(645)
Proceeds from sale of mortgage loans	32,960	33,808
Origination of mortgage loans for sale	(36.522)	(35,844)
Gain on sale of branches	(408)	—
Changes in assets and liabilities:
Increase in interest receivable	(82)	(16)
Decrease in other assets	275	687
Increase (decrease) in interest payable	92	(19)
Increase in other liabilities	1,649	1,563

Net cash provided by operating activities	3,030	4,549

INVESTING ACTIVITIES
Proceeds from maturities and principal payments of securities available for sale	41,543	39,445
Proceeds from sales and calls of securities available for sale	1,685	29
Purchase of securities available for sale	(1,064)	(3,946)
Net increase in loans	(33,123)	(42,594)
Proceeds from sale of fixed assets	3	—
Purchase of premises and equipment	(723)	(566)
Proceeds from sale of other real estate	5	21
Additions to other real estate	—	(657)
Decrease in cash surrender value of life insurance	4	—
Sale of branches, net of cash	(11,731)	—

Net cash used in investing activities	$(3,401)	$(8,268)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	385	(5,822)
Net increase in certificates of deposit	903	4,745
Proceeds from Federal Home Loan Bank advances	—	4,980
Principal payments on Federal Home Loan Bank advances	(20)
Net increase in repurchase agreements	—	125
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	8,690	(15,000)
Net increase in short-term borrowings	12,295	9,232
Issuance of trust preferred capital notes	—	20,619
Proceeds from exercise of stock options	—	39
Cash dividends paid on common stock	(1,433)	(1,358)

Net cash provided by financing activities	20,820	17,560

Increase in cash and cash equivalents	20,449	12,603

CASH AND CASH EQUIVALENTS
Beginning of the period	39,326	45,178

End of the period	$59,775	$57,781

Supplemental Schedule of Noncash Investing Activities
Unrealized gain (losses) on securities available for sale	$(1,197)	$2,251

Other real estate acquired in settlement of loans	$59	$—

Restricted common stock issued	$74	$—

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2004.

2.	The results of operations for the three month period ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value
Securities Held to Maturity:
	March 31, 2005
	(unaudited)

Obligations of States and Political Subdivisions	$5,853	$6,194

	December 31, 2004
Obligations of States and Political Subdivisions	$5,849	$6,187

Securities Available for Sale:

	March 31, 2005
	(unaudited)
U.S. Treasury securities	$7,013	$7,146
U.S. Government securities	81,235	80,354
State and municipals	66,560	69,203
Corporate bonds	8,543	8,753
Collateralized mortgage obligations	4,146	4,157
Mortgage-backed securities	65,437	64,887
Equity securities	1,273	1,539
Restricted stock	6,010	6,010
Other securities	725	725

	$240,942	$242,774

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2004
U.S. Treasury securities	$7,019	$7,196
U.S. Government securities	117,279	116,938
State and municipals	68,903	71,816
Corporate bonds	9,052	9,317
Collateralized mortgage obligations	4,433	4,459
Mortgage-backed securities	69,184	68,880
Equity securities	1,270	1,565
Restricted stock	5,406	5,406
Other securities	732	732

	$283,278	$286,309

The following table is information pertaining to securities with gross unrealized losses at March 31, 2005 and December 31, 2004. The aggregate unrealized loss is determined by summation of all the related securities that have a continuous loss as of those dates, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value as of those dates (Amounts in 000):

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2005
U.S. Treasury securities and U.S. Government securities	$48,788	$794	$9,631	$369	$58,419	$1,163
Mortgage backed securities	23,809	176	31,104	597	54,913	773
State and municipals	4,590	63	774	18	5,364	81
Collateralized mortgage obligations	1,732	11	—	—	1,732	11

Subtotal debt securities	78,919	1,044	41,509	984	120,428	2,028

Common stock	—	—	—	—	—	—
Preferred stock	—	—	504	89	504	89

Total temporarily impaired securities	$78,919	$1,044	$42,013	$1,073	$120,932	$2,117

There are a total of 70 securities that have unrealized losses as of March 31, 2005, 26 U.S. Treasuries or agency securities, 28 U.S. Agency MBS securities, 14 municipal securities, one CMO, and one preferred stock security.

The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preferred stock category has one issue that is showing a loss. The issuer is the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream or credit quality of the issue as a result.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2004
U.S. Treasury obligations and direct obligations of U.S. government agencies	$37,512	$600	$9,834	$166	$47,346	$766
Federal Agency mortgage backed securities
	10,523	101	32,845	517	43,368	618
Obligations of State, County and municipal entities	6,307	60	777	16	7,084	76
Collaterallized mortgage obligations	1,793	4	—	—	1,793	4

Subtotal debt securities	56,135	765	43,456	699	99,591	1,464
Preferred stock	—	—	516	77	516	77

Total temporarily impaired securities	$56,135	$765	$43,972	$776	$100,107	$1,541

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	March 31, 2005	December 31, 2004
	(unaudited)
Real estate loans:
Construction	$127,248	$116,888
Secured by 1 – 4 family residential	310,062	315,648
Commercial and multifamily	517,913	495,549
Commercial, financial and agricultural loans	85,745	85,256
Consumer loans	40,942	44,379
All other loans	3,205	3,448

	1,085,115	1,061,168

Deferred loan costs	493	407
Allowance for loan losses	(12,181)	(11,706)

	$1,073,427	$1,049,869

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	March 31, 2005	December 31, 2004	March 31, 2004
	(unaudited)		(unaudited)
Balance at January 1	$11,706	$9,743	$9,743

Recoveries added to the allowance	118	231	35
Loan losses charged to the allowance	(189)	(802)	(176)
Provision recorded to expense	546	2,534	681

Balance at end of period	$12,181	$11,706	$10,283

Information about impaired loans as of the periods indicated is as follows (000’s omitted):

	March 31, 2005	December 31, 2004
	(unaudited)
Impaired loans for which an allowance has been provided	$1,967	$3,410
Impaired loans for which an allowance has not been provided	4,823	4,905

Total impaired loans	6,790	8,315

Allowance provided for impaired loans, included in the allowance for loan losses	$842	$1,166

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	March 31, 2005	December 31, 2004
	(unaudited)
Federal Home Loan Bank Advances	$12,000	$—
Line of credit – Correspondent bank	500	—
Federal Reserve borrowings	610	815

	$13,110	$815

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes overnight advances from the Federal Home Loan Bank of Atlanta for short term funding needs. The banking subsidiaries have available a combined $235 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, home equity loans, and commercial loans. As of March 31, 2005 and December 31, 2004, only 1 to 4 family loans were pledged totaling $122 million and $119 million, respectively.

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the three months ended March 31, 2005 or the year ended December 31, 2004.

7.	Long-term Debt:

The Company has outstanding fixed-rate, long-term debt with the Federal Home Loan Bank of Atlanta of $14.10 million at March 31, 2005 that matures through 2010. At March 31, 2005, the interest rates on the fixed-rate, long-term advances ranged from 1.96% to 7.07%. One advance totaling $40 thousand at March 31, 2005 requires quarterly principal payments totaling $20 thousand plus interest. The remainder of the advances requires quarterly interest payments with principal due upon maturity. The average interest rate was 5.19% at March 31, 2005 with an average balance outstanding of $14.1 million.

The contractual maturities of long-term debt are as follows:

2005	$4,040
2006	5,000
2010	5,000

$14,040

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Trust Preferred Capital Notes:

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Corporation. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at March 31, 2005 was 5.29%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Trust Preferred Capital Notes may be included in Tier I capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

9.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2005 and 2004. Potential dilutive stock had no effect on income available to common stockholders.

	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,163,198	$0.56	7,153,348	$0.48

Effect of dilutive securities:
Restricted shares	18,655		17,853
Stock options	28,995		31,727

Diluted earnings per share	7,210,848	$0.56	7,202,928	$0.48

In 2005 and 2004, stock options representing 8,260 and 6,283 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Compensation Plan:

At March 31, 2005, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2005	2004
Net income, as reported	$4,013	$3,455
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(22)	(18)

Pro forma net income	$3,991	$3,437

Earnings per share:
Basic – as reported	$0.56	$0.48

Basic – pro forma	$0.56	$0.48

Diluted – as reported	$0.56	$0.48

Diluted – pro forma	$0.55	$0.48

11.	Employee Benefit Plan:

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

	Three Months Ended March 31,
	2005	2004
Service cost	$50	$49
Interest cost	64	68
Expected return on plan assets	(65)	(76)
Amortization of prior service cost	8	8
Amortization of net (gain) loss	15	4

Net periodic benefit cost	$72	$53

The Company made a quarterly cash contribution of $32 thousand to the plan during the second quarter of 2005, and anticipates making quarterly installments for the remainder of the year.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Sale of Branches:

On February 16, 2005, the Company through its subsidiary, Planters Bank & Trust Company of Virginia, sold two branches located in Tazewell County, Virginia to the Bank of Tazewell County, an affiliate of National Bankshares, Inc. headquartered in Blacksburg, Virginia.

The sale included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Premium received on deposits transferred	$1,304

Liabilities transfered (at fair value):
Deposit accounts	$22,001
Other liabilities	39

Total liabilities transferred	$22,040

Assets sold (at fair value):
Cash	$228
Loans	8,844
Real estate and personal property	311
Other assets	32

Total assets sold	9,415

Net liabilities transferred	$11,321

Premium received on deposits transferred	$1,304
Less: Write-off of core deposit intangibles	465
Write-off of goodwill	138
Write-off of loan premium	115
Transaction costs	178

Net Gain on Sale	$408

VIRGINIA FINANCIAL GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. (VFG) and its affiliates. This discussion and analysis should be read in conjunction with the financial statements and footnotes appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, Management’s Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. When we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. VFG wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect VFG’s actual results, causing actual results to differ materially from those in any forward looking statement. These factors include:

•	expected cost savings from VFG’s acquisitions and dispositions,

•	competitive pressure in the banking industry or in VFG’s markets may increase significantly,

•	changes in the interest rate environment may reduce margins,

•	general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration,

•	changes may occur in banking legislation and regulation, or VFG may not be released from its supervisory agreement with the Federal Reserve related to Bank Secrecy Compliance within anticipated timeframes,

•	changes may occur in general business conditions, and

•	changes may occur in the securities markets.

OVERVIEW

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia. VFG’s trust affiliate, Virginia Commonwealth Trust Company, is currently one of the largest independent trust companies headquartered in the Commonwealth of Virginia. Affiliates of VFG include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg and Virginia Commonwealth Trust Company - in Culpeper. The organization has a network of thirty-five branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Charlottesville, Fredericksburg, Harrisonburg and Staunton.

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

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $168 thousand and $173 thousand for the three months ended March 31, 2005 and 2004, respectively.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

Results of Operations

Virginia Financial Group, Inc.’s consolidated net income for the quarter ended March 31, 2005 amounted to $4.0 million or $.56 per diluted share, compared to earnings of $3.5 million or $.48 per diluted share for the quarter ended March 31, 2004. Net income increased 16.2% and diluted earnings per share increased 16.7% compared to first quarter 2004 results. The Company’s earnings for the first quarter produced an annualized return on average assets (ROA) of 1.13% and return on average equity (ROE) of 12.74%, compared to prior year ratios of 0.99% and 11.51%, respectively.

Net Interest Income

Net interest income increased $694 thousand or 5.6% to $13.2 million for the first quarter of 2005. This improvement can be attributed to an expanding net interest margin, and continuing growth in average earning assets. The net interest margin for the first quarter of 2005 was 4.15%, compared to 4.09% for the first quarter of 2004. The increase is largely due to the increase in short term rates and the resulting impact on loan yields which are indexed to the prime rate.

The following tables provide information on average earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $407 thousand and $462 thousand for the three months ended March 31, 2005 and March 31, 2004, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months Ending March 31,
	2005			2004
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets

Loans receivable, net	$1,071,992	$16,096	6.09%	$942,969	$14,114	6.02%
Investment securities
Taxable	191,766	1,873	3.96%	257,816	2,574	3.99%
Tax exempt	62,326	1,010	6.57%	70,909	1,152	6.50%

Total Investments	254,092	2,883	4.60%	328,725	3,726	4.53%

Interest bearing deposits	521	4	3.11%	549	1	0.73%
Federal funds sold	1,122	8	2.89%	859	2	0.94%

	255,735	2,895	4.59%	330,133	3,729	4.54%

Total Earning Assets	1,327,727	18,991	5.80%	1,273,102	17,843	5.64%

Non-Earning Assets	118,536			130,579

Total Assets	1,446,263			1,403,681

Liabilities and Stockholders’ Equity
Time and savings deposits
Interest-bearing transaction accounts	$198,834	$195	0.40%	$196,532	$385	0.79%
Money market deposit accounts	174,238	481	1.12%	169,229	406	0.96%
Passbook savings accounts	135,578	223	0.67%	137,019	249	0.73%
Certificates of deposit >$100k	128,145	1,092	3.46%	115,852	987	3.43%
Certificates of deposit <$100k	369,507	2,761	3.03%	372,340	2,508	2.71%

Total Time and Savings Deposits	1,006,302	4,752	1.92%	990,972	4,535	1.84%

Federal funds purchased and repos	23,018	144	2.54%	32,569	72	0.89%
Trust Preferred Securities	20,619	265	5.21%	3,077	28	3.66%
Other short term borrowings	9,618	57	2.40%	26,414	98	1.49%
Federal Home Loan Bank advances	14,058	180	5.19%	9,521	154	6.54%

	67,313	646	3.89%	71,581	352	1.98%

Total Interest - Bearing Liabilities	1,073,615	5,398	2.04%	1,062,553	4,887	1.85%
Non-Interest- Bearing Liabilities	244,897			220,396
Total Stockholders’ Equity	127,751			120,732

Total Liabilities and Stockholders’ Equity	1,446,263			1,403,681

Net interest income (tax equivalent)		$13,593			$12,956

Average interest rate spread			3.76%			3.79%
Interest expense as percentage of average earning assets			1.65%			1.54%

Net interest margin			4.15%			4.09%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Total noninterest income was $3.7 million for the first quarter of 2005, an increase of 6.9% compared to $3.5 million for the first quarter of 2004. Included in the 2005 results is a net gain of $408 thousand in connection with the sale of two branches located in Tazewell County. Retail banking fees increased $116 thousand or 7.5% to $1.7 million, compared to $1.5 million in the first quarter of 2004. VFG experienced lower revenues from mortgage operations, with mortgage banking fees amounting to $475 thousand, a decrease of $170 thousand or 26.4%, as compared to $645 thousand for the first quarter of 2004. While revenues were down, closings and mortgage pipelines showed solid growth. Mortgage loans available for sale increased to $9.7 million, an increase of $4.0 million or 70% from December 31, 2004. In addition, the pipeline of mortgage loans in process increased $37.1 million or 52.4% from December 31, 2004. Trust and brokerage revenues were down $69 thousand or 7.1% compared to the first quarter of 2004, with brokerage and estate related fees showing declines for the quarter.

Noninterest Expense

Noninterest expense for the first quarter of 2005 amounted to $10.5 million, an increase of $99 thousand or 1.0% compared to $10.4 million for the same period in 2004. Compensation and benefits increased $187 thousand or 3.2%, but was partially offset by a decrease in professional fees of $71 thousand or 35.3%. Included in noninterest expense for the first quarter of 2005 were $120 thousand in non-recurring expenses associated with compensation benefits and conversion costs associated with Virginia Commonwealth Trust Company. VFG’s efficiency ratio was 60.8% for the quarter, compared to 63.5% for the same quarter in 2004.

Income Taxes

Income tax expense for the first quarter of 2005 amounted to $1.8 million resulting in an effective tax rate of 30.8% compared to $1.4 million, or 28.5%, for the first quarter of 2004. The increase in the effective tax rate for the quarter is a result of a decrease in earnings from tax-exempt assets as a percentage of total income. The rate of loan growth has resulted in a decrease in the securities component of the Company’s balance sheet, resulting in less municipal security holdings and related tax exempt interest.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

The Company’s provision for loan losses for the first quarter was $546 thousand, a decrease of $135 thousand or 19.8% from the same period in 2004, consistent with a slightly decreased rate of growth and general improvement in asset quality during the period. Non-performing assets and net charge-offs were at improved levels, with non-performing assets as a percentage of total assets of .15% at March 31, 2005 compared to .28% at December 31, 2004. Net charge-offs for the first quarter were $71 thousand, compared to net charge-offs of $141 thousand for the same period in 2004. Net charge-offs as a percentage of average loans were .01% for the first quarter, compared to .01% for the quarter ended March 31, 2004. At March 31, 2005, the allowance for loan losses as a percentage of non-performing assets was 556.21%. The allowance for loan losses as a percentage of total loans amounted to 1.12%, up slightly from 1.10% at December 31, 2004, and consistent with changes in asset risk ratings and growth in the commercial real estate component of the portfolio during the period.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	March 31, 2005	December 31, 2004	March 31, 2004
Non accrual loans	$1,917	$2,552	$2,121
Troubled debt restructurings	218	1,451	4,483
Other real estate owned	55	5	241
Loans past due as to principal or interest for 90 days or more accruing interest	—	—	78

Total nonperforming assets	$2,190	$4,008	$6,923

Nonperforming assets to total assets	.15%	.28%	.49%

Nonperforming assets to loans and other property	.20%	.38%	.72%

Allowance for loan losses as a percentage of loans receivable	1.12%	1.10%	1.07%

Allowance for loan losses as a percentage of nonperforming assets	556.21%	292.07%	148.53%

Net charge-offs as a percentage of average loans receivable	.01%	.06%	.01%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the first quarter ended March 31, 2005, the Company retained $2.6 million, or 64.3% of its net income. Stockholders’ equity increased by $1.9 million, reflecting the earnings retention and a decrease of $778 thousand in accumulated comprehensive income net of tax, which relates primarily to a universal decline in bond market valuations, resulting in a decrease in unrealized gains on securities available-for-sale during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2005 that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of March 31, 2005 (000 omitted):

Tier 1 capital	$129,126
Tier 2 capital	12,301
Total risk-based capital	141,427
Total risk-weighted assets	1,145,253
Average adjusted total assets	1,425,786
Capital ratios:
Tier 1 risk-based capital ratio	11.28%
Total risk-based capital ratio	12.35%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.06%
Equity to assets ratio	8.87%
Tangible equity to assets ratio	7.58%

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

The liquidity of the parent Company also represents an important aspect of liquidity management. The parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

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

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2004.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM	5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No.2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2002.

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit 3.

Exhibit No. 4	Stock Option Agreement is incorporated by reference to Exhibit B to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 4.1	Stock Incentive Plan is incorporated by reference to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10	Employment contracts of certain officers incorporated by reference to Form 10-K filed on March 15, 2005.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O.R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
May 6, 2005

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 6, 2005