Form 10-Q
period 2005-06-30
VIRGINIA FINANCIAL GROUP INC
filed 2005-08-05
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were 7,169,929 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	JUNE 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$49,878	$37,532
Federal funds sold	707	502
Interest-bearing deposits in banks	393	1,292
Securities (market value: 2005, $234,522; 2004, $292,496)	234,291	292,158
Loans held for sale	17,739	5,715
Loans receivable, net of allowance for loan losses, 2005, $12,664; 2004, $11,706	1,101,023	1,049,869
Bank premises and equipment, net	27,898	27,858
Interest receivable	5,642	5,716
Core deposit intangibles, net	4,765	5,553
Goodwill	13,896	14,033
Other real estate owned	—	5
Other assets	9,665	9,375

Total assets	$1,465,897	$1,449,608

LIABILITIES
Deposits:
Noninterest-bearing	$265,137	$238,735
Interest-bearing	984,034	1,018,429

Total deposits	1,249,171	1,257,164
Federal funds purchased and securities sold under agreements to repurchase	14,550	21,155
Trust preferred capital notes	20,619	20,619
Short-term borrowings	11,126	815
Federal Home Loan Bank advances	30,020	14,060
Interest payable	2,275	2,120
Other liabilities	6,632	6,586
Commitments and contingent liabilities	—	—

Total liabilities	1,334,393	1,322,519

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $5 par value; 25,000,000 shares authorized; 2005: 7,169,929 shares issued and outstanding; 2004: 7,161,499 shares issued and outstanding;	35,850	35,807
Surplus	8,036	7,774
Retained earnings	87,413	81,869
Accumulated other comprehensive income, net	205	1,639

Total stockholders’ equity	131,504	127,089

Total liabilities and stockholders’ equity	$1,465,897	$1,449,608

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
	(unaudited)
Interest Income
Interest and fees on loans	$17,123	$14,239
Interest on deposits in other banks	3	1
Interest on investment securities:
Taxable	158	92
Interest and dividends on securities available for sale:
Taxable	1,443	2,125
Tax exempt	641	714
Dividends	125	77
Interest income on federal funds sold	12	7

Total interest income	19,505	17,255

Interest Expense
Interest on deposits	4,868	4,237
Interest on federal funds purchased and securities sold under agreements to repurchase	144	35
Interest on other short-term borrowings	51	44
Interest on FHLB advances	361	183
Interest on trust preferred capital notes	294	194

Total interest expense	5,718	4,693

Net interest income	13,787	12,562
Provision for loan losses	546	636

Net interest income after provision for loan losses	13,241	11,926
Noninterest Income
Retail banking fees	1,810	2,050
Commissions and fees from fiduciary activities	787	684
Investment fee income	180	147
Other operating income	329	232
Gain on sale of securities available for sale	295	—
Gain on sale of mortgage loans	684	836

Total noninterest income	4,085	3,949

Noninterest Expense
Compensation and employee benefits	6,049	5,948
Net occupancy expense	706	670
Supplies and equipment expenses	1,092	1,095
Amortization-intangible assets	159	174
Marketing	309	149
State franchise tax	223	141
Data processing	313	442
Telecommunications	229	268
Professional fees	267	290
Other operating expenses	1,454	1,458

Total noninterest expense	10,801	10,635

Income before income taxes	6,525	5,240
Income tax expense	2,054	1,555

Net income	$4,471	$3,685

Earnings per share, basic and diluted	$.62	$.51

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(unaudited)
Interest Income
Interest and fees on loans	$33,166	$28,294
Interest on deposits in other banks	7	2
Interest on investment securities:
Taxable	158	187
Interest and dividends on securities available for sale:
Taxable	3,249	4,557
Tax exempt	1,297	1,462
Dividends	192	124
Interest income on federal funds sold	20	9

Total interest income	38,089	34,635

Interest Expense
Interest on deposits	9,620	8,771
Interest on federal funds purchased and securities sold under agreements to repurchase	288	106
Interest on other short-term borrowings	221	144
Interest on FHLB advances	428	338
Interest on trust preferred capital notes	559	222

Total interest expense	11,116	9,581

Net interest income	26,973	25,054
Provision for loan losses	1,092	1,317

Net interest income after provision for loan losses	25,881	23,737
Noninterest Income
Retail banking fees	3,475	3,599
Commissions and fees from fiduciary activities	1,511	1,460
Investment fee income	361	345
Other operating income	566	521
Gain on sale of securities available for sale	296	—
Gain on sale of branches	411	—
Gain on sale of mortgage loans	1,159	1,481

Total noninterest income	7,779	7,406

Noninterest Expense
Compensation and employee benefits	12,096	11,808
Net occupancy expense	1,457	1,376
Supplies and equipment expenses	2,206	2,139
Amortization-intangible assets	327	347
Marketing	448	302
State franchise tax	454	310
Data processing	627	741
Telecommunications	497	524
Professional fees	397	491
Other operating expense	2,826	3,032

Total noninterest expense	21,335	21,070

Income before income taxes	12,325	10,073
Income tax expense	3,841	2,933

Net income	$8,484	$7,140

Earnings per share, basic	$1.18	$1.00

Earnings per share, diluted	$1.18	$.99

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, January 1, 2004	$35,764	$7,578	$72,255	$4,233		$119,830
Net income	—	—	7,140	—	$7,140	7,140
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,978)	—	—	—	—	(3,674)	—

Other comprehensive loss	—	—	—	(3,674)	(3,674)	(3,674)

Total comprehensive income, net	—	—	—	—	$3,466	—

Cash dividends ($.38 per share)	—	—	(2,724)	—		(2,724)
Issuance of common stock	24	139	—	—		163
Exercise of stock options	14	25	—	—		39

Balance, June 30, 2004	$35,802	$7,742	$76,671	$559		$120,774

Balance, January 1, 2005	$35,807	$7,774	$81,869	$1,639		$127,089
Net income	—	—	8,484	—	$8,484	8,484
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $669)					(1,242)	—
Reclassification adjustment (net of tax of $104)	—	—	—		(192)	—

Other comprehensive loss	—	—	—	(1,434)	(1,434)	(1,434)

Total comprehensive income	—	—	—	—	$7,050	—

Cash dividends ($.41 per share)	—	—	(2,940)	—		(2,940)
Issuance of common stock	13	72	—	—		85
Restricted stock compensation expense	—	92	—	—		92
Exercise of stock options	30	98	—	—		128

Balance, June 30, 2005	$35,850	$8,036	$87,413	$205		$131,504

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(unaudited)
OPERATING ACTIVITIES
Net income	$8,484	$7,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,614	1,524
Amortization of intangible assets	327	347
Provision for loan losses	1,092	1,317
Write-downs of other real estate	15	—
Deferred tax benefit	(367)	(386)
Pension expense	(31)	(110)
Gain on sale of premises and equipment	—	(4)
Gain on sale of securities available for sale	(296)	—
Gain on sale of branches	(411)	—
Gain on sale of mortgage loans	(1,159)	(1,481)
Proceeds from sale of mortgage loans	69,597	89,536
Origination of mortgage loans for sale	(80,462)	(91,130)
Amortization of security premiums and accretion of discounts, net	280	419
Changes in assets and liabilities:
Decrease in interest receivable	42	132
Decrease in other assets	1027	22
Increase (decrease) in interest payable	194	(108)
Increase (decrease) in other liabilities	78	(701)

Net cash provided by operating activities	24	6,517

INVESTING ACTIVITIES
Proceeds from maturities and principal payments of securities available for sale	56,378	72,995
Proceeds from sales and calls of securities available for sale	3,510	23
Purchase of securities available for sale	(4,213)	(14,637)
Net increase in loans	(61,203)	(73,006)
Proceeds from sale of premises and equipment	9	41
Purchase of premises and equipment	(1,974)	(1,132)
Proceeds from sale of other real estate	50	131
Additions to other real estate	(60)	—
Sale of branches, net of cash	(11,731)	—

Net cash used in investing activities	$(19,234)	$(15,585)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	6,684	3,975
Net increase in certificates of deposit	7,324	4,165
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(6,605)	(12,555)
Net increase (decrease) in short-term borrowings	10,311	(1,628)
Issuance of trust preferred capital notes	—	20,000
Proceeds from Federal Home Loan Bank advances	20,000	4,960
Principal payments on Federal Home Loan Bank advances	(4,040)	—
Proceeds from exercise of stock options	128	39
Cash dividends paid	(2,940)	(2,724)

Net cash provided by financing activities	30,862	16,232

Increase in cash and cash equivalents	11,652	7,164

CASH AND CASH EQUIVALENTS
Beginning of the period	39,326	45,178

End of the period	$50,978	$52,342

Supplemental Schedule of Noncash Investing/Financing Activities
Unrealized (losses) gain on securities available for sale	$(2,212)	$(5,652)

Other real estate acquired in settlement of loans	$—	$—

Restricted common stock issued	$85	$163

Restricted stock compensation expense	$92	$—

See accompanying notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, the results of operations for the six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report for the year ended December 31, 2004.

2.	The results of operations for the six month period ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value
Securities Held to Maturity:	June 30, 2005
	(unaudited)

Obligations of States and Political Subdivisions	$4,856	$5,087

	December 31, 2004
Obligations of States and Political Subdivisions	$5,849	$6,187

Securities Available for Sale:	June 30, 2005
	(unaudited)

U.S. Treasury securities	$7,006	$7,077
U.S. Government securities	74,190	72,578
State and municipals	66,491	68,936
Corporate bonds	7,035	7,179
Collateralized mortgage obligations	3,864	3,865
Mortgage-backed securities	61,064	60,595
Equity securities	1,193	1,437
Restricted stock	6,594	6,594
Other securities	1,174	1,174

	$228,611	$229,435

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2004
U.S. Treasury securities	$7,019	$7,196
U.S. Government securities	117,279	116,938
State and municipals	68,903	71,816
Corporate bonds	9,052	9,317
Collateralized mortgage obligations	4,433	4,459
Mortgage-backed securities	69,184	68,880
Equity securities	1,270	1,565
Restricted stock	5,406	5,406
Other securities	732	732

	$283,278	$286,309

The following table is information pertaining to securities with gross unrealized losses at June 30, 2005 and December 31, 2004. The aggregate unrealized loss is determined by summation of all the related securities that have a continuous loss as of those dates, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value as of those dates (Amounts in 000):

	Less than 12 months		12 Months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2005
U.S. Treasury securities and U.S. Government securities	$48,372	$1,761	$6,880	$162	$55,252	$1,923
Mortgage backed securities	23,077	166	25,594	471	48,671	637
State and municipals	893	3	4,230	82	5,123	85
Collateralized mortgage obligations	1,672	11	—	—	1,672	11

Subtotal debt securities	74,014	1,044	36,704	715	110,718	2,656

Preferred stock	$—	—	522	71	522	71

Total temporarily impaired securities	$74,014	$1,941	$37,226	$786	$111,240	$2,727

There are a total of 70 securities that have unrealized losses as of June 30, 2005, 25 U.S. Treasuries or agency securities, 30 U.S. Agency MBS securities, 13 municipal securities, one CMO, and one preferred stock security.

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

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2004
U.S. Treasury obligations and direct obligations of U.S. government agencies	$37,512	$600	$9,834	$166	$47,346	$766
Federal Agency mortgage backed securities	10,523	101	32,845	517	43,368	618
Obligations of State, County and municipal entities	6,307	60	777	16	7,084	76
Collaterallized mortgage obligations	1,793	4	—	—	1,793	4

Subtotal debt securities	56,135	765	43,456	699	99,591	1,464
Preferred stock	—	—	516	77	516	77

Total temporarily impaired securities	$56,135	$765	$43,972	$776	$100,107	$1,541

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	June 30, 2005	December 31, 2004
	(unaudited)
Real estate loans:
Construction	$126,288	$116,888
Secured by 1 – 4 family residential	315,290	315,648
Commercial and multifamily	540,888	495,549
Commercial, financial and agricultural loans	87,075	85,256
Consumer loans	41,122	44,379
All other loans	2,414	3,448

	1,113,077	1,061,168

Deferred loan costs	610	407
Allowance for loan losses	(12,664)	(11,706)

	$1,101,023	$1,049,869

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
Balance at January 1	$11,706	$9,743	$9,743

Recoveries added to the allowance	185	231	93
Loan losses charged to the allowance	(319)	(802)	(354)
Provision recorded to expense	1,092	2,534	1,317

Balance at end of period	$12,664	$11,706	$10,799

Information about impaired loans as of the periods indicated is as follows (000’s omitted):

	June 30, 2005	December 31, 2004
	(unaudited)

Impaired loans for which an allowance has been provided	$1,831	$3,410
Impaired loans for which an allowance has not been provided	3,944	4,905

Total impaired loans	5,775	8,315

Allowance provided for impaired loans, included in the allowance for loan losses	$768	$1,166

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	June 30, 2005	December 31, 2004
	(unaudited)
Federal Home Loan Bank overnight advances	$7,000	$—
Federal Reserve borrowings	689	815
Commercial paper	3,437	—

	$11,126	$815

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes overnight advances from the Federal Home Loan Bank of Atlanta for short term funding needs. The banking subsidiaries have available a combined $240 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, home equity loans, and commercial loans. As of June 30, 2005 the 1 to 4 family and home equity loans were pledged as collateral totaling $126 million. At December 31, 2004 only 1 to 4 family loans were pledged totaling $109 million.

The Company has unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand.

One of the Company’s affiliates has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The targeted threshold maximum amount available under this agreement is $6.0 million.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest.

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the six months ended June 30, 2005 or the year ended December 31, 2004.

7.	Long-term Debt:

The Company has outstanding fixed-rate, long-term debt with the Federal Home Loan Bank of Atlanta of $30.0 million at June 30, 2005 that matures through 2010. At June 30, 2005, the interest rates on the fixed-rate, long-term advances ranged from 1.96% to 6.69%. One advance requires quarterly principal payments, while the remainder of the advances requires either monthly or quarterly interest payments with principal due upon maturity. The average interest rate was 3.84% at June 30, 2005 with an average balance outstanding of $35.1 million.

The contractual maturities of long-term debt are as follows:

2005	$20
2006	15,000
2008	5,000
2010	10,000

$30,020

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Trust Preferred Capital Notes:

During the first quarter of 2005, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at June 30, 2005 was 5.82%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

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

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2005 and 2004. Potential dilutive stock had no effect on income available to common stockholders.

	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,166,969	$0.62	7,155,206	$0.51

Effect of dilutive securities:
Restricted shares	20,093		13,223
Stock options	27,109		27,920

Diluted earnings per share	7,214,171	$0.62	7,196,349	$0.51

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2005 and 2004. Potential dilutive stock had no effect on income available to common stockholders.

	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,165,128	$1.18	7,154,585	$1.00

Effect of dilutive securities:
Restricted shares	19,374		15,538
Stock options	28,052		29,824

Diluted earnings per share	7,212,554	$1.18	7,199,947	$0.99

In 2005 and 2004, stock options representing 8,260 and 17,383 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Compensation Plan:

At June 30, 2005, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2005	2004
Net income, as reported	$8,484	$7,140
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(42)	(36)

Pro forma net income	$8,442	$7,104

Earnings per share:
Basic – as reported	$1.18	$1.00

Basic – pro forma	$1.18	$0.99

Diluted – as reported	$1.18	$0.99

Diluted – pro forma	$1.17	$0.99

11.	Employee Benefit Plan:

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2003, and has approximately one hundred thirty six participants remaining in the plan. The components of net periodic benefit cost are as follows:

	Six Months Ended June 30,
	2005	2004
Service cost	$100	$98
Interest cost	128	135
Expected return on plan assets	(130)	(152)
Amortization of prior service cost	16	16
Amortization of net (gain) loss	30	9

Net periodic benefit cost	$144	$106

The Company made two quarterly cash contributions of $32 thousand each to the plan during the first half of 2005, and anticipates making quarterly installments for the remainder of the year.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Sale of Branches:

On February 16, 2005, the Company through its subsidiary, Planters Bank & Trust Company of Virginia, sold two branches located in Tazewell County, Virginia to the Bank of Tazewell County, an affiliate of National Bankshares, Inc. headquartered in Blacksburg, Virginia.

The sale included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Premium received on deposits transferred	$1,304

Liabilities transfered (at fair value):
Deposit accounts	$22,001
Other liabilities	39

Total liabilities transferred	$22,040

Assets sold (at fair value):
Cash	$228
Loans	8,844
Real estate and personal property	311
Other assets	32

Total assets sold	9,415

Net liabilities transferred	$11,321

Premium received on deposits transferred	$1,304
Less: Write-off of core deposit intangibles	465
Write-off of goodwill	138
Write-off of loan premium	115
Transaction costs	175

Net Gain on Sale	$411

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $327 thousand and $347 thousand for the six months ended June 30, 2005 and 2004, respectively.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense (excluding foreclosed property expense) by the sum of net interest income on a tax equivalent basis and non-interest income (excluding gain of sale of securities). This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

Results of Operations

VFG’s consolidated net income for the quarter ended June 30, 2005 amounted to $4.5 million or $.62 per diluted share, compared to earnings of $3.7 million or $.51 per diluted share for the quarter ended June 30, 2004. Net income increased 21.3% and diluted earnings per share increased 21.6% compared to second quarter 2004 results. The Company’s earnings for the second quarter produced an annualized return on average assets (ROA) of 1.22% and return on average equity (ROE) of 13.80%, compared to prior year ratios of 1.05% and 12.20%, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

For the first six months of 2005, net income was $8.5 million, up 18.8% from $7.1 million for the same period in 2004. Net income per diluted share was $1.18, up 19.2% from $.99 for the first six months of 2004. ROA and ROE for the six month period was 1.18% and 13.28%, respectively, compared to 1.02% and 11.86% for the same period in 2004.

Net Interest Income

Total revenue, comprised of net interest income and noninterest income, was $17.9 million for the second quarter of 2005, an increase of $1.4 million or 8.2% over $16.5 million in 2004. The largest component, net interest income, amounted to $13.8 million for the second quarter, up $1.2 million or 9.8% compared with $12.6 million for the same quarter in 2004. For the six months ended June 30, 2005, net interest income was $27.0 million, an increase of $1.9 million or 7.7% from $25.1 million for the same period in 2004. Improvements in the growth and mix of average earning assets, coupled with net interest margin expansion, were primarily contributors to this growth. The net interest margin for the second quarter of 2005 was 4.23%, up eight basis points sequentially compared to 4.15% for the first quarter of 2005, and up eighteen basis points when compared to 4.05% for the second quarter of 2004. The net interest margin for the six month period ended June 30, 2005 was 4.19%, compared to 4.07% for the same period in 2004.

The following tables provide information on average earning assets and interest-bearing liabilities for the three and six months ended June 30, 2005 and 2004 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $392 thousand and $448 thousand for the three months ended June 30, and $799 thousand and $910 thousand for the six months ended June 30, 2005 and 2004, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended June 30,
	2005			2004
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,102,991	$17,171	6.24%	$976,563	$14,297	5.89%
Investment securities
Taxable	179,428	1,726	3.86%	244,109	2,300	3.79%
Tax exempt	61,415	985	6.43%	66,608	1,097	6.62%

Total investments	240,843	2,711	4.52%	310,717	3,397	4.40%

Interest bearing deposits	220	3	5.47%	504	1	1.03%
Federal funds sold	1,368	12	3.52%	3,221	8	0.92%

	242,431	2,726	4.52%	314,442	3,406	4.36%

Total earning assets	1,345,422	19,897	5.93%	1,291,005	17,703	5.51%

Total nonearning assets	120,149			115,608

Total assets	$1,465,571			$1,406,613

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$195,952	$204	0.42%	$189,402	$185	0.39%
Money market	166,521	461	1.11%	170,698	375	0.88%
Savings	132,431	221	0.67%	141,020	235	0.67%
Time deposits:
Less than $100,000	363,045	2,827	3.12%	370,677	2,449	2.66%
$100,000 and more	134,441	1,155	3.45%	119,939	993	3.33%

Total interest-bearing deposits	992,390	4,868	1.97%	991,736	4,237	1.72%

Federal funds purchased and securities sold under agreements to repurchase	21,397	144	2.70%	21,633	34	0.63%
Trust preferred capital notes	20,619	294	5.72%	20,000	194	3.90%
Other short term borrowings	19,165	163	3.41%	10,813	46	1.71%
Federal Home Loan Bank advances	20,389	249	4.90%	14,118	182	5.20%

	81,570	850	4.18%	66,564	456	2.76%

Total interest-bearing liabilities	1,073,960	5,718	2.14%	1,058,300	4,693	1.78%

Total noninterest-bearing liabilities	261,639			226,867

Total liabilities	1,335,599			1,285,167
Stockholders’ equity	129,972			121,446

Total liabilities and stockholders’ equity	$1,465,571			$1,406,613

Net interest income (tax equivalent)		$14,179			$13,010

Average interest rate spread			3.79%			3.73%
Interest expense as percentage of average earning assets			1.70%			1.46%
Net interest margin			4.23%			4.05%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Six months ended June 30,
	2005			2004
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,087,577	$33,267	6.17%	$959,816	$28,411	5.95%
Investment securities
Taxable	185,563	3,599	3.91%	250,962	4,874	3.91%
Tax exempt	61,868	1,995	6.50%	68,759	2,248	6.57%

Total investments	247,431	5,594	4.56%	319,721	7,122	4.48%

Interest bearing deposits	370	7	3.82%	526	2	0.78%
Federal funds sold	1,246	20	3.24%	2,040	10	0.93%

	249,047	5,621	4.55%	322,287	7,134	4.45%

Total earning assets	1,336,624	38,888	5.87%	1,282,103	35,545	5.57%

Total nonearning assets	119,347			123,044

Total assets	$1,455,971			$1,405,147

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$197,385	$399	0.41%	$192,967	$570	0.59%
Money market	170,358	943	1.12%	169,963	781	0.92%
Savings	133,996	443	0.67%	139,020	484	0.70%
Time deposits:
Less than $100,000	366,258	5,588	3.08%	371,508	4,956	2.68%
$100,000 and more	131,310	2,247	3.45%	117,896	1,980	3.38%

Total interest-bearing deposits	999,307	9,620	1.94%	991,354	8,771	1.78%

Federal funds purchased and securities sold under agreements to repurchase	22,203	288	2.62%	28,024	106	0.76%
Trust preferred capital notes	20,619	559	5.47%	11,538	222	3.87%
Other short term borrowings	14,418	221	3.09%	18,614	144	1.56%
Federal Home Loan Bank advances	17,241	428	5.01%	11,820	338	5.75%

	74,481	1,496	4.05%	69,996	810	2.33%

Total interest-bearing liabilities	1,073,788	11,116	2.09%	1,061,350	9,581	1.82%

Total noninterest-bearing liabilities	253,315			222,708

Total liabilities	1,327,103			1,284,058
Stockholders’ equity	128,868			121,089

Total liabilities and stockholders’ equity	$1,455,971			$1,405,147

Net interest income (tax equivalent)		$27,772			$25,964

Average interest rate spread			3.78%			3.75%
Interest expense as percentage of average earning assets			1.68%			1.50%
Net interest margin			4.19%			4.07%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total noninterest income was $4.1 million for the second quarter of 2005, an increase of $136 thousand or 3.4% compared to $4.0 million for the second quarter of 2004. Included in the 2005 results is a gain of $318 thousand in connection with the sale of a community bank stock investment during the quarter. Retail banking fees decreased $240 thousand or 11.7% to $1.8 million, compared to $2.1 million in the second quarter of 2004. VFG is experiencing a fifteen percent decline in the volume of NSF items as compared to the same period in 2004, which can be attributed to trends noted with respect to a corresponding decrease in paper items processed and increase in pre-authorized electronic banking transactions such as ATM and debit card transactions. VFG experienced lower revenues from mortgage operations, with mortgage banking fees amounting to $684, a decrease of $152 thousand or 18.2%, as compared to $836 thousand for the second quarter of 2004, but up sequentially $209 thousand or 44.0% from the first quarter of 2005. Mortgage loans available for sale increased to $17.7 million, an increase of $8.0 million or 81.9% from March 31, 2005. Trust and brokerage revenues for the second quarter were $967 thousand, up $136 thousand or 16.4% compared to $831 thousand in the second quarter of 2004.

Total noninterest income was $7.8 million for the six months ended June 30, 2005, an increase of $272 thousand or 5.0% compared to $7.4 million for the same period in 2004. Included in the 2005 results is a gain of $318 thousand in connection with the sale of a community bank stock investment, and a gain of $411 thousand realized on the sale of two branches in Tazewell County, Virginia during the first quarter. Aforementioned decreases in retail banking fees and mortgage revenue were similar for the six month period.

Noninterest Expense

Noninterest expense for the second quarter of 2005 amounted to $10.8 million, up $166 thousand or 1.6% from $10.6 million for the same period in 2004, and up sequentially $267 thousand or 2.5% from the first quarter of 2005. For the six month period ended June 30, 2005, noninterest expense amounted to $21.3 million, an increase of $265 thousand or 1.3% over $21.1 million the same period in 2004. The relatively modest increases are attributable to a fairly stable full-time equivalent employee count and related costs associated with health and welfare benefits, a decrease in operating expenses associated with the Tazewell branch divesture, a decrease in incentives associated with loan production offices and mortgage divisions, and general improvements in overall efficiency. VFG anticipates the rate of increase in overhead to increase to a more normalized level as it accelerates its expansion efforts and implements several sales and credit training initiatives in the second half of 2005. VFG’s efficiency ratio was 60.0% for the quarter, compared to 62.7% for the same quarter in 2004. For the six month period ended June 30, 2005, the efficiency ratio was 60.4%, compared to 63.1% for the same period in 2004.

Income Taxes

Income tax expense for the second quarter of 2005 amounted to $2.1 million resulting in an effective tax rate of 31.5% compared to $1.6 million, or 29.7%, for the second quarter of 2004. . For the six month period ended June 30, 2005, income tax expense amounted to $3.8 million, resulting in an effective tax rate of 31.2% compared to $2.9 million, or 29.1% for the same period in 2004. The increase in the effective tax rate for the quarter and six month period is a result of a decrease in earnings from tax-exempt assets as a percentage of total income. The rate of loan growth has resulted in a decrease in the securities component of the Company’s balance sheet, resulting in less municipal security holdings and related tax exempt interest.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

Asset quality remains strong, with VFG’s ratio of non-performing assets as a percentage of total assets amounting to .11% as of June 30, 2005, compared to .31% at June 30, 2004 and .15% at March 31, 2005. Net charge-offs as a percentage of average loans receivable amounted to .01% for the quarter and .01% for the six month period ended June 30, 2005, compared to .01% and .03% for the same periods in 2004. At June 30, 2005, the allowance for loan losses was approximately eight times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.14%, up slightly from 1.10% at December 31, 2004. This increase is consistent with additional perceived credit risk due to pressure on borrower cash flows associated with higher interest and energy costs, and growth in the commercial real estate component of the portfolio during the period. The Company decreased its provision for loan losses by $90 thousand or 14.2%, from $636 thousand for the three months ended June 30, 2004 compared to $546 thousand for the three months ended June 30, 2005. For the six month period ended June 30, 2005, the provision for loan losses was $1.1 million, a decrease of $225 thousand or 17.1% compared to the same period in 2004. These decreases are consistent with a slightly decreased rate of growth and general improvement in asset quality during the periods.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	June 30, 2005	December 31, 2004	June 30, 2004
Non accrual loans	$1,347	$2,552	$2,325
Troubled debt restructurings	193	1,451	1,998
Other real estate owned	—	5	5
Loans past due as to principal or interest for 90 days or more accruing interest	—	—	13

Total nonperforming assets	$1,540	$4,008	$4,341

Nonperforming assets to total assets	.11%	.28%	.31%

Nonperforming assets to loans and other property	.14%	.38%	.44%

Allowance for loan losses as a percentage of loans receivable	1.14%	1.10%	1.08%

Allowance for loan losses as a percentage of nonperforming assets	822.34%	292.07%	248.77%

Net charge-offs as a percentage of average loans receivable	.01%	.06%	.03%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the six months ended June 30, 2005, the Company retained $5.5 million, or 65.3% of its net income. Stockholders’ equity increased by $4.4 million, reflecting the earnings retention and a decrease of $1.4 million in accumulated comprehensive income net of tax, which relates primarily to a universal decline in bond market valuations, resulting in a decrease in unrealized gains on securities available-for-sale during the period.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2005, that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of June 30, 2005 (000 omitted):

Tier 1 capital	$132,466
Tier 2 capital	12,774
Total risk-based capital	145,240
Total risk-weighted assets	1,175,050
Average adjusted total assets	1,446,214
Capital ratios:
Tier 1 risk-based capital ratio	11.27%
Total risk-based capital ratio	12.36%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.16%
Equity to assets ratio	8.97%
Tangible equity to assets ratio	7.80%

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

Supervisory Agreement Regarding Bank Secrecy Act Compliance

VFG continues to actively work with the Federal Reserve Bank of Richmond to improve the Company’s compliance with Bank Secrecy Act (“BSA”) regulations. The Federal Reserve Bank’s most recent review was

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

conducted during the second quarter, and identified one area in which the regulator thought that some further refinement was needed before it would consider lifting the supervisory agreement. Since that notification, management has developed and substantially implemented a response, and plans to have the Federal Reserve revisit the area noted during the third quarter. It is anticipated that a termination of the agreement could come soon thereafter, and VFG has initiated construction on new branches in anticipation that approvals will be in hand by completion of branch construction. While there can be no assurance that this matter will be resolved in the timeline outlined above, VFG is confident that this matter is close to a resolution.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements

Access to Filings

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Virginia Financial Group, Inc. was held on April 19, 2005.

The following directors were elected for terms expiring in 2008:

	For	Against
E. Page Butler	4,897,636	189,143
Gregory L. Fisher	4,904,640	182,139
Christopher M. Hallberg	4,909,294	177,485
Martin F. Lightsey	4,902,405	184,374

The following directors’ term of office continued after the meeting:

Lee S. Baker	O. R. Barham, Jr.
Fred D. Bowers	Taylor E. Gore
Jan S. Hoover	P. William Moore, Jr.
H. Wayne Parrish	Thomas F. Williams, Jr.

Votes were cast in ratification of the selection of Yount, Hyde & Barbour, P.C. as external auditors of the Company for fiscal 2005.

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
August 5, 2005

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 5, 2005