Form 10-Q
period 2005-09-30
VIRGINIA FINANCIAL GROUP INC
filed 2005-11-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 1, 2005, there were 7,170,951 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$37,800	$37,532
Federal funds sold	14,834	502
Interest-bearing deposits in banks	240	1,292
Securities (market value: 2005, $219,482; 2004, $292,496)	219,354	292,158
Loans held for sale	11,896	5,715
Loans receivable, net of allowance for loan losses, 2005, $13,128; 2004, $11,706	1,151,915	1,049,869
Bank premises and equipment, net	33,236	27,858
Interest receivable	5,931	5,716
Core deposit intangibles, net	4,607	5,553
Goodwill	13,896	14,033
Other real estate owned	41	5
Other assets	11,143	9,375

Total assets	$1,504,893	$1,449,608

LIABILITIES
Deposits:
Noninterest-bearing	$257,019	$238,735
Interest-bearing	1,011,810	1,018,429

Total deposits	1,268,829	1,257,164
Federal funds purchased and securities sold under agreements to repurchase	15,650	21,155
Other short-term borrowings	21,831	815
Federal Home Loan Bank advances	35,000	14,060
Trust preferred capital notes	20,619	20,619
Interest payable	2,027	2,120
Other liabilities	6,828	6,586
Commitments and contingent liabilities	—	—

Total liabilities	1,370,784	1,322,519

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $5 par value; 25,000,000 shares authorized; 2005: 7,170,829 shares issued and outstanding; 2004: 7,161,499 shares issued and outstanding;	35,854	35,807
Surplus	8,108	7,774
Retained earnings	90,627	81,869
Accumulated other comprehensive income (loss), net	(480)	1,639

Total stockholders’ equity	134,109	127,089

Total liabilities and stockholders’ equity	$1,504,893	$1,449,608

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(unaudited)
Interest Income
Interest and fees on loans	$18,335	$14,969
Interest on deposits in other banks	4	1
Interest on investment securities:
Taxable	72	92
Interest and dividends on securities available for sale:
Taxable	1,460	2,023
Tax exempt	641	696
Dividends	79	132
Interest income on federal funds sold	106	23

Total interest income	20,697	17,936

Interest Expense
Interest on deposits	5,195	4,322
Interest on federal funds purchased and securities sold under agreements to repurchase	135	47
Interest on other short-term borrowings	69	5
Interest on FHLB advances	313	181
Interest on trust preferred capital notes	328	220

Total interest expense	6,040	4,775

Net interest income	14,657	13,161
Provision for loan losses	503	636

Net interest income after provision for loan losses	14,154	12,525
Noninterest Income
Retail banking fees	1,745	2,011
Commissions and fees from fiduciary activities	696	676
Brokerage fee income	158	169
Other operating income	249	252
Gain on sale of mortgage loans	1,022	534

Total noninterest income	3,870	3,642

Noninterest Expense
Compensation and employee benefits	6,456	5,793
Net occupancy expense	787	697
Supplies and equipment expenses	919	1,085
Amortization-intangible assets	158	173
Marketing	296	165
Franchise tax	208	145
Data processing	315	350
Telecommunications	273	227
Professional fees	232	162
Other operating expenses	1,450	1,636

Total noninterest expense	11,094	10,433

Income before income taxes	6,930	5,734
Income tax expense	2,211	1,743

Net income	$4,719	$3,991

Earnings per share, basic	$.66	$.56

Earnings per share, diluted	$.65	$.55

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(unaudited)
Interest Income
Interest and fees on loans	$51,501	$43,263
Interest on deposits in other banks	11	3
Interest on investment securities:
Taxable	241	279
Interest and dividends on securities available for sale:
Taxable	4,726	6,580
Tax exempt	1,937	2,158
Dividends	261	256
Interest income on federal funds sold	126	32

Total interest income	58,803	52,571

Interest Expense
Interest on deposits	14,815	13,093
Interest on federal funds purchased and securities sold under agreements to repurchase	423	161
Interest on other short-term borrowings	289	141
Interest on FHLB advances	742	519
Interest on trust preferred capital notes	904	442

Total interest expense	17,173	14,356

Net interest income	41,630	38,215
Provision for loan losses	1,595	1,953

Net interest income after provision for loan losses	40,035	36,262
Noninterest Income
Retail banking fees	5,219	5,610
Commissions and fees from fiduciary activities	2,207	2,136
Brokerage fee income	519	514
Other operating income	800	773
Gain on sale of securities available for sale	296	—
Gain on sale of branches	421	—
Gain on sale of mortgage loans	2,181	2,015

Total noninterest income	11,643	11,048

Noninterest Expense
Compensation and employee benefits	18,552	17,601
Net occupancy expense	2,184	2,073
Supplies and equipment expenses	3,127	3,224
Amortization-intangible assets	485	520
Marketing	754	467
Franchise tax	662	455
Data processing	942	1,091
Telecommunications	770	794
Professional fees	629	653
Other operating expense	4,319	4,624

Total noninterest expense	32,424	31,502

Income before income taxes	19,254	15,808
Income tax expense	6,051	4,677

Net income	$13,203	$11,131

Earnings per share, basic	$1.84	$1.56

Earnings per share, diluted	$1.83	$1.55

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2004	$35,764	$7,578	$72,255	$4,233		$119,830
Net income	—	—	11,131	—	$11,131	11,131
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $716)	—	—	—	—	(1,330)	—

Other comprehensive loss	—	—	—	(1,330)	(1,330)	(1,330)

Total comprehensive income, net	—	—	—	—	$9,801	—

Cash dividends ($.58 per share)	—	—	(4,154)	—		(4,154)
Stock-based compensation expense	24	139	—	—		163
Exercise of stock options	14	25	—	—		39

Balance, September 30, 2004	$35,802	$7,742	$79,232	$2,903		$125,679

Balance, January 1, 2005	$35,807	$7,774	$81,869	$1,639		$127,089
Net income	—	—	13,203	—	$13,203	13,203
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,037)					(1,927)	—
Reclassification adjustment (net of tax of $104)	—	—	—	—	(192)	—

Other comprehensive loss	—	—	—	(2,119)	(2,119)	(2,119)

Total comprehensive income	—	—	—	—	$11,084	—

Cash dividends ($.62 per share)	—	—	(4,445)	—		(4,445)
Stock-based compensation expense	17	236	—	—		253
Exercise of stock options	30	98	—	—		128

Balance, September 30, 2005	$35,854	$8,108	$90,627	$(480)		$134,109

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(unaudited)
OPERATING ACTIVITIES
Net income	$13,203	$11,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,267	2,783
Amortization of intangible assets	485	520
Provision for loan losses	1,595	1,953
Write-downs of other real estate	15	—
Deferred tax benefit	(556)	(729)
Employee benefit plan payments	(65)	—
Stock-based compensation expense	253	163
Gain on sale of premises and equipment	(427)	(5)
Gain on sale of securities available for sale	(296)	—
Gain on sale of branches	(421)	—
Gain on sale of mortgage loans	(2,181)	(2,015)
Proceeds from sale of mortgage loans	117,744	121,809
Origination of mortgage loans for sale	(121,744)	(120,544)
Amortization of security premiums and accretion of discounts, net	427	609
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(247)	245
(Increase) decrease in other assets	607	(1,330)
Decrease in interest payable	(54)	(87)
Increase in other liabilities	317	567

Net cash provided by operating activities	$10,922	$15,070

INVESTING ACTIVITIES
Proceeds from maturities and principal payments of securities available for sale	71,828	87,342
Proceeds from sales and calls of securities available for sale	3,965	38
Purchase of securities available for sale	(7,058)	(23,679)
Net increase in loans	(112,699)	(111,214)
Proceeds from sale of premises and equipment	442	48
Purchase of premises and equipment	(7,971)	(1,743)
Proceeds from sale of other real estate	50	131
Sale of branches, net of cash	(11,731)	—

Net cash used in investing activities	$(63,174)	$(49,077)

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(unaudited)
FINANCING ACTIVITIES
Net increase in demand, money market and savings deposits	$22,546	$25,290
Net increase in certificates of deposit	11,120	14,657
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(5,505)	(12,995)
Net increase (decrease) in short-term borrowings	21,016	(6,286)
Issuance of trust preferred capital notes	—	20,000
Proceeds from Federal Home Loan Bank advances	30,000	4,940
Principal payments on Federal Home Loan Bank advances	(9,060)	—
Proceeds from exercise of stock options	128	39
Cash dividends paid	(4,445)	(4,154)

Net cash provided by financing activities	$65,800	$41,491

Increase in cash and cash equivalents	$13,548	$7,484
CASH AND CASH EQUIVALENTS
Beginning of the period	39,326	45,178

End of the period	$52,874	$52,662

Supplemental Schedule of Noncash Investing/Financing Activities
Unrealized (losses) gain on securities available for sale	$(3,260)	$2,046

Other real estate acquired in settlement of loans	$101	$—

Stock-based compensation expense	$253	$163

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.	The results of operations for the nine month period ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

Securities Held to Maturity:

	Amortized Cost	Fair Value

	September 30, 2005
	(unaudited)
Obligations of States and Political Subdivisions	$4,284	$4,412

	December 31, 2004
Obligations of States and Political Subdivisions	$5,849	$6,187

Securities Available for Sale:

	September 30, 2005
	(unaudited)
U.S. Treasury securities	$7,001	$7,030
U.S. Government securities	65,079	63,821
State and municipals	68,270	70,129
Corporate bonds	6,028	6,112
Collateralized mortgage obligations	3,585	3,562
Mortgage-backed securities	56,750	55,574
Equity securities	1,367	1,623
Restricted stock	6,618	6,618
Other securities	601	601

	$215,299	$215,070

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2004
U.S. Treasury securities	$7,019	$7,196
U.S. Government securities	117,279	116,938
State and municipals	68,903	71,816
Corporate bonds	9,052	9,317
Collateralized mortgage obligations	4,433	4,459
Mortgage-backed securities	69,184	68,880
Equity securities	1,270	1,565
Restricted stock	5,406	5,406
Other securities	732	732

	$283,278	$286,309

The following tables show information pertaining to securities with gross unrealized losses at September 30, 2005 and December 31, 2004. The aggregate unrealized loss is determined by summation of all the related securities that have a continuous loss as of those dates, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value as of those dates (Amounts in 000):

	Less than 12 months		12 Months or more		Total
Description of Securities September 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and
U.S. Government securities	$15,935	$155	$37,825	$1,181	$53,760	$1,336
Mortgage backed securities	24,750	505	26,488	767	51,238	1,272
State and municipals	9,806	83	3,027	88	12,833	171
Collateralized mortgage obligations	1,597	22	—	—	1,597	22

Subtotal debt securities	52,088	765	67,340	2,036	119,428	2,801

Preferred stock	$—	—	505	88	505	88

Total temporarily impaired securities	$52,088	$765	$67,845	$2,124	$119,933	$2,889

There are a total of 88 securities that have unrealized losses as of September 30, 2005, 24 U.S. Treasuries or agency securities, 32 U.S. Agency MBS securities, 30 municipal securities, one CMO, and one preferred stock security.

The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. VFG has the ability to hold these securities until maturity.

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

Description of Securities December 31, 2004	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury obligations and direct obligations of U.S. government agencies	$37,512	$600	$9,834	$166	$47,346	$766
Federal Agency mortgage backed securities	10,523	101	32,845	517	43,368	618
Obligations of State, County and municipal entities	6,307	60	777	16	7,084	76
Collaterallized mortgage obligations	1,793	4	—	—	1,793	4

Subtotal debt securities	56,135	765	43,456	699	99,591	1,464
Preferred stock	—	—	516	77	516	77

Total temporarily impaired securities	$56,135	$765	$43,972	$776	$100,107	$1,541

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	September 30, 2005	December 31, 2004
	(unaudited)
Real estate loans:
Construction	$132,073	$116,888
Secured by 1 – 4 family residential	325,860	315,648
Commercial and multifamily	577,243	495,549
Commercial, financial and agricultural loans	84,951	85,256
Consumer loans	41,943	44,379
All other loans	2,496	3,448

	1,164,566	1,061,168

Deferred loan costs	477	407
Allowance for loan losses	(13,128)	(11,706)

	$1,151,915	$1,049,869

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	September 30, 2005	December 31, 2004	September 30, 2004
	(unaudited)		(unaudited)
Balance, January 1	$11,706	$9,743	$9,743
Recoveries	230	231	142
Loan charged off	(403)	(802)	(538)
Provision for loan losses	1,595	2,534	1,953

Balance, ending	$13,128	$11,706	$11,300

Information about impaired loans as of the periods indicated is as follows (000’s omitted):

	September 30, 2005	December 31, 2004
	(unaudited)
Impaired loans for which an allowance has been provided	$1,774	$3,410
Impaired loans for which an allowance has not been provided	3,895	4,905

Total impaired loans	5,669	8,315

Allowance provided for impaired loans, included in the allowance for loan losses	$728	$1,166

6.	Short-term Borrowings:

Outstanding short-term borrowings consisted of (000’s omitted):

	September 30, 2005	December 31, 2004
	(unaudited)
Federal Home Loan Bank overnight advances	$5,000	$—
Federal Reserve borrowings	866	815
Commercial paper	15,965	—

	$21,831	$815

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes overnight advances from the Federal Home Loan Bank of Atlanta for short term funding needs. The banking subsidiaries have available a combined $240 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, home equity loans, and commercial loans. As of September 30, 2005 the 1 to 4 family and home equity loans were pledged as collateral totaling $145 million. At December 31, 2004 only 1 to 4 family loans were pledged totaling $109 million.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand.

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

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the nine months ended September 30, 2005 or the year ended December 31, 2004.

7.	Long-term Debt:

The Company has outstanding fixed-rate, long-term debt with the Federal Home Loan Bank of Atlanta of $35.0 million at September 30, 2005 that matures through 2010. At September 30, 2005, the interest rates on the fixed-rate, long-term advances ranged from 1.96% to 6.69%. The advances require either monthly or quarterly interest payments with principal due upon maturity. The average interest rate was 3.51% at September 30, 2005 with an average balance outstanding of $31.1 million for the third quarter 2005.

The contractual maturities of long-term debt are as follows:

2006	$15,000
2008	10,000
2010	10,000

$35,000

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Trust Preferred Capital Notes:

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at September 30, 2005 was 6.75%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The Trust Preferred Capital Notes may be included in Tier I capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital. All of VFG’s trust preferred capital notes are included in Tier 1 capital.

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

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2005 and 2004. Potential dilutive stock had no effect on income available to common stockholders.

	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,170,525	$0.66	7,160,417	$0.56

Effect of dilutive securities:
Restricted shares	18,915		13,223
Stock options	29,806		28,001

Diluted earnings per share	7,219,246	$0.65	7,201,641	$0.55

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2005 and 2004. Potential dilutive stock had no effect on income available to common stockholders.

	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,166,947	$1.84	7,157,833	$1.56

Effect of dilutive securities:
Restricted shares	19,221		14,766
Stock options	28,637		29,216

Diluted earnings per share	7,214,805	$1.83	7,201,815	$1.55

In 2005 and 2004, stock options representing 8,260 and 17,383 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Compensation Plan:

At September 30, 2005, the Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (000’s omitted).

	2005	2004
Net income, as reported	$13,203	$11,131
Deduct: total stock-based employee compensation expense determined based on fair value method for all awards	(62)	(53)

Pro forma net income	$13,141	$11,078

Earnings per share:
Basic – as reported	$1.84	$1.56

Basic – pro forma	$1.83	$1.55

Diluted – as reported	$1.83	$1.55

Diluted – pro forma	$1.82	$1.54

11.	Employee Benefit Plan:

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2003, and has approximately one hundred thirty-six participants remaining in the plan. The components of net periodic benefit cost are as follows:

	Nine Months Ended September 30,
	2005	2004
Service cost	$150	$147
Interest cost	192	203
Expected return on plan assets	(195)	(228)
Amortization of prior service cost	24	24
Amortization of net (gain) loss	45	13

Net periodic benefit cost	$216	$159

The Company made cash contributions of $65 thousand to the plan during the first nine months of 2005, and anticipates paying another $65 thousand during the fourth quarter.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Sale of Branches:

On February 16, 2005, the Company through its subsidiary, Planters Bank & Trust Company of Virginia, sold two branches located in Tazewell County, Virginia to the Bank of Tazewell County, an affiliate of National Bankshares, Inc. headquartered in Blacksburg, Virginia.

The sale included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Premium received on deposits transferred	$1,304

Liabilities transfered (at fair value):
Deposit accounts	$22,001
Other liabilities	39

Total liabilities transferred	$22,040

Assets sold (at fair value):
Cash	$228
Loans	8,844
Real estate and personal property	311
Other assets	32

Total assets sold	9,415

Net liabilities transferred	$11,321

Premium received on deposits transferred	$1,304
Less: Write-off of core deposit intangibles	465
Write-off of goodwill	138
Write-off of loan premium	115
Transaction costs	165

Net Gain on Sale	$421

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

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust company provides a variety of wealth management and personal trust services including estate

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Each affiliate is run autonomously, with the holding company providing common services such as corporate finance, marketing, human resources, deposit operations, information technology, compliance, audit and loan review.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $485 thousand and $520 thousand for the nine months ended September 30, 2005 and 2004, respectively.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense (excluding foreclosed property expense) by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gain of sale of securities). This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

Results of Operations

VFG’s consolidated net income for the quarter ended September 30, 2005 amounted to $4.7 million or $.65 per diluted share, compared to earnings of $4.0 million or $.55 per diluted share for the quarter ended September 30, 2004. Net income increased 18.2% and diluted earnings per share increased 18.2% compared to third quarter 2004 results. The Company’s earnings for the third quarter produced an annualized return on average assets (ROA) of 1.26% and return on average equity (ROE) of 14.03%, compared to prior year ratios of 1.11% and 12.99%, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

For the first nine months of 2005, net income was $13.2 million, up 18.6% from $11.1 million for the same period in 2004. Net income per diluted share was $1.83, up 18.1% from $1.55 for the first nine months of 2004. ROA and ROE for the nine month period was 1.20% and 13.60%, respectively, compared to 1.05% and 12.24% for the same period in 2004.

Net Interest Income

Total revenue, comprised of net interest income and noninterest income, was $18.5 million for the third quarter of 2005, an increase of $1.7 million or 10.3% over $16.8 million in 2004. The largest component, net interest income, amounted to $14.7 million for the third quarter, up $1.5 million or 11.4% compared with $13.2 million for the same quarter in 2004. For the nine months ended September 30, 2005, net interest income was $41.6 million, an increase of $3.4 million or 8.9% from $38.2 million for the same period in 2004. Improvements in the growth and mix of average earning assets, coupled with net interest margin expansion, were the primary contributors to this growth. The net interest margin for the third quarter of 2005 was 4.36%, up thirteen basis points sequentially compared to 4.23% for the second quarter of 2005, and up twenty-two basis points when compared to 4.14% for the third quarter of 2004. The net interest margin for the nine month period ended September 30, 2005 was 4.25%, compared to 4.09% for the same period in 2004.

The following tables provide information on average earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2005 and 2004 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $394 thousand and $436 thousand for the three months ended September 30, 2005 and 2004 and $1.2 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended September 30,
	2005			2004
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,130,355	$18,383	6.45%	$1,009,099	$15,028	5.92%
Investment securities
Taxable	164,792	1,610	3.88%	226,491	2,249	3.95%
Tax exempt	61,207	988	6.40%	65,268	1,072	6.53%

Total investments	225,999	2,598	4.56%	291,759	3,321	4.53%
Interest bearing deposits	823	4	1.93%	323	1	1.03%
Federal funds sold	12,422	106	3.39%	5,962	22	0.92%

	239,244	2,708	4.49%	298,044	3,344	4.46%

Total earning assets	1,369,599	21,091	6.11%	1,307,143	18,372	5.59%

Total nonearning assets	110,549			118,198

Total assets	$1,480,148			$1,425,341

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$189,899	$202	0.42%	$196,015	$185	0.38%
Money market	176,364	601	1.35%	181,754	414	0.91%
Savings	130,959	222	0.67%	144,072	233	0.64%
Time deposits:
Less than $100,000	363,943	2,883	3.14%	369,101	2,470	2.66%
$100,000 and more	138,015	1,287	3.70%	122,270	1,020	3.32%

Total interest-bearing deposits	999,180	5,195	2.06%	1,013,212	4,322	1.70%
Federal funds purchased and securities sold under agreements to repurchase	17,607	135	3.04%	21,755	46	0.84%
Trust preferred capital notes	20,619	328	6.31%	20,000	221	4.40%
Other short term borrowings	11,702	69	2.34%	1,293	5	1.54%
Federal Home Loan Bank advances	31,105	313	3.99%	13,505	181	5.33%

	81,033	845	4.14%	56,553	453	3.19%

Total interest-bearing liabilities	1,080,213	6,040	2.22%	1,069,765	4,775	1.78%

Total noninterest-bearing liabilities	266,491			233,346

Total liabilities	1,346,704			1,303,111
Stockholders’ equity	133,444			122,230

Total liabilities and stockholders’ equity	$1,480,148			$1,425,341

Net interest income (tax equivalent)		$15,051			$13,597

Average interest rate spread			3.89%			3.81%
Interest expense as percentage of average earning assets			1.75%			1.45%
Net interest margin			4.36%			4.14%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Nine months ended September 30,
	2005			2004
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,102,011	$51,650	6.27%	$976,363	$43,439	5.94%
Investment securities
Taxable	178,407	5,216	3.91%	242,746	7,115	3.92%
Tax exempt	61,645	2,999	6.50%	67,586	3,328	6.58%

Total investments	240,052	8,215	4.58%	310,332	10,443	4.49%
Interest bearing deposits	524	11	2.81%	458	3	0.78%
Federal funds sold	6,417	126	2.63%	3,357	32	0.93%

	246,993	8,352	4.53%	314,147	10,478	4.46%

Total earning assets	1,349,004	60,002	5.95%	1,290,510	53,917	5.58%

Total nonearning assets	116,140			121,418

Total assets	$1,465,144			$1,411,928

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$194,863	$601	0.41%	$193,991	$754	0.52%
Money market	172,382	1,544	1.20%	173,922	1,195	0.92%
Savings	132,972	665	0.67%	140,716	718	0.68%
Time deposits:
Less than $100,000	365,460	8,454	3.09%	370,700	7,426	2.68%
$100,000 and more	133,570	3,551	3.55%	119,364	3,000	3.36%

Total interest-bearing deposits	999,247	14,815	1.98%	998,693	13,093	1.75%
Federal funds purchased and securities sold under agreements to repurchase	22,868	423	2.47%	25,919	161	0.83%
Trust preferred capital notes	20,619	904	5.86%	14,380	442	4.11%
Other short term borrowings	13,503	289	2.86%	12,798	141	1.47%
Federal Home Loan Bank advances	21,913	742	4.53%	12,585	519	5.51%

	78,903	2,358	4.00%	65,682	1,263	2.57%

Total interest-bearing liabilities	1,078,150	17,173	2.13%	1,064,375	14,356	1.80%

Total noninterest-bearing liabilities	257,195			226,081

Total liabilities	1,335,345			1,290,456
Stockholders’ equity	129,799			121,472

Total liabilities and stockholders’ equity	$1,465,144			$1,411,928

Net interest income (tax equivalent)		$42,829			$39,561

Average interest rate spread			3.82%			3.78%
Interest expense as percentage of average earning assets			1.70%			1.49%
Net interest margin			4.25%			4.09%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total noninterest income was $3.9 million for the third quarter of 2005, an increase of $228 thousand or 6.3% compared to $3.6 million for the third quarter of 2004. By far the largest contributor to this increase was a $488 thousand or 91% increase in mortgage banking fees, up to $1.0 million in the third quarter of 2005 from $534 thousand for the same quarter a year ago. The addition of new lenders in a continuing favorable interest rate environment account for the growth in the mortgage banking business. Retail banking fees decreased $266 thousand or 13.2% to $1.7 million, compared to $2.0 million in the third quarter of 2004. VFG continues to experience a decline in the volume of NSF items, which can be attributed to trends noted with respect to a corresponding decrease in paper items processed and increase in pre-authorized electronic banking transactions such as ATM and debit card transactions. Trust and brokerage revenues for the third quarter were $696 thousand, up $20 thousand or 2.9% compared to $676 thousand in the third quarter of 2004.

Total noninterest income was $11.6 million for the nine months ended September 30, 2005, an increase of $595 thousand or 5.4% compared to $11.0 million for the same period in 2004. Included in the 2005 results is a gain of $318 thousand in connection with the sale of a community bank stock investment, and a gain of $421 thousand realized on the sale of two branches in Tazewell County, Virginia during the first quarter. The aforementioned decrease in retail banking fees was similar for the nine month period, and mortgage banking fees were up $166 thousand or 8.2% for the first nine months of 2005 over the same period a year ago.

Noninterest Expense

Noninterest expense for the third quarter of 2005 totaled $11.1 million, up $661 thousand or 6.3% from $10.4 million for the same period in 2004, and up sequentially $293 thousand or 2.7% from the second quarter of 2005. For the nine month period ended September 30, 2005, noninterest expense was $32.4 million, an increase of $922 thousand or 2.9% over $31.5 million the same period a year ago. The relatively modest increases are attributable to a fairly stable full-time equivalent employee count and related costs associated with health and welfare benefits, a decrease in operating expenses associated with the Tazewell branch divesture, and general improvements in overall efficiency. VFG anticipates the rate of increase in overhead to be at a more normalized level as it accelerates its expansion efforts and implements several sales and credit training initiatives in the remainder of 2005 and into 2006. VFG’s efficiency ratio was 58.3% for the quarter, compared to 60.2% for the same quarter in 2004. For the nine month period ended September 30, 2005, the efficiency ratio was 59.6%, compared to 62.1% for the first nine months of 2004.

Income Taxes

Income tax expense for the third quarter of 2005 was $2.2 million resulting in an effective tax rate of 31.9% compared to $1.7 million, or 30.4%, for the third quarter of 2004. For the nine month period ended September 30, 2005, income tax expense amounted to $6.1 million, resulting in an effective tax rate of 31.4% compared to $4.7 million, or 29.6% for the same period in 2004. The increase in the effective tax rate for the quarter and nine month period is a result of a decrease in earnings from tax-exempt assets as a percentage of total income. The rate of loan growth has resulted in a decrease in the securities component of the Company’s balance sheet, resulting in less municipal security holdings and related tax exempt interest.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

Asset quality remains strong, with VFG’s ratio of non-performing assets as a percentage of total assets amounting to .11% at September 30, 2005, compared to .28% at September 30, 2004 and .28% at December 31, 2004. Net charge-offs as a percentage of average loans receivable amounted to .004% for the quarter and .02% for the nine month period ended September 30, 2005, compared to .01% and .04% for the same periods in 2004. At September 30, 2005, the allowance for loan losses was approximately eight times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.13%, up slightly from 1.10% at December 31, 2004. This increase is consistent with additional perceived credit risk due to pressure on borrower cash flows associated with higher interest and energy costs as well as growth in the commercial real estate component of the portfolio during the period. The Company decreased its provision for loan losses by $133 thousand or 20.9%, from $636 thousand for the three months ended September 30, 2004 compared to $503 thousand for the three months ended September 30, 2005. For the nine month period ended September 30, 2005, the provision for loan losses was $1.6 million, a decrease of $358 thousand or 18.3% compared to the same period in 2004. These decreases are consistent with a slightly decreased rate of growth in 2005 and general improvement in asset quality during the periods.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	September 30, 2005	December 31, 2004	September 30, 2004
Non accrual loans	$1,422	$2,552	$2,116
Troubled debt restructurings	173	1,451	1,937
Other real estate owned	41	5	5
Loans past due as to principal or interest for 90 days or more accruing interest	—	—	1

Total nonperforming assets	$1,636	$4,008	$4,059

Nonperforming assets to total assets	.11%	.28%	.28%

Nonperforming assets to loans and other property	.14%	.38%	.39%

Allowance for loan losses as a percentage of loans receivable	1.13%	1.10%	1.09%

Allowance for loan losses as a percentage of nonperforming assets	802.44%	292.07%	278.39%

Net charge-offs as a percentage of average loans receivable	.02%	.06%	.04%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the nine months ended September 30, 2005, the Company retained $8.8 million, or 66.3% of its net income. Stockholders’ equity increased by $7.0 million, reflecting the earnings retention and a decrease of $2.1 million in accumulated comprehensive income net of tax, which relates primarily to a universal decline in bond market valuations, resulting in a decrease in unrealized gains on securities available-for-sale during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2005, that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of September 30, 2005 (000 omitted):

Tier 1 capital	$135,921
Tier 2 capital	13,243
Total risk-based capital	149,164
Total risk-weighted assets	1,247,005
Average adjusted total assets	1,481,991
Capital ratios:
Tier 1 risk-based capital ratio	10.90%
Total risk-based capital ratio	11.96%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.17%
Equity to assets ratio	8.91%
Tangible equity to assets ratio	7.78%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition, and the Company’s overall financial condition. The Company’s primary sources of liquidity are cash, securities in our available for sale portfolio and a $15 million line of credit with a correspondent bank. In addition, the Banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

The liquidity of the Parent Company also represents an important aspect of liquidity management. The Parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

Supervisory Agreement Regarding Bank Secrecy Act Compliance

On October 28, 2005, VFG was notified that Planters Bank & Trust Company and Virginia Heartland Bank, wholly owned subsidiaries, successfully resolved the deficiencies cited in March 2004 written agreements with

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

the Federal Reserve Bank of Richmond concerning compliance with anti-money laundering policies and the requirements of the Bank Secrecy Act. Receipt of letters dated October 28, 2005 from the Federal Reserve Bank of Richmond formally communicated the termination of the Written Agreements.

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

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not impact the Company’s consolidated financial position and results of operations currently and the Company anticipates that the application of this statement will not have a material effect on its financial statements in 2006.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Access to Filings

The Company provides access to their SEC filings through the corporate Website at www.vfgi.net. After accessing the Website, the filings are available upon selecting the SEC Filings & Other Documents icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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
November 9, 2005

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 9, 2005