Form 10-K
period 2005-12-31
VIRGINIA FINANCIAL GROUP INC
filed 2006-03-14
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-22283

VIRGINIA FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1829288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 S. Main Street, Culpeper, Virginia 22701

(Address of principal executive offices, including zip code)

(540) 829-1633

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, $5.00 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated Filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005, was $245,246,326.

There were 7,177,323 shares of common stock outstanding as of March 3, 2006.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 18, 2006, are incorporated by reference in Part III of this report.

VIRGINIA FINANCIAL GROUP, INC.

FORM 10-K

PART I

Item 1. BUSINESS

GENERAL

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia with total assets of approximately $1.5 billion. VFG’s trust affiliate, Virginia Commonwealth Trust Company, manages fee and commission based assets of approximately $530 million. Affiliates of the Corporation include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg, Virginia Commonwealth Trust Company - in Culpeper and VFG Limited Liability Trust. The organization has a network of thirty-six branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Corporation has offices in Culpeper, Fredericksburg, Harrisonburg and Staunton. VFG’s Second Bank & Trust affiliate maintains a loan production office in Charlottesville, Virginia; while VFG’s Planters Bank & Trust Company of Virginia affiliate maintains a loan production office in Lynchburg, Virginia.

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, to online bill payment for both consumers and commercial customers. Lending is focused on individuals and small to middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust affiliate provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Utilizing a “super-community” banking strategy, each affiliate is run autonomously, with the holding company providing common services such as corporate finance, loan and deposit operations, marketing, human resources, information technology, compliance, audit and loan review.

EMPLOYEES

At December 31, 2005, VFG had 480 full time equivalent employees. No employees are represented by any collective bargaining unit. VFG considers relations with its employees to be good.

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

VFG’s deposit market share at June 30, 2005 represented 1% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

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

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

VFG is registered as a bank holding company under the Federal Bank Holding Corporation Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and Virginia State Corporation Commission (SCC). As a bank holding company, VFG is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Corporation Act. The Federal Reserve Board and SCC also may conduct examinations of VFG and/or its affiliates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Corporation and its affiliate banks meet all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Corporation and its affiliate banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Corporation must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the institution’s category.

Limits on Dividends

VFG is a separate operating entity from its affiliates, and thus has liquidity needs that are funded primarily from the revenues of its affiliates. The parent Corporation’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main source of funding for the parent Corporation is the management fees and dividends it receives from its banking and trust affiliates. Under the current supervisory regulation, prior approval from such agencies is required if the affiliate banks pay cash dividends that exceed certain levels as defined. During 2005, the banking affiliates and the non-bank subsidiary paid $9.5 million in management fees and $2.8 million in dividends to the Corporation. As of December 31, 2005, the aggregate amount of additional unrestricted funds, which could be transferred from the banking affiliates to VFG without prior regulatory approval totaled $31.8 million or 23.4% of the consolidated net assets.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Corporation. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the Securities and Exchange Commission (SEC); (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. Certifications of the Chief Executive Officer and Chief Financial Officer can be found in the “Exhibits” section of this document. “Management’s Report on Internal Control over Financial Reporting” can be found in Item 9A of this report.

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

USA Patriot Act. VFG’s affiliate banks are subject to the requirements of the USA Patriot Act, which provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Two of the Corporation’s banking affiliates were released from supervisory agreements related to the Act compliance in October 2005. The Corporation believes it is currently in compliance with the requirements of the Act.

Insurance of Accounts. VFG’s affiliate banks have deposits which are insured by the Federal Deposit Insurance Corporation (FDIC), and the banks are subject to insurance premium assessments by the FDIC. The actual assessment is to be paid by each member bank based on a risk assessment by the FDIC. Each bank pays a base assessment, and may also be assigned a risk premium component. Among other factors, the FDIC uses capitalization levels to determine the proper risk classification and premium component. Each of VFG’s affiliate banks paid only the base assessment premium in 2005.

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

Basel Committee. On May 11, 2004, the Basel Committee on Banking Supervision (the “Committee”) announced that it has achieved consensus on the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on July 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. Although the Committee’s stated intent is that Basel II will not change the amount of overall capital in the global banking system, adoption of the proposed new accord could require individual banking organizations, including the Corporation, to increase the minimum level of capital held. The Corporation will continue to closely monitor regulatory action on this matter and assess the potential impact to the Corporation.

Consumer Laws and Regulations. VFG’s affiliate banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. VFG’s affiliate banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

ACCESS TO FILINGS

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any documents the Corporation files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation’s SEC filings can also be obtained on the SEC’s website on the Internet at http://www.sec.gov. Also, annual reports on Form 10-K and quarterly reports on Form 10-Q are posted on the Corporation’s website at http://www.vfgi.net as soon as reasonably practical after filing electronically with the SEC.

Item 1A. RISK FACTORS

This section highlights specific risks that could affect our business and us. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following:

Our profitability depends on interest rates generally.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Changes in interest rates will affect our operating performance and financial condition. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the markets in which we operate. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Central and Western Virginia. The local economic conditions in these areas have a significant impact on our business, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.

Our affiliate banks’ ability to pay dividends is subject to regulatory limitations which, to the extent VFG requires such dividends in the future, may affect our ability to pay obligations and dividends.

VFG is a separate legal entity from the affiliate banks and independent trust company, and thus does not have significant revenue sources of its own. We currently depend on the affiliate banks’ cash and liquidity as well as dividends from our subsidiaries to pay our operating expenses and dividends to shareholders. No assurance can be made that in the future the affiliate banks will have the capacity to pay the necessary dividends and that VFG will not require dividends from the affiliate banks to satisfy VFG’s obligations. The availability of dividends from our affiliate banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of VFG and other factors, that the Federal Reserve could assert that payment of dividends or other payments by the affiliate banks are an unsafe or unsound practice. In the event the affiliate banks are unable to pay dividends sufficient to satisfy the Corporation’s obligations and the affiliate banks are unable to pay dividends to VFG, VFG may not be able to service its obligations as they become due, or pay dividends on the Corporation’s common stock. Consequently, the inability to receive dividends from the affiliate banks could adversely affect our financial condition, results of operations, cash flows and prospects.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is adequate to absorb any potential losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. Excessive loan losses could have a material adverse impact on our financial performance. Federal and state regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2005, approximately 51.9% and 37.3% of our $1.14 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. Many competitors offer products and services which we do not and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

We depend on the services of our key personnel, and a loss of any of those personnel would disrupt our operations and result in reduced revenues.

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can influence management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business processes, our planning for proper integration into our Corporation can give no assurance that we will not encounter operational and financial reporting difficulties impacting our controls over the Corporation.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Because our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or high interest rates may reduce our profits.

Maintaining a high level of fees from this operation depends primarily on our ability to continue to originate mortgage loans. Production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

VFG and its affiliates own or lease buildings that are used in the normal course of business. The Corporation’s headquarters is located at 102 S. Main Street in Culpeper, Virginia, and also maintains executive offices in Charlottesville, Virginia. The Corporation’s affiliate banks own or lease thirty-six branch locations and two loan production offices in Virginia. Additional information regarding lease commitments can be found in Note 17 of the 2005 Consolidated Financial Statements.

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

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Corporation are appointed each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings as appropriate. Each of the executive officers has been employed by the Corporation in the position or positions indicated in the list and pertinent notes below. Messrs. Barham and Farrar have been employed by the Corporation as executive officers for more than five years.

Name	Age	Current Position
O.R. Barham, Jr.	55	Mr. Barham has been President and Chief Executive Officer of the Corporation since 2002. Mr. Barham served as a director of the Corporation since 1996. Prior to 2002, he served as President and Chief Executive Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation.

Jeffrey W. Farrar	45	Mr. Farrar is Executive Vice President and Chief Financial Officer of the Corporation since January 18, 2002. Mr. Farrar served as Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation, since 1996.

Litz Van Dyke	42	Mr. Van Dyke is Executive Vice President and Chief Operating Officer of the Corporation. Mr. Van Dyke joined the Corporation in September 2004, and previously served in a similar capacity for FNB Corporation of Christiansburg, Virginia.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s stock trades on the NASDAQ National Market, and currently trades under the trading symbol VFGI. As of March 1, 2006, there were approximately 4,600 shareholders of record. There were no repurchases of stock conducted during 2005.

Listed below are the high and low prices for the common stock, as reported by NASDAQ, and dividends paid for the last eight quarters ended December 31, 2005. VFG anticipates the same level of dividend payment in the future.

	Sales Price				Dividends Per Share
	2005		2004		2005	2004
	High	Low	High	Low
1st Quarter	$38.29	$31.52	$37.18	$33.52	$0.20	$0.19
2nd Quarter	36.50	31.80	35.90	28.82	0.21	0.19
3rd Quarter	37.50	32.56	34.75	30.10	0.21	0.20
4th Quarter	39.30	33.20	37.82	31.68	0.22	0.20

Item 6. SELECTED FINANCIAL DATA

The following is selected financial data for the Corporation for the last five years.

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Statement of Operations Data:
Interest Income	$80,706	$70,402	$62,827	$63,723	$69,132
Interest Expense	23,861	19,628	19,357	23,101	32,155
Net Interest Income	56,845	50,774	43,470	40,622	36,977
Provision for Loan Losses	2,012	2,534	1,290	1,602	1,378
Total Noninterest Income	15,443	14,544	15,227	12,721	10,677
Total Noninterest Expense	43,702	41,016	38,866	35,030	32,081
Net Income	18,216	15,203	13,492	12,335	9,881
Performance Ratios:
Return on Average Assets	1.23%	1.07%	1.13%	1.15%	1.00%
Return on Average Equity	13.86%	12.40%	11.47%	11.09%	9.48%
Net Interest Margin	4.29%	4.04%	4.15%	4.29%	4.23%
Efficiency Ratio (1)	59.13%	61.03%	63.55%	62.07%	61.87%
Per Share Data:
Net Income - Basic	$2.54	$2.12	$1.89	$1.70	$1.35
Net Income - Diluted	2.52	2.11	1.88	1.69	1.35
Cash Dividends	0.84	0.78	0.75	0.72	0.68
Book Value	18.98	17.75	16.75	15.94	14.64
Market Price Per Share	36.03	36.66	35.52	29.80	22.25
Cash Dividend Payout Ratio	33.07%	36.76%	39.81%	42.65%	55.20%
Balance Sheet Data:
Assets	$1,505,184	$1,449,608	$1,387,211	$1,114,905	$1,040,704
Loans	1,143,076	1,061,575	922,689	700,979	666,682
Securities	247,651	292,158	364,298	299,262	267,496
Deposits	1,255,509	1,257,164	1,210,774	959,822	897,459
Stockholders’ Equity	136,105	127,089	119,830	114,371	106,707
Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.19%	1.10%	1.06%	1.31%	1.24%
Non-performing assets to year-end loans and other property owned	0.16%	0.38%	0.80%	1.15%	0.75%

1)	Efficiency ratio is computed by dividing noninterest expense, net of expenses associated with other real estate owned and non-recurring merger and integration expenses, by the sum of net interest income and noninterest income on a tax-equivalent basis.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIRGINIA FINANCIAL GROUP, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides management’s analysis of the consolidated results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. and its affiliates (VFG). This discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

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

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust affiliate provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Each affiliate is run autonomously, with the holding company providing common services such as corporate finance, information technology, loan and deposit operations, marketing, human resources, compliance, audit and loan review.

VFG’s earnings per diluted share grew 19.4% in 2005 versus 2004. Net revenue was $72.30 million for the year ended December 31, 2005 as compared to $65.3 in 2004. VFG earned $18.2 million or $2.52 per diluted share, an increase of 19.8% over 2004 earnings of $15.2 million or $2.11 per diluted share. VFG generated approximately $22.5 million in cash flow from operating activities in 2005. It paid dividends to stockholders of $6 million, invested $9.2 million in capital expenditures and borrowed approximately $35 million in long term debt.

Despite the Federal Reserve Board’s raising of short term target rates eight times during 2005, VFG experienced improvements in asset mix fueled by strong loan growth, contributing to stronger net interest margin and revenue growth. Continuing improvement in overall efficiency was evident. Non-interest income declines in our retail banking segments were more than offset by strong revenue growth associated with mortgage and wealth management units.

VFG’s focus for 2006 will be to carefully execute staged expansion in the Charlottesville and Lynchburg markets. We will also be opening branches in Harrisonburg and Fredericksburg later in the year. Another area of focus for 2006 will be cultivating our sources of noninterest income. We intend to bring our title insurance business in house and further develop our trust and brokerage business. Not only will these efforts help diversify our revenue stream, but they will enable us to more fully serve our customers.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We also may make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in our annual report to shareholders, in our proxy statements, in our offering circulars and prospectuses, in press releases and other written materials and in statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information relating to our future earnings per share, growth in managed loans outstanding, product mix, segment growth, managed revenue margin, funding costs, operations costs, employment growth, marketing expense, delinquencies and charge-offs. Forward-looking statements also include statements using words such as “expect,” “anticipate,” “hope,” “intend,” “plan,” “believe,” “estimate” or similar expressions. We have based these forward-looking statements on our current plans, estimates and projections, and you should not unduly rely on them.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below. Our future performance and actual results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should carefully consider the factors discussed below in evaluating these forward-looking statements.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing non-interest expense (excluding expenses on foreclosed property and merger related charges) by the sum of net interest income on a tax equivalent basis and non-interest income. The exclusion of foreclosed property and merger expenses and inclusion of a tax-equivalent adjustment are not in accordance with financial statement reporting under generally accepted accounting principles (GAAP). We believe this measure provides investors with important information regarding our operational efficiency. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles.

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

Allowance for Loan Losses

The VFG’s affiliate banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on the bank’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the banks have an eight point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, the Corporation concluded that there was no impairment and no write-downs were recorded. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of VFG’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest bearing liabilities include deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% Federal corporate income tax rate.

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

2005 Compared to 2004

Tax equivalent net interest income in 2005 was $58.5 million, an increase of $5.9 million or 11.2% compared to $52.6 million in 2004. Improvements in the growth and mix of average earning assets, coupled with net interest margin expansion, were primary contributors to this growth. Average earning assets increased $62.7 million or 4.8% to $1.36 billion, while average loans increased $121.3 or 12.2% to $1.11 billion.

The average interest rate spread was 3.84% in 2005, up thirteen basis points from 3.71% in 2004. The net interest margin was 4.29% in 2005, up twenty-five basis points from 4.04% in 2004. The increase in the Corporation’s net interest margin was a result of several factors, including aforementioned changes in asset mix, a modestly asset sensitive position in a rising rate environment, offset partially by additional wholesale funding costs. The yield on average loans receivable increased 48 basis points in 2005, reflecting the increase in short term rates during the year, while the yield on investment securities increased nine basis points for the period. Interest expense as a percentage of average earning assets increased to 1.75%, up 24 basis points from 1.51% in 2004, reflecting a 25 basis point increase in average cost of retail deposits to 2.03%, and an increase in average total funding cost to 2.20%.

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

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2005, 2004 and 2003.

	2005			2004			2003
Dollars in thousands	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS
Loans receivable, net (1) (2)	$1,113,206	$70,908	6.37%	$991,911	$58,463	5.89%	$770,280	$50,152	6.51%
Investment securities
Taxable	173,668	6,844	3.94%	233,429	9,160	3.92%	237,025	9,263	3.91%
Tax exempt (2)	63,029	4,069	6.46%	66,610	4,403	6.61%	77,312	5,419	7.01%

Total investments	236,697	10,913	4.61%	300,039	13,563	4.52%	314,337	14,682	4.67%
Interest bearing deposits	1,256	41	3.26%	416	4	0.96%	398	4	1.01%
Federal funds sold	12,968	464	3.58%	9,044	152	1.68%	16,632	188	1.13%

Total earning assets	1,364,127	82,326	6.04%	1,301,410	72,182	5.55%	1,101,647	65,026	5.90%
Allowance for loan losses	(13,581)			(10,776)			(9,406)
Total nonearning assets	127,172			132,570			104,632

Total assets	$1,477,718			$1,423,204			$1,196,873

LIABLILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$192,987	$807	0.42%	$195,131	$950	0.49%	$143,875	$1,078	0.75%
Money market	176,606	2,325	1.32%	176,386	1,649	0.94%	164,555	1,867	1.13%
Savings	131,420	880	0.67%	140,925	948	0.67%	117,814	1,087	0.92%
Time deposits:
Less than $100,000	364,645	11,473	3.15%	370,746	10,233	2.76%	331,936	10,774	3.25%
$100,000 and more	137,197	4,923	3.59%	121,135	4,079	3.37%	93,913	3,628	3.86%

Total interest-bearing deposits	1,002,855	20,408	2.03%	1,004,323	17,859	1.78%	852,093	18,434	2.16%
Federal funds purchased & repurchase agreements	21,189	568	2.68%	23,801	238	1.00%	22,280	189	0.85%
Federal Home Loan Bank advances	33,056	1,157	3.50%	12,960	705	5.44%	10,355	694	6.70%
Trust preferred capital notes	20,619	1,260	6.11%	16,281	683	4.20%	—	—	—
Other borrowings	8,671	468	5.40%	10,277	143	1.39%	1,995	40	2.01%

Total interest-bearing liabilities	1,086,390	23,861	2.20%	1,067,642	19,628	1.84%	886,723	19,357	2.18%
Demand deposits	249,938			224,877			184,507
Other liabilities	9,953			8,035			8,063

Total liabilities	1,346,281			1,300,554			1,079,293
Stockholders’ equity	131,437			122,650			117,580

Total liabilities and stockholders’ equity	$1,477,718			$1,423,204			$1,196,873

Net interest income (tax equivalent)		$58,465			$52,554			$45,669

Average interest rate spread			3.84%			3.71%			3.72%
Interest expense as a percent of average earning assets			1.75%			1.51%			1.76%
Net interest margin			4.29%			4.04%			4.15%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivlent basis using a 35% tax rate. The net taxable equivalent adjustment amounts included in the above table were $1.6 million, $1.8 million and $2.2 million for the three years ended December 31, 2005.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

	Years Ended December 31,
	2005 vs. 2004 Increase (Decrease) Due to changes in:			2004 vs. 2003 Increase (Decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans	$7,451	$4,994	$12,445	$13,428	$(5,117)	$8,311
Securities, taxable	(2,362)	46	(2,316)	(127)	24	(103)
Securities, tax-exempt	(236)	(98)	(334)	(719)	(297)	(1,016)
Interest-bearing deposits	17	20	37	—	—	—
Federal funds sold	86	226	312	(105)	69	(36)

Total Interest Income	$4,956	$5,188	$10,144	$12,477	$(5,321)	$7,156

Interest Expense:

Time and savings deposits:
Interest checking	$(8)	$(135)	$(143)	$312	$(440)	$(128)
Money market	2	674	676	110	(328)	(218)
Savings	(68)	—	(68)	189	(328)	(139)
Time deposits:
Less than $100,000	(185)	1,425	1,240	1,193	(1,734)	(541)
$100,000 and more	566	278	844	952	(501)	451

Total time and savings deposits	307	2,242	2,549	2,756	(3,331)	(575)
Federal funds and repurchase agreements	(29)	359	330	14	35	49
Federal Home Loan Bank advances	776	(324)	452	156	(145)	11
Trust preferred capital notes	214	363	577	683	—	683
Other borrowings	(26)	351	325	119	(16)	103

Total Interest Expense	$1,242	$2,991	$4,233	$3,728	$(3,457)	$271

Net Interest Income	$3,714	$2,197	$5,911	$8,749	$(1,864)	$6,885

NON-INTEREST INCOME

2005 Compared to 2004

Non-interest income increased to $15.4 million in 2005, an increase of $899 thousand or 6.2% compared to 2004. Retail banking fees decreased to $7.0 million, a decrease of $568 thousand or 7.6% from 2004. Decreased fees associated with NSF charges accounted for most of this decrease.

Gain on sale of mortgage loans from mortgage banking activities increased to $3.1 million, an increase of $627 thousand or 25.5%. Despite higher mortgage rates, the Corporation experienced robust levels of mortgage originations in both purchase money and refinance mortgages during 2005. VFG originated $176.5 million and sold $176.1 million of secondary mortgage loans during 2005, compared to $148.2 million originated and $150.1 million sold in 2004.

Commissions and fees from fiduciary and brokerage activities associated with our trust and wealth management activities increased to $3.7 million for 2005, an increase of $210 thousand or 6.1% over 2004. At December 31, 2005, VFG’s trust affiliate had assets under management and brokerage assets of $511 million, compared to $515 million at December 31, 2004.

The Corporation realized a gain of $421 thousand during 2005 in conjunction with the sale of two branches located in Tazewell County, Virginia through its subsidiary, Planters Bank & Trust Company of Virginia. The Corporation also realized a gain on sale of securities during 2005 of $296 thousand in connection with the sale of some equity investments.

Other operating income amounted to $1.1 million in 2005, essentially flat with 2004.

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

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense and the variance or percentage change:

	2005 vs. 2004			2004 vs. 2003
(In thousands)	2005	2004	%	2004	2003	%
Compensation and employee benefits	$25,284	$22,669	11.5%	$22,669	$21,742	4.3%
Net occupancy expense	2,888	2,721	6.1%	2,721	2,318	17.4%
Supplies and equipment expenses	4,056	4,333	-6.4%	4,333	4,229	2.5%
Amortization - intangible assets	643	694	-7.3%	694	291	138.5%
Marketing	887	636	39.5%	636	671	-5.2%
State franchise taxes	870	599	45.2%	599	771	-22.3%
Data processing	1,389	1,464	-5.1%	1,464	1,146	27.7%
Professional fees	804	922	-12.8%	922	961	-4.1%
Telecommunications	1,017	1,055	-3.6%	1,055	858	23.0%
Other operating expense	5,864	5,923	-1.0%	5,923	5,879	0.7%

	$43,702	$41,016	6.5%	$41,016	$38,866	5.5%

Non-interest expenses increased to $43.7 million in 2005, an increase of $2.7 million or 6.6% over 2004. This increase was mainly attributable to the following factors:

•	Compensation and benefits associated with merit increases and additional costs associated with employee benefit costs, particularly health and welfare plans.

•	Compensation and benefits associated with a $1.7 million increase in incentive accruals.

•	Costs associated with marketing and branding initiatives.

•	General decreases in operational costs (data processing, professional fees, and telecommunications) associated with improved operating efficiency and sale of Tazewell branches.

•	Increase in bank franchise taxes associated with increased capital levels coupled with decreased qualifying securities deductions.

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

INCOME TAXES

For the year ended December 31, 2005, income taxes were $8.4 million, resulting in an effective tax rate of 31.4% compared to $6.6 million or 30.2% in 2004 and $5.0 million or 27.2% in 2003. The increase in the effective tax rate for 2005 as compared to 2004 and 2003 can be attributed from a lower proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions.

ASSET QUALITY

The allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb losses on existing loans in the portfolio that may become uncollectible. The following table represents VFG’s activity in its allowance for loan losses:

	December 31,
(In thousands)	2005	2004	2003	2002	2001
Allowance for loan losses, January 1	$11,706	$9,743	$9,180	$8,266	$7,383
Loans Charged Off
Real estate - construction	—	48	—	6	—
Real estate - mortgage	55	82	180	200	414
Non-farm, Non-residential	38	30	—	—	—
Commercial, financial and agricultural	41	124	191	330	143
Consumer loans	318	518	585	427	546
All other loans	—	—	—	—	—

Total Loans Charged Off	452	802	956	963	1,103

Recoveries
Real estate - construction	48	—	—	—	—
Real estate - mortgage	4	4	1	89	13
Non-farm, Non-residential	23
Commercial, financial and agricultural	50	83	11	14	350
Consumer loans	190	144	217	172	245
All other loans	—	—	—	—	—

Total Recoveries	315	231	229	275	608

Net Charge-offs	137	571	727	688	495
Provision for Loan Losses	2,012	2,534	1,290	1,602	1,378

Allowance for loan losses, December 31	$13,581	$11,706	$9,743	$9,180	$8,266

Ratio of allowance for loan losses to total loans outstanding at end of year	1.19%	1.10%	1.06%	1.31%	1.24%

Ratio of net charge offs to average loans outstanding during the year	0.01%	0.06%	0.09%	0.10%	0.08%

The balance of the allowance for loan losses was $13.6 million as of December 31, 2005, compared to $11.7 million in 2004 and $9.7 million in 2003. The reserve for loan losses was 1.19% of outstanding loans as of December 31, 2005, 1.10% as of December 31,

2004 and 1.06% as of December 31, 2003. The increase in the allowance as a percentage of loans during 2005 and 2004 is attributable to the following:

•	An increase in commercial real estate concentration. Including multifamily, nonresidential and junior liens, commercial real estate loans grew $85.7 million and $103.4 million in 2005 and 2004, representing growth of 16.9% and 25.6%, respectively.

•	An apparent softening in the real estate market. Housing starts and existing home sales continued to fall in the fourth quarter. Mortgage rates continue to drift upward, and affordability indexes fell. Financing costs are higher, reflecting additional pressure on underlying cash flows.

•	Turnover and experience of lenders in certain new markets. The allowance analysis has considered the occurrence of these events in the determination of soft factors.

Net charge-offs were $137 thousand during 2005, compared to $571 thousand during 2004 and $727 thousand during 2003. The percentage of net charge-offs to average loans was 0.01% for 2005, 0.06% for 2004, and 0.09% for 2003, reflecting a constant to slightly improved level of charge-off experience.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31,
(In thousands)	2005	2004	2003	2002	2001
Allocation of allowance for possible loan losses, end of year
Real estate - construction	$923	$684	$567	$319	$415
Real estate - mortgage	6,498	7,702	5,425	4,759	2,050
Commercial, financial and agricultural	3,314	982	408	2,603	2,592
Consumer loans	930	839	639	710	2,004
All other loans	53	51	50	47	65
Unallocated	1,863	1,448	2,654	742	1,140

Total allowance for loan losses	$13,581	$11,706	$9,743	$9,180	$8,266

Ratio of loans to total year-end loans
Real estate - construction	10.15%	11.02%	10.22%	8.13%	9.27%
Real estate - mortgage	79.13%	76.45%	75.85%	73.61%	68.73%
Commercial, financial and agricultural	6.84%	8.03%	8.00%	9.14%	11.64%
Consumer loans	3.58%	4.18%	5.21%	7.80%	9.01%
All other loans	0.31%	0.32%	0.72%	1.32%	1.35%

	100.00%	100.00%	100.00%	100.00%	100.00%

The largest allowance allocation is to the real estate-mortgage loan portfolio, which represents approximately 47.8% of the allowance balance at December 31, 2005. The increase in 2004 was primarily the result of commercial real estate loan growth, which normally carries a higher risk rating and allowance allocation than 1-4 family mortgages. The real estate – mortgage category represented 76.4% of total loans outstanding at year end, of which approximately 55% represented a non-homogeneous portfolio consisting of loans collateralized by commercial real estate. During 2004, VFG eliminated the allocation of allowances to off balance sheet items, and has combined prior period allocations with the unallocated component.

The following table presents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2005	2004	2003	2002	2001
Non-accrual loans	$1,604	$2,552	$2,677	$940	$3,185
Troubled debt restructurings	154	1,451	4,525	6,547	1,307
Other property owned	75	5	136	577	547

Total non-performing assets	$1,833	$4,008	$7,338	$8,064	$5,039

Loans past due 90 days accruing interest	$—	$—	$25	$104	$121

Non-performing assets to total assets	0.12%	0.28%	0.53%	0.72%	0.48%

Non-performing assets to year-end loans and other property owned	0.16%	0.38%	0.80%	1.15%	0.75%

Non-performing assets consist of VFG’s non-accrual loans, troubled-debt restructurings, and other property owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans which are carried on non-accrual status, interest is recognized on a cash basis. At December 31, 2005, total non-performing assets totaled $1.8 million, a decrease of $2.2 million from 2004. For 2004, total nonperforming assets were $4.0 million, a decrease of $3.3 million from 2003. The decrease in 2004 is attributable to a reduction in restructured loans of $3.1 million. All remaining restructured loans are performing as agreed and, in the opinion of management, are adequately reserved. Non-accrual loans consist of predominately all single-family mortgage loans that are well collateralized.

FINANCIAL CONDITION

Securities

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2005 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. VFG attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

MATURITY OF SECURITIES

(Dollars in thousands)	Book Value	Market Value	Weighted Average Maturity	Weighted Average TE Yield
U.S. Treasury
Within one year	$2,498	$2,505	.12 years	6.00%

Total	2,498	2,505	.12 years	6.00%

U.S. Government Agencies
Within one year	$36,027	$35,892	.26 years	3.17%
After one year to five years	51,507	49,125	2.31 years	3.61%

Total	87,534	85,017	1.47 years	3.43%

State and Municipals
Within one year	$2,286	$2,292	.42 years	5.98%
After one year to five years	37,299	37,739	3.34 years	5.75%
After five years to ten years	38,581	39,022	7.19 years	5.97%
After ten years	6,748	7,177	13 years	7.39%

Total	84,914	86,230	5.79 years	5.97%

Corporate Bonds
Within one year	$2,501	$2,508	.21 years	5.82%
After one year to five years	3,521	3,554	2.02 years	5.59%

Total	6,022	6,062	1.27 years	5.69%

Collateralized Mortgage Obligations
After one year to five years	$1,764	$1,758	2.73 years	6.25%
After ten years	1,550	1,512	24.31 years	3.99%

Total	3,314	3,270	12.82 years	5.19%

Mortgage Backed Securities
Within one year	$189	$188	.85 years	5.29%
After one year to five years	11,741	11,490	4.31 years	4.60%
After five years to ten years	43,669	42,469	7.71 years	4.20%
After ten years	1,634	1,674	15.37 years	6.19%

Total	57,233	55,821	7.21 years	4.34%

Total Fixed Income Securities
Within one year	$43,501	$43,385	.20 years	3.64%
After one year to five years	105,832	103,666	2.86 years	4.39%
After five years to ten years	82,250	81,491	7.45 years	5.03%
After ten years	9,932	10,363	14.53 years	5.92%

Total	241,515	238,905	4.42 years	4.54%
Equity Securities	1,396	1,659
Federal Home Loan Bank stock-restricted	4,682	4,682
Federal Reserve Bank stock-restricted	1,937	1,937
Other	575	575

Total	$250,105	$247,758

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders equity.

Loan Portfolio

At December 31, 2005, loans, net of unearned income and the allowance for loan losses, totaled $1.13 billion, an increase of $79.6 million or 7.6% from $1.05 billion in 2004. The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, experienced strong growth during the period. This portfolio amounted to $593.4 million at December 31, 2005 and now represents 51.9% of the total portfolio. At December 31, 2005, off balance sheet unused loan commitments and standby letters of credit amounted to $413.9 million, compared to $378.3 million at December 31, 2004. These commitments may be secured or unsecured. On December 31, 2005, VFG had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

	December 31,
(In thousands)	2005	2004	2003	2002	2001
Real estate - construction	$115,944	$116,888	$94,372	$57,032	$61,899
Real estate - mortgage	904,115	811,197	698,107	516,512	458,795
Commercial, financial and agricultural	78,110	85,256	76,075	64,146	77,672
Consumer loans	40,876	44,379	50,163	54,738	60,180
All other loans	3,486	3,448	4,353	9,233	9,041

Total loans before deduction of unearned income	1,142,531	1,061,168	923,070	701,661	667,587
Less: Unearned Income	545	407	(381)	(682)	(905)

Total loans before allowance for loan losses	1,143,076	1,061,575	922,689	700,979	666,682
Less: allowance for loan losses	(13,581)	(11,706)	(9,743)	(9,180)	(8,266)

Net loans	$1,129,495	$1,049,869	$912,946	$691,799	$658,416

The following tables set forth the maturity of the loan portfolio as of December 31, 2005:

(In thousands)	One year or less	After one but less than five years	After five years	Total
Real estate - construction	$82,354	$20,604	$12,986	$115,944
Real estate - mortgage	127,040	181,053	596,022	904,115
Commercial, financial and agricultural	45,445	21,301	11,364	78,110
Consumer loans	9,057	22,043	9,776	40,876
All other loans	2,382	697	407	3,486

Total loans (1)	$266,278	$245,698	$630,555	$1,142,531

(1)	Excluding loans held for sale and before deduction of unearned income.

For maturities over one year:
Fixed rates	$502,186
Variable rates	374,067

$876,253

Deposits

Deposits at December 31, 2005 amounted to $1.256 billion, a decrease of $1.7 million or .13% from $1.257 billion in 2004. As discussed in Item 8, “Financial Statements and Supplemental Data” under the heading “Note 2 – Purchase and Disposition of Branches”, the Corporation sold two branches in Tazewell County, Virginia, whereby $22.0 million in deposit liabilities were transferred. For 2005, demand and savings deposits decreased by $8.4 million, and time deposits increased $28.7 million. For 2004, demand and savings deposits increased by $31.0 million, while time deposits increased $15.4 million. The overall cost of deposit funds increased to 2.03% in 2005, compared to 1.78% in 2004 and 2.16% in 2003, reflecting higher rate environments in both 2005 and 2003.

The following table illustrates average outstanding deposits and rates paid:

	2005		2004		2003
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$249,938	—	$224,877	—	$184,507	—
Interest-bearing deposits:
Interest checking	192,987	0.42%	195,131	0.49%	143,875	0.75%
Money market	176,606	1.32%	176,386	0.94%	164,555	1.13%
Savings	131,420	0.67%	140,925	0.67%	117,814	0.92%
Time deposits:
Less than $100,000	364,645	3.15%	370,746	2.76%	331,936	3.25%
$100,000 and more	137,197	3.59%	121,135	3.37%	93,913	3.86%

Total interest-bearing deposits	1,002,855	2.03%	1,004,323	1.78%	852,093	2.16%

Total average deposits	$1,252,793		$1,229,200		$1,036,600

Maturities of time deposits of $100,000 and over.

(In thousands)
At December 31, 2005
Within three months	$15,014
Three to six months	11,292
Six to twelve months	49,206
Over twelve months	82,367

$157,879

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

The primary source of additional capital to VFG is earnings retention, which represents net income less dividends declared. During 2005 VFG retained $12.2 million, or 66.9% of its net income. Stockholders’ equity increased by $9.0 million, reflecting a comprehensive loss of $3.7 million related primarily to unrealized losses on securities available-for-sale during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require VFG and its banking affiliates to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2005, and 2004 that VFG and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events since the notification that management believes have changed the subsidiary banks’ category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and VFG’s overall financial condition. VFG’s bank affiliates have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

The liquidity of the parent Corporation also represents an important aspect of liquidity management. The parent Corporation’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, loan and deposit operations, information technology, human resources, audit, compliance and credit administration functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent Corporation are the management fees and dividends it receives from its banking and trust subsidiaries, nonrated commercial paper issued by the Corporation, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. During 2005, the banking subsidiaries and the non-bank subsidiary paid $9.5 million in management fees and transferred $2.8 million dividends to VFG. As of December 31, 2005, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the VFG without prior regulatory approval totaled $31.8 million or 23.4% of the consolidated net assets. The parent Corporation generated approximately $3.2 million in cash flow from operating activities in 2005. It paid dividends to stockholders of $6.0 million, invested $1.0 million in fixed assets and borrowed $24.5 million under its commercial paper program in which it invested in short term cash instruments.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
(In thousands)	Total	Less than One year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$60,619	$20,000	$10,000	$10,000	$20,619
Operating Leases	3,910	551	1,057	515	1,787

Total	$64,529	$20,551	$11,057	$10,515	$22,406

In the judgment of management, VFG maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2005, we have not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. VFG does have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 19 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

This information is incorporated here by reference from Item 8, “Financial Statements and Supplemental Data” under the heading “Note 1 – Significant Accounting Policies”.

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

Interest rate risk is the exposure to fluctuations in VFG’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. VFG primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, VFG does not use off-balance sheet instruments. The committees operate under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors.

VFG uses simulation analysis to assess earnings at risk and net present value analysis to assess economic value at risk. These methods allow management to regularly monitor both the direction and magnitude of VFG’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of VFG’s interest rate risk position over time.

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

The simulation analysis results are presented in the table below. These results, as of December 31, 2005, indicate that VFG would expect net interest income to increase over the next twelve months by 1.3% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 6.0% if rates shifted downward in the same manner. This profile reflects a moderate interest rate risk position and is well within the guidelines set by policy.

Economic Value of Equity

The Economic Value of Equity (EVE) analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.

The EVE analysis results are presented in the table below. These results as of December 31, 2005 indicate that the net present value would decrease 10.2% assuming an immediate downward shift in market interest rates of 200 basis points and to increase 3.6% if rates shifted upward in the same manner. The risk position of VFG is within the guidelines set by policy.

1-Year Net Interest Income Simulation (000’s)
-200 bp shock	$(3,679)	-6.0%
+200 bp shock	$816	1.3%

Static EVE Change
-200 bp shock	$(21,077)	-10.2%
+200 bp shock	$7,381	3.6%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Virginia Financial Group, Inc. and Affiliates

Culpeper, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Virginia Financial Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virginia Financial Group, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Virginia Financial Group, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Virginia Financial Group, Inc. and subsidiaries maintained effective internal control’ over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Virginia Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 16, 2006

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in Thousands)

	2005	2004
Assets
Cash and due from banks	$33,681	$37,532
Federal funds sold	9,103	502
Interest bearing deposits in banks	5,232	1,292
Securities (market value: 2005, $247,758;
2004, $292,496)	247,651	292,158
Loans held for sale	9,223	5,715
Loans, net of allowance for loan losses, 2005, $13,581;
2004, $11,706	1,129,495	1,049,869
Bank premises and equipment, net	33,675	27,858
Interest receivable	6,583	5,716
Core deposit intangibles, net	4,449	5,553
Goodwill	13,896	14,033
Other real estate owned	75	5
Other assets	12,121	9,375

Total assets	$1,505,184	$1,449,608

Liabilities and Stockholders’ Equity
Noninterest bearing	$249,775	$238,735
Interest bearing	1,005,734	1,018,429

Total deposits	$1,255,509	$1,257,164
Federal funds purchased and securities sold under agreements to repurchase	15,890	21,155
Federal Home Loan Bank advances	40,000	14,060
Trust preferred capital notes	20,619	20,619
Other borrowings	25,322	815
Interest payable	2,515	2,120
Other liabilities	9,224	6,586
Commitments and contingent liabilities	—	—

Total liabilities	$1,369,079	$1,322,519

Stockholders’ Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	$—	$—
Common stock; $5 par value; 25,000,000 shares authorized; 2005: 7,172,734 shares issued and outstanding; 2004: 7,161,499 shares issued and outstanding;	35,864	35,807
Surplus	8,193	7,774
Retained earnings	94,061	81,869
Accumulated other comprehensive income (loss), net	(2,013)	1,639

Total stockholders’ equity	$136,105	$127,089

Total liabilities and stockholders’ equity	$1,505,184	$1,449,608

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2005

(Dollars in Thousands, except per share data)

	2005	2004	2003
Interest Income
Interest and fees on loans	$70,712	$58,232	$49,849
Interest on deposits in other banks	41	4	59
Interest and dividends on securities:
Taxable	6,447	8,770	8,851
Tax-exempt	2,645	2,854	3,522
Dividends	397	390	358
Interest income on federal funds sold	464	152	188

Total interest income	$80,706	$70,402	$62,827

Interest Expense
Interest on deposits	$20,408	$17,859	$18,434
Interest on federal funds purchased and securities sold under agreements to repurchase	568	238	189
Interest on FHLB advances	468	705	694
Interest on trust preferred capital notes	1,260	683	—
Interest on other borrowings	1,157	143	40

Total interest expense	$23,861	$19,628	$19,357

Net interest income	$56,845	$50,774	$43,470
Provision for loan losses	2,012	2,534	1,290

Net interest income after provision for loan losses	$54,833	$48,240	$42,180

Noninterest Income
Retail banking fees	$6,954	$7,522	$5,772
Commissions and fees from fiduciary activities	2,954	2,804	2,802
Brokerage fee income	723	663	582
Other operating income	1,065	1,102	1,316
Gain (loss) on sale of premises and equipment	(61)	6	96
Gain on sale of securities available for sale	296	3	441
Gain (loss) on sale of other real estate owned	—	(20)	26
Gain on sale of branches	421	—	—
Gain on sale of mortgage loans	3,091	2,464	4,192

Total noninterest income	$15,443	$14,544	$15,227

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (continued)

For the Three Years Ended December 31, 2005

(Dollars in Thousands, except per share data)

	2005	2004	2003
Noninterest Expense
Compensation and employee benefits	$25,284	$22,669	$21,742
Net occupancy expense	2,888	2,721	2,318
Supplies and equipment expenses	4,056	4,333	4,229
Amortization-intangible assets	643	694	291
Marketing	887	636	671
State franchise taxes	870	599	771
Data processing	1,389	1,464	1,146
Professional fees	804	922	961
Telecommunications	1,017	1,055	858
Other operating expense	5,864	5,923	5,879

Total noninterest expense	$43,702	$41,016	$38,866

Income before income taxes	$26,574	$21,768	$18,541
Income tax expense	8,358	6,565	5,049

Net income	$18,216	$15,203	$13,492

Earnings per share, basic	$2.54	$2.12	$1.89

Earnings per share, assuming dilution	$2.52	$2.11	$1.88

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2005

(Dollars in Thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$18,216	$15,203	$13,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,965	3,066	2,887
Amortization of intangible assets	643	694	291
Provision for loan losses	2,012	2,534	1,290
Write-downs of other real estate	15	61	—
Deferred tax benefit	(851)	(918)	(449)
Employee benefit plan expense	265	212	270
Stock-based compensation expense	332	201	101
(Gain) loss on other real estate owned	—	20	(26)
(Gain) loss on sale of premises and equipment	61	(6)	(96)
Gain on sale of securities available for sale	(296)	(3)	(441)
Gain on sale of mortgage loans	(3,091)	(2,464)	(4,201)
Gain on sale of branches	(421)	—	—
Proceeds from sale of mortgage loans	176,088	150,094	249,825
Origination of mortgage loans for sale	(176,505)	(148,171)	(233,570)
Amortization of security premiums and accretion of discounts, net	525	719	785
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(899)	198	(296)
Decrease in other assets	587	226	13
(Decrease) increase in interest payable	434	(103)	294
(Decrease) increase in other liabilities	2,421	(611)	(271)

Net cash provided by operating activities	$22,501	$20,952	$29,898

Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities	$—	$—	$1,225
Proceeds from maturities and principal payments of securities available for sale	83,056	86,361	209,676
Proceeds from sales and calls of securities available for sale	4,116	36,536	46,708
Purchases of securities available for sale	(49,056)	(54,954)	(326,403)
Net increase in loans	(90,729)	(139,468)	(143,946)
Proceeds on sale of premises and equipment	46	9	290
Purchase of premises and equipment	(9,200)	(3,616)	(3,856)
Proceeds from sale of other real estate	50	906	993
Additions to other real estate	—	(1,245)	(239)
Acquisition of branches, net of cash acquired	—	—	99,547
Sale of branches, net of cash	(11,742)	—	—

Net cash used in investing activities	$(73,459)	$(75,471)	$(116,005)

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the Three Years Ended December 31, 2005

(Dollars in Thousands)

	2005	2004	2003
Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$(8,374)	$31,005	$57,355
Net increase (decrease) in certificates of deposit	28,720	15,385	(7,866)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(5,265)	(12,000)	14,000
Issuance of trust preferred capital notes	—	20,619	—
Proceeds from Federal Home Loan Bank advances	35,000	5,000	—
Principal payments on Federal Home Loan Bank advances	(9,060)	(80)	(3,080)
Net increase (decrease) in other borrowings	24,507	(5,711)	5,486
Acquisition of common stock	—	—	(818)
Proceeds from exercise of stock options	144	38	32
Cash dividends paid	(6,024)	(5,589)	(5,371)

Net cash provided by financing activities	$59,648	$48,667	$59,738

Increase (decrease) in cash and cash equivalents	$8,690	$(5,852)	$(26,369)

Cash and Cash Equivalents
Beginning	39,326	45,178	71,547

Ending	$48,016	$39,326	$45,178

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,256	$19,731	$19,062

Income taxes	$9,151	$7,525	$5,414

Supplemental Schedule of Noncash Activities
Other real estate acquired in settlement of loans	$135	$39	$288

Unrealized loss on securities available for sale	$5,485	$3,481	$3,414

Restricted common stock issued	$332	$201	$101

Minimum pension liability adjustment	$(134)	$(509)	$372

Details of Acquisition (Disposition) of Branches
Fair value of assets acquired (sold)	$(9,643)	$—	$84,835
Fair value of liabilities transferred (assumed)	22,040	—	(201,506)
Write-off of core deposit intangibles	(465)	—	—
Write-off of goodwill	(138)	—	—
Write-off of loan premium	(115)	—	—
Transaction costs	(165)	—	—
Purchase price in excess of net assets acquired	—	—	18,614

Cash paid (received)	$11,514	$—	$(98,057)
Less cash transferred (acquired)	228	—	(1,490)

Net cash paid (received) for sale (acquisition)	$11,742	$—	$(99,547)

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2005

(Dollars in Thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total
Balance, December 31, 2002	$35,884	$8,143	$64,134	$6,210		$114,371
Comprehensive income:
Net income			13,492		$13,492	13,492
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $1,040)	—	—	—	—	(1,932)	—
Reclassification adjustment (net of tax, $154)	—	—	—	—	(287)	—
Minimum pension liability adjustment (net of tax of $130)	—	—	—	—	242	—

Other comprehensive loss	—	—	—	(1,977)	$(1,977)	(1,977)

Total comprehensive income	—	—	—	—	$11,515	—

Cash dividends ($.75 per share)	—	—	(5,371)	—		(5,371)
Stock-based compensation expense	14	87	—	—		101
Exercise of stock options	9	23	—	—		32
Repurchase of common stock	(143)	(675)	—	—		(818)

Balance, December 31, 2003	$35,764	$7,578	$72,255	$4,233		$119,830
Comprehensive income:
Net income			15,203		$15,203	15,203
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $1,217)	—	—	—	—	(2,261)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	(2)	—
Minimum pension liability adjustment (net of tax of $178)	—	—	—	—	(331)	—

Other comprehensive loss	—	—	—	(2,594)	$(2,594)	(2,594)

Total comprehensive income	—	—	—	—	$12,609	—

Cash dividends ($.78 per share)	—	—	(5,589)	—		(5,589)
Stock-based compensation expense	30	171	—	—		201
Exercise of stock options	13	25	—	—		38

Balance, December 31, 2004	$35,807	$7,774	$81,869	$1,639		$127,089
Comprehensive income:
Net income			18,216		$18,216	18,216
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax, $1,816)	—	—	—	—	(3,373)	—
Reclassification adjustment (net of tax, $104)	—	—	—	—	(192)	—
Minimum pension liability adjustment (net of tax of $47)	—	—	—	—	(87)	—

Other comprehensive loss	—	—	—	(3,652)	$(3,652)	(3,652)

Total comprehensive income	—	—	—	—	$14,564	—

Cash dividends ($.84 per share)	—	—	(6,024)	—		(6,024)
Stock-based compensation expense	22	310	—	—		332
Exercise of stock options	35	109	—	—		144

Balance, December 31, 2005	$35,864	$8,193	$94,061	$(2,013)		$136,105

See Notes to Consolidated Financial Statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 1. Significant Accounting Policies

Nature of Operations and Consolidation

Virginia Financial Group, Inc. (the “Corporation”) is a Virginia multi-bank holding Company headquartered in Culpeper, Virginia. The Corporation owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company and VFG Limited Liability Trust. The consolidated statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated. FASB Interpretation No. 46 (R) requires that the Corporation no longer eliminate through consolidation the equity investment in VFG Limited Liability Trust by the parent Corporation, Virginia Financial Group, Inc., which approximated $619,000 at December 31, 2005. The subordinated debt of the trust is reflected as a liability on the Corporation’s balance sheet.

The Corporation, through its member banks, provides a full array of banking services through thirty-six retail offices in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, commercial and consumer loans. The Corporation also provides a network of automated transaction locations, phone banking and a transactional internet banking product. Virginia Commonwealth Trust Company provides comprehensive wealth management, financial and estate-planning services through all three community banks.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2005, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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

The Corporation, through its banking subsidiaries, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution. These equity securities are restricted from trading and are recorded at a cost of $6.6 million and $5.3 million at December 31, 2005 and 2004, respectively.

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

The Corporation’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on the Banks’ calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have an eight point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and the overall portfolio quality including delinquency rates. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflecting the imprecision inherent in the underlying assumptions used in these methodologies. The total of specific reserves required for impaired classified loans, calculated reserves by loan category and the unallocated reserve are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses.

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

Rate Lock Commitments

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

Goodwill and Intangible Assets

Goodwill and identified intangible assets with indefinite lives are not subject to amortization. They are subject to an annual assessment for impairment, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure impairment. Based on the results of these tests, the Corporation concluded that none of its recorded goodwill was impaired.

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Intangible assets associated with branch acquisition transactions continue to be amortized over the estimated useful life of the deposits. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $643 thousand in 2005, $694 thousand in 2004 and $291 thousand in 2003.

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

Retirement Plans

The Corporation has a noncontributory, defined benefit pension plan covering certain of its employees meeting certain age and service requirements. The Corporation’s funding policy is to make the maximum contribution permitted by the Employee Retirement Income Security Act. The plan has not been offered to new employees after June, 2002.

The Corporation also has a contribution retirement plan which covers the majority of its full-time salaried employees. Contributions are at the discretion of the Board of Directors.

Stock-Based Compensation

The Corporation has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees. The Corporation’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Corporation for a specified period, generally five years. During 2005, the Corporation applied the intrinsic value method prescribed in APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2005	2004	2003
Net income, as reported	$18,216	$15,203	$13,492
Additional expense had the Corporation adopted SFAS No. 123	(220)	(73)	(47)

Pro forma net income	$17,996	$15,130	$13,445

Earnings per share:
Basic - as reported	$2.54	$2.12	$1.89

Basic - pro forma	$2.51	$2.11	$1.88

Diluted - as reported	$2.52	$2.11	$1.88

Diluted - pro forma	$2.49	$2.10	$1.87

On December 20, 2005, the Corporation’s Board of Directors approved the acceleration of the vesting of all “underwater” unvested stock options including options held by executive officers. A stock option was considered “underwater” if the option exercise price was greater than $37.50 per share, the opening market price as of the date of

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

the board action. As a result of this action, the vesting of options to purchase 13,482 shares of the Corporation’s common stock was accelerated. The decision to accelerate the vesting of all “underwater” options was made in order to eliminate the future compensation expense that the Corporation would otherwise recognize in its income statement with respect to these options upon the adoption of SFAS 123R. The acceleration of vesting for these options resulted in the Corporation not expensing $137 thousand in future compensation expense, which is reflected in the additional expense for 2005 had the Corporation adopted SFAS No 123R in the stock compensation table above.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2005	2004	2003
Dividend yield	2.4%	2.4%	2.3%
Expected life	10 yrs	10 yrs	10 yrs
Expected volatility	26.6%	30.4%	31.0%
Risk-free interest rate	4.2%	4.4%	4.1%

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Advertising

The Corporation follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $887 thousand, $636 thousand, and $671 thousand were incurred in 2005, 2004 and 2003, respectively.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting period beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, (SFAS No. 154) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Corporation does not anticipate that the future compensation expense associated with outstanding unvested stock options will have a material effect on its financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Corporation’s financial statements.

Note 2. Purchase and Disposition of Branches

On September 23, 2003, the Corporation purchased eight branches from the following First Virginia member banks: First Virginia Bank-Southwest, First Virginia Bank-Blue Ridge and First Virginia Bank-Colonial. The branches are located in Covington, Tazewell, Woodstock, Rocky Mount and Farmville. The branches were divested in connection with the BB&T Corporation/First Virginia Banks Inc. merger. The purchase price of $19.1 million represented a 9.5% premium on the deposits assumed at the date of consummation.

The acquisition included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Assets Purchased (at fair value):
Cash	$1,490
Loans	78,889
Real estate and personal property	4,447
Goodwill	14,033
Core deposit intangibles	4,830
Other assets	8

Total assets acquired	$103,697

Liabilities Assumed (at fair value):
Deposit accounts	$201,465
Other liabilities	41

Total liabilities assumed	$201,506

Net Liabilities Assumed	$97,809

Of the $19.1 million of acquired intangible assets, $4.8 million was assigned to core deposit intangibles to be amortized over a nine year period. The unamortized balance of accumulated core deposit intangibles, including previous branch acquisitions, was $4.4 million and $5.6 million at December 31, 2005 and 2004, respectively. The estimated aggregate amortization expense for core deposit intangibles for each of the five succeeding years is $485 thousand, respectively.

In addition, $1.1 million was assigned as a premium on the certificates of deposit assumed, while $1.5 million was assigned as a premium on the loans purchased. Weighted average lives for the certificates of deposit and loans receivable were one year and seven years, respectively. The unamortized balance of the CD premium was zero for the years ended December 31, 2005 and 2004 and $801 thousand for the year ended December 31, 2003. The unamortized balance of the loans receivable premium was $649 thousand, $1.0 million and $1.4 million for each of the three years ended

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

December 31, 2005, 2004 and 2003, respectively. The estimated aggregate loan premium amortization for each of the five succeeding years is as follows:

2006	$224
2007	177
2008	130
2009	83
2010	35

$649

In February 16, 2005, the Corporation through its subsidiary, Planters Bank & Trust Company of Virginia, sold two branches located in Tazewell County, Virginia to the Bank of Tazewell County, an affiliate of National Bankshares, Inc. headquartered in Blacksburg, Virginia.

The sale included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows:

Premium received on deposits transferred	$1,304

Liabilities transferred (at fair value):
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

Note 3. Restrictions on Cash

To comply with Federal Reserve Regulations, the subsidiary banks are required to maintain certain average reserve balances. The daily average reserve requirement was $400 thousand and $23.7 million for December 31, 2005 and 2004, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 4. Securities

The amortized cost and estimated fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2005 and 2004, are as follows:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and municipal	$4,287	$107	$—	$4,394

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
State and municipal	$5,849	$338	$—	$6,187

The amortized cost and estimated fair value of the securities being held to maturity as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2005
	Amortized Cost	Estimated Fair Value
Due after one year through five years	$3,318	$3,374
Due after ten years	969	1,020

Total	$4,287	$4,394

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2005 and 2004 are as follows:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U. S. Treasury	$2,498	$7	$—	$2,505
U. S. Government agencies	87,534	31	(2,548)	85,017
State and municipals	80,627	1,561	(352)	81,836
Corporate bonds	6,022	45	(5)	6,062
Collateralized mortgage obligations	3,314	3	(47)	3,270
Mortgage backed securities	57,233	99	(1,511)	55,821
Equity securities	1,396	342	(79)	1,659
Federal Home Loan Bank stock - restricted	4,682	—	—	4,682
Federal Reserve Bank stock - restricted	1,937	—	—	1,937
Other	575	—	—	575

Total	$245,818	$2,088	$(4,542)	$243,364

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U. S. Treasury	$7,019	$177	$—	$7,196
U. S. Government agencies	117,279	425	(766)	116,938
State and municipals	68,903	2,989	(76)	71,816
Corporate bonds	9,052	265	—	9,317
Collateralized mortgage obligations	4,433	30	(4)	4,459
Mortgage backed securities	69,184	314	(618)	68,880
Equity securities	1,270	372	(77)	1,565
Federal Home Loan Bank stock - restricted	3,455	—	—	3,455
Federal Reserve Bank stock - restricted	1,847	—	—	1,847
Other	836	—	—	836

Total	$283,278	$4,572	$(1,541)	$286,309

The book value of securities pledged to secure deposits and for other purposes amounted to $59.9 million and $79.8 million at December 31, 2005 and 2004, respectively.

The amortized cost and estimated fair value of the securities available for sale as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	2005
	Amortized Cost	Estimated Fair Value
Due in one year or less	$43,313	$43,196
Due after one year through five years	90,772	88,803
Due after five years through ten years	38,581	39,022
Due after ten years	7,329	7,669
Equity securities	1,396	1,659
Mortgage-backed securities	57,233	55,821
Federal Home Loan Bank stock - restricted	4,682	4,682
Federal Reserve Bank stock - restricted	1,937	1,937
Other	575	575

Total	$245,818	$243,364

Proceeds from sales and calls of securities available for sale were $4.1 million, $36.5 million, and $46.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross gains of $319 thousand, $235 thousand, and $512 thousand and gross losses of $23 thousand, $232 thousand, and $71 thousand were realized on these sales during 2005, 2004 and 2003, respectively. The tax provision applicable to these net realized gains amounted to $104 thousand, $1 thousand, and $154 thousand, respectively. There were no sales of securities held to maturity during 2005, 2004 or 2003.

Information pertaining to securities with gross unrealized losses at December 31, 2005, and 2004 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2005
U.S. Treasury	$19,309	$192	$43,699	$2,356	$63,008	$2,548
Mortgage backed securities	16,313	402	32,971	1,109	49,284	1,511
State and municipals	24,923	246	3,764	106	28,687	352
Corporate bonds	2,910	47	—	—	2,910	47
Collateralized mortgage obligations	991	5	—	—	991	5

Subtotal debt securities	64,446	892	80,434	3,571	144,880	4,463
Preferred stock	—	—	514	79	514	79

Total temporarily impaired securities	$64,446	$892	$80,948	$3,650	$145,394	$4,542

2004
U.S. Treasury	$37,512	$600	$9,834	$166	$47,346	$766
Mortgage backed securities	10,523	101	32,845	517	43,368	618
State and municipals	6,307	60	777	16	7,084	76
Collateralized mortgage obligations	1,793	4	—	—	1,793	4

Subtotal debt securities	56,135	765	43,456	699	99,591	1,464
Preferred stock	—	—	516	77	516	77

Total temporarily impaired securities	$56,135	$765	$43,972	$776	$100,107	$1,541

There are a total of 129 securities that have unrealized losses as of December 31, 2005, 30 U.S. Treasuries or agency securities, 35 U.S. Agency MBS securities, 60 municipal securities, two CMO, one corporate security and one preferred stock security. The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

obligations. The preferred stock category represents ownership in preferred stock of the Federal Home Loan Mortgage Corporation (Freddie Mac). Freddie Mac’ credit rating did not change during 2005 as measured by Moody’s and S&P. The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream or credit quality as a result. The Corporation maintains the ability and intent to hold such securities for the foreseeable future.

Note 5. Loans

A summary of the balances of loans follows:

	December 31,
	2005	2004
Real estate loans:
Construction and land development	$115,944	$116,888
Farmland	10,119	9,631
1-4 family residential	300,600	293,859
Multifamily, nonresidential and junior liens	593,396	507,707
Loans to farmers (except those secured by real estate)	1,897	1,590
Commercial and industrial loans (except those secured by real estate)	76,213	83,666
Consumer installment loans	38,678	42,575
Deposit overdrafts	2,198	1,804
All other loans	3,486	3,448

Total loans	$1,142,531	$1,061,168
Deferred loan costs	545	407
Allowance for loan losses	(13,581)	(11,706)

Net loans	$1,129,495	$1,049,869

Note 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance, beginning	$11,706	$9,743	$9,180
Recoveries	315	231	229
Provision for loan losses	2,012	2,534	1,290

Total	$14,033	$12,508	$10,699
Loans charged off	(452)	(802)	(956)

Balance, ending	$13,581	$11,706	$9,743

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Information about impaired loans as of and for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
Impaired loans for which an allowance has been provided	$1,710	$3,410	$3,128
Impaired loans for which no allowance has been provided	3,705	4,905	3,474

Total impaired loans	$5,415	$8,315	$6,602

Allowance provided for impaired loans, included in the allowance for loan losses	$684	$1,166	$1,281

Average balance in impaired loans	$5,670	$9,379	$6,809

Interest income recognized on impaired loans	$347	$574	$347

Interest income recognized on a cash basis on impaired loans	$339	$594	$324

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $953 thousand, $1.4 million, and $1.8 million at December 31, 2005, 2004 and 2003, respectively. If interest on these loans had been accrued, such income would have approximated $91 thousand, $118 thousand and $108 thousand for each of the three years ended December 31, 2005, respectively.

Note 7. Bank Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	2005	2004
Land	$12,041	$5,955
Buildings and leasehold improvements	22,263	22,230
Furniture, equipment and software	25,683	23,751
Construction in progress	943	339

	$60,930	$52,275
Less accumulated depreciation and amortization	27,255	24,417

	$33,675	$27,858

Depreciation and amortization expense amounted to $3.0 million in 2005, $3.1 million in 2004, and $2.9 million in 2003.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $157.9 million and $129.4 million, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

2006	$253,335
2007	90,750
2008	96,475
2009	38,825
2010	40,912
Thereafter	39

$520,336

Note 9. Federal Home Loan Bank Advances

The Corporation has advances with the Federal Home Loan Bank of Atlanta of $40 million outstanding at December 31, 2005 maturing through 2010. At December 31, 2005 and 2004, the interest rates on this debt ranged from 1.96% to 6.69% and from 1.96% to 7.07% respectively. The weighted average interest rate at December 31, 2005 and 2004 was 4.15% and 5.12%, respectively. The average balance outstanding during 2005 and 2004 was $32.8 million and $13.3 million, respectively. The advance structures employed by the Corporation include $30 million in fixed rate credit advances, and $10 million in convertible advances. Each structure requires either quarterly interest payments, or monthly interest payments. The convertible advances include one that is callable in the event that the three month LIBOR reaches 8.5%, and another that is callable quarterly.

The banking subsidiaries have available a combined $244 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by securities and by a blanket lien on loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, home equity loans, and commercial loans. As of December 31, 2005 only 1 to 4 family loans were pledged totaling $175 million.

The contractual maturities of debt are as follows:

2005
Due in 2006	$20,000
Due in 2008	10,000
Due in 2010	10,000

Total debt	$40,000

Note 10. Trust Preferred Capital Notes

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Corporation. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2005 was 6.75%. The

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Virginia Financial Group’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

Note 11. Other Borrowings

The Corporation has a line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at December 31, 2005 and 2004, respectively.

Federal funds purchased generally mature within one to four days from the transaction date. The balances outstanding at December 31, 2005 and 2004 were none and $5 million, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. The balance outstanding at December 31, 2005 and 2004 was $15.9 million and $16.2 million, respectively.

In 2005 the Corporation initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding at December 31, 2005 was $24.5 million.

Second Bank & Trust has an agreement with the Federal Reserve Bank where it can borrow funds deposited by customers. This agreement calls for variable interest and is payable on demand. U.S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $7.0 million. The balance outstanding at December 31, 2005 and 2004 was $841.8 thousand and $814.5 thousand, respectively. The Corporation, through its subsidiary banks, has uncollateralized, unused lines of credit totaling $92.4 million with nonaffiliated banks at December 31, 2005.

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

A summary of the status of the plan at December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is as follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	85,626	$22.10	79,008	$20.33	70,399	$18.12
Granted	20,786	40.99	11,250	34.48	11,834	30.36
Forfeited	—	—	(2,000)	31.87	(1,440)	—
Exercised	(6,982)	20.66	(2,632)	14.59	(1,785)	17.93

Outstanding at end of year	99,430	$26.12	85,626	$22.10	79,008	$20.33

Exercisable at end of year	72,718		56,847		54,294

Weighted-average fair value per option of options granted during the year	$11.21		$12.14		$10.22

A further summary about the options outstanding and exercisable at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Weighted Average Remaining Contractual Life	Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
9 years	$33.73 - $45.00	20,786	$40.99	14,232	$43.55
8 years	$31.97 - $35.75	11,250	34.28	2,252	34.28
7 years	$29.58 - $32.00	9,834	30.05	3,934	30.07
6 years	$28.95 - $32.80	13,150	32.20	7,890	32.20
4 years	$13.90 - $14.99	43,718	14.49	43,718	14.49
1 year	$10.82	692	10.82	692	10.82

		99,430		72,718

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid upon expiration of the restriction and issuance of the shares. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued. The Corporation expenses the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $332 thousand, $201 thousand and $101 thousand for each of the three years ended December 31, 2005, respectively. The Corporation had 17,760 shares of restricted stock awarded and unissued at December 31, 2005.

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

Utilizing a measurement date of October 1, 2005 for the 2005 plan year, information about the plan follows:

	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning	$4,407	$4,234
Service cost	179	196
Interest cost	260	270
Actuarial (gain) loss	69	277
Benefits paid	(526)	(570)

Benefit obligation, ending	$4,389	$4,407

Change in Plan Assets
Fair value of plan assets, beginning	$3,199	$3,659
Actual return on plan assets	222	(19)
Employer contributions	97	129
Benefits paid	(526)	(570)

Fair value of plan assets, ending	$2,992	$3,199

Funded status	$(1,397)	$(1,208)
Unrecognized net actuarial gain	1,304	1,251
Unrecognized prior service cost	39	71

(Accrued liability) prepaid benefit cost included in balance sheet	$(54)	$114

Accumulated benefit obligation	$3,674	$3,779

Amount Recognized in Consolidated Balance Sheets
Prepaid (accrued) benefit cost	$(54)	$114
Accrued benefit liability	(682)	(580)
Deferred tax asset	225	178
Intangible asset	39	71
Accumulated other comprehensive income, net	418	331

Net amount recognized	$(54)	$114

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,389	$4,407
Accumulated benefit obligation	3,674	3,779
Fair value of plan assets	2,992	3,199
Increase in minimum liability included in other comprehensive income	102	580

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Components of Net Periodic Benefit Cost	2005	2004	2003
Service cost	$178	$196	$228
Interest cost	260	270	267
Expected return on plan assets	(266)	(304)	(252)
Amortization of prior service cost	32	32	32
Amortization of net obligation at transition	—	—	(43)
Recognized net actuarial gain	61	18	38

Net periodic benefit cost	$265	$212	$270

Weighted-Average Assumptions for Benefit Obligation as of October 1,

	2005	2004
Discount Rate	5.75%	6.00%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic Benefit as of October 1,

	2005	2004
Discount Rate	6.00%	6.50%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The plan’s weighted average asset allocations at December 31, 2005, and December 31, 2004, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2005	2004
Money Markets and Equivalents	10.6%	—
Equity Securities	82.7%	77.6%
Debt Securities	6.7%	22.4%

Total	100.0%	100.0%

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

The Corporation’s best estimate of contributions to the plan for 2006 is $260 thousand.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2006	$260
2007	220
2008	252
2009	283
2010	291
2010-2015	2,138

$3,444

The Corporation has a contribution retirement plan covering certain employees. Contributions amounted to $625 thousand, $682 thousand, and $348 thousand for the three years ended December 31, 2005, respectively.

The Corporation has a 401 (k) Savings Plan eligible to all employees with matching contributions of equal to 100 percent of the first 3% and 50 percent of the next 2% of salary reduction contributions made by the employee; totaling a total match of 4%. The Corporation contributed a matching contribution of $600 thousand, $599 thousand, and $566 thousand for the three years ended December 31, 2005, respectively.

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

The Corporation also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

to termination of employment or certain other events, including an imminent change in control. The Board may make contributions at its discretion. The deferred compensation charged to expense totaled $48 thousand, $22 thousand, and $21 thousand for the three years ended December 31, 2005, respectively.

The Corporation has an incentive bonus plan under which employees receive compensation directly related to affiliate and Corporation profitability and budget performance. Compensation under the plan is calculated under pre determined guidelines set by the Holding Company Board of Directors. The amount charged to operations was $2.3 million, $520 thousand and $850 thousand for the three years ended December 31, 2005, respectively.

The Corporation has supplemental retirement agreements with certain former executive officers which provide benefits payable over fifteen years. The present value of the estimated liability under the agreements is being accrued using a discount rate of 10% and 7.5%, respectively, ratably over the remaining years to the date of eligibility for benefits. The deferred compensation expense charged to expense totaled $64 thousand, $49 thousand, and $112 thousand for the three years ended December 31, 2005, respectively.

Note 14. Income Taxes

The components of the net deferred tax asset, included in the Consolidated Balance Sheets, are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$4,753	$3,827
Nonaccrual loan interest	137	180
Deferred compensation	1,138	1,021
Securities available for sale	859	—
Minimum pension liability	225	178
Core deposit intangible	174	94
Other	124	14

	$7,410	$5,314

Deferred tax liabilities:
Accrued pension asset	$—	$40
Premises and equipment	576	528
Securities available for sale	—	1,061
FHLB stock dividend	59	59
Goodwill	730	409
Other	101	91

	$1,466	$2,188

Net deferred tax asset	$5,944	$3,126

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Income tax expense charged to operations for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current tax expense	$9,209	$7,483	$5,496
Deferred tax benefit	(851)	(918)	(447)

	$8,358	$6,565	$5,049

Income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$9,301	35.0%	$7,619	35.0%	$6,489	35.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(949)	(3.6)%	(1,066)	(4.9)%	(1,265)	(6.8)%
Other	6	0.0%	12	0.1%	26	0.1%
Reduction for taxable income <$10 million	—	—	—	—	(201)	-1.1%

	$8,358	31.4%	$6,565	30.2%	$5,049	27.2%

Note 15. Related Party Transactions

In the ordinary course of business, the Banks grant loans to principal officers, directors and affiliates of the Corporation.

Aggregate loan transactions with related parties were as follows:

	2005	2004
Beginning balance	$27,685	$11,675
New loans	9,153	43,830
Repayments	(33,711)	(27,820)

Ending balance	$3,127	$27,685

Total related party deposits held at the VFGI bank affiliates were $7.9 million at the end of year 2005.

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

	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,168,027	$2.54	7,158,574	$2.12	7,155,814	$1.89

Effect of dilutive securities:
Restricted stock	18,856		12,241		8,624
Stock options	29,077		30,935		28,046

Diluted earnings per share	7,215,960	$2.52	7,201,750	$2.11	7,192,484	$1.88

Stock options representing 14,232, 6,283 and 8,865 shares at December 31, 2005, 2004 and 2003, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

Note 17. Commitments and Contingent Liabilities

The Corporation has noncancellable leases covering certain premises and equipment.

Total rent expense applicable to operating leases was $569 thousand, $553 thousand and $402 thousand for 2005, 2004 and 2003, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2006	$551
2007	573
2008	484
2009	326
2010	189
Thereafter	1,787

Total	$3,910

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 18. Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined.

During 2005, the banking subsidiaries paid $2.8 million in dividends to the Corporation. As of December 31, 2005, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Corporation without prior regulatory approval totaled $31.8 million or 23.4% of the consolidated net assets.

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

At December 31, 2005 and 2004 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
Commitments to extend credit	$397,341	$366,815
Standby letters of credit	16,602	11,525
Mortgage loans sold with potential recourse	53,776	26,963

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Corporation, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2005, the Corporation originated $176 million and sold $176 million to investors, compared to $148 million originated and $150 million sold in 2004. Most contracts with investors contain certain recourse language which may vary from 90 days up to nine months. The Corporation may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2005, the Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $6.9 million and loans held for sale of $9.2 million. The Corporation has entered into commitments, on a best-effort basis to sell loans of approximately $16.1 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Corporation does not expect any counterparty to fail to meet its obligations.

The Corporation maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $5.3 million.

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

At December 31, 2005, and 2004, the fair value of loan commitments and stand-by letters of credit was immaterial.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The estimated fair values of the Corporation’s financial instruments are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$48,016	$48,016	$39,326	$39,326
Securities	247,651	247,758	292,158	292,496
Loans held for sale	9,223	9,223	5,715	5,715
Loans, net	1,129,495	1,117,476	1,049,869	1,042,651
Interest receivable	6,583	6,583	5,716	5,716

Financial liabilities:
Deposits	$1,255,509	$1,248,327	$1,257,164	$1,196,265
Federal funds purchased and securities sold under agreements to repurchase	15,890	15,890	21,155	21,155
Federal Home Loan Bank advances	40,000	39,878	14,060	14,566
Trust preferred capital notes	20,619	20,619	20,619	20,619
Other borrowings	25,322	25,322	815	815
Interest payable	2,515	2,515	2,120	2,120

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and subsidiary banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institutions’ category.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$153,227	12.18%	$100,633	8.0%	N/A
Second Bank & Trust	$45,217	12.56%	$28,795	8.0%	$35,994	10.0%
Virginia Heartland Bank	$26,032	10.98%	$18,975	8.0%	$23,719	10.0%
Planters Bank & Trust	$75,869	11.50%	$52,756	8.0%	$65,945	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$139,528	11.09%	$50,316	4.0%	N/A
Second Bank & Trust	$41,300	11.47%	$14,398	4.0%	$21,596	6.0%
Virginia Heartland Bank	$23,559	9.93%	$9,488	4.0%	$14,231	6.0%
Planters Bank & Trust	$68,678	10.41%	$26,378	4.0%	$39,567	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$139,528	9.32%	$59,893	4.0%	N/A
Second Bank & Trust	$41,300	9.00%	$18,364	4.0%	$22,956	5.0%
Virginia Heartland Bank	$23,559	8.49%	$11,100	4.0%	$13,875	5.0%
Planters Bank & Trust	$68,978	8.96%	$30,644	4.0%	$38,305	5.0%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$137,564	12.37%	$88,983	8.0%	N/A
Second Bank & Trust	$38,322	11.44%	$26,808	8.0%	$33,509	10.0%
Virginia Heartland Bank	$22,440	11.02%	$16,286	8.0%	$20,357	10.0%
Planters Bank & Trust	$66,281	11.70%	$45,308	8.0%	$56,635	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$125,725	11.30%	$44,492	4.0%	N/A
Second Bank & Trust	$34,911	10.42%	$13,404	4.0%	$20,106	6.0%
Virginia Heartland Bank	$20,137	9.89%	$8,143	4.0%	$12,214	6.0%
Planters Bank & Trust	$60,289	10.65%	$22,654	4.0%	$33,981	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$125,725	8.77%	$57,327	4.0%	N/A
Second Bank & Trust	$34,911	8.02%	$17,422	4.0%	$21,777	5.0%
Virginia Heartland Bank	$20,137	8.26%	$9,752	4.0%	$12,191	5.0%
Planters Bank & Trust	$60,289	7.90%	$30,524	4.0%	$38,155	5.0%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 22. Parent Corporation Only Financial Statements

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets

Cash and due from banks	$21,791	$740
Securities available for sale	7,174	8,014
Investment in subsidiaries	151,043	137,649
Premises and equipment, net	1,997	1,962
Income taxes receivable	22	90
Accrued interest receivable	30	24
Other assets	4,138	3,051

Total assets	$186,195	$151,530

Liabilities

Trust preferred capital notes	$20,619	$20,619
Other borrowings	24,480	—
Other liabilities	4,991	3,822

Total liabilities	$50,090	$24,441

Stockholders’ Equity

Preferred stock	$—	$—
Common stock	35,864	35,807
Surplus	8,193	7,774
Retained earnings	94,061	81,869
Accumulated other comprehensive income (loss), net	(2,013)	1,639

Total stockholders’ equity	$136,105	$127,089

Total liabilities and stockholders’ equity	$186,195	$151,530

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Statements of Income

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income
Dividends from subsidiaries	$2,750	$—	$16,650
Interest on investments
Taxable	421	112	65
Nontaxable	12	—	121
Dividends	18	30	78
Management fee income	9,461	7,520	5,364
Gain (loss) on sale of securities	296	(232)	383
Miscellaneous income	145	111	22

Total income	$13,103	$7,541	$22,683

Expenses
Compensation and employee benefits	$6,893	$4,881	$4,678
Supplies and equipment expenses	1,441	1,724	1,336
Professional fees	604	643	288
Director fees	257	275	317
Interest expense	1,516	723	35
Other operating expenses	1,906	1,551	1,584

Total expenses	$12,617	$9,797	$8,238

Net income (loss) before income tax benefit and undistributed (distributed) equity of subsidiaries	$486	$(2,256)	$14,445

Income tax benefit	776	885	792

Net income (loss) before undistributed (distributed) equity in subsidiaries	$1,262	$(1,371)	$15,237

Undistributed (distributed) equity in subsidiaries	16,954	16,574	(1,745)

Net income	$18,216	$15,203	$13,492

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Corporation Only)

Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$18,216	$15,203	$13,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	986	1,084	892
Deferred tax benefit	(139)	(71)	(35)
Employee benefit plan expense	80	39	63
Stock-based compensation expense	332	201	101
(Gain) loss on sale of securities available for sale	(296)	232	(383)
Amortization of security premiums and accretion of discounts, net	(36)	(57)	13
(Undistributed) distributed earnings of subsidiaries	(16,954)	(16,574)	1,745
Decrease in taxes receivable	68	116	13
(Increase) decrease in interest receivable	(6)	(24)	126
Increase in other assets	(463)	(85)	(309)
Increase in other liabilities	1,100	168	342

Net cash provided by operating activities	$2,888	$232	$16,060

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$1,582	$1,323	$9,442
Purchase of securities available for sale	(976)	(7,237)	(1,556)
Purchase of premises and equipment	(1,043)	(376)	(1,507)
Proceeds from sale of other real estate	—	534	—
Purchase of other real estate	—	(547)	—
Capital contributed to subsidiary	—	(3,000)	(22,000)

Net cash used in investing activities	$(437)	$(9,303)	$(15,621)

Cash Flows from Financing Activities
Net increase (decrease) from other borrowings	$24,480	$(6,500)	$6,500
Issuance of trust preferred capital notes	—	20,619	—
Acquisition of common stock	—	—	(818)
Proceeds from exercise of stock options	144	38	32
Cash dividends paid	(6,024)	(5,589)	(5,371)

Net cash provided by financing activities	$18,600	$8,568	$343

Increase (decrease) in cash and cash equivalents	$21,051	$(503)	$782

Cash and Cash Equivalents
Beginning	740	1,243	461

Ending	$21,791	$740	$1,243

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 23. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2005 and 2004 are summarized below:

	2005 Quarter Ended
	March 31,	June 30,	September 30, December 31,
Interest income	$18,584	$19,505	$20,697	$21,920
Interest expense	5,398	5,718	6,040	6,705
Net interest income	13,186	13,787	14,657	15,215
Provision for loan losses	546	546	503	417
Total net interest income after provision	12,640	13,241	14,154	14,798
Noninterest income	3,694	4,085	3,870	3,794
Noninterest expense	10,534	10,801	11,094	11,273
Income before income taxes	5,800	6,525	6,930	7,319
Provision for income taxes	1,787	2,054	2,211	2,306
Net income	4,013	4,471	4,719	5,013
Net income per share
basic	0.56	0.62	0.66	0.70
diluted	0.56	0.62	0.65	0.69

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$17,380	$17,255	$17,936	$17,831
Interest expense	4,888	4,693	4,775	5,272
Net interest income	12,492	12,562	13,161	12,559
Provision for loan losses	681	636	636	581
Total net interest income after provision	11,811	11,926	12,525	11,978
Noninterest income	3,457	3,949	3,642	3,496
Noninterest expense	10,435	10,635	10,433	9,513
Income before income taxes	4,833	5,240	5,734	5,961
Provision for income taxes	1,378	1,555	1,743	1,889
Net income	3,455	3,685	3,991	4,072
Net income per share
basic	0.48	0.51	0.56	0.57
diluted	0.48	0.51	0.55	0.56

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2005 the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiary to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting, appears on pages 25 through 26 hereof.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Changes in Internal Control Over Financial Reporting.

There has been no change in VFG’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, VFG’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Corporation is contained in the Corporation’s 2006 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2006 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Corporation is included in Part 1 of this Form 10-K under the caption, “Executive Officers of the Registrant.” Information with respect to the Corporation’s Audit and Compliance Committee is contained in the Corporation’s 2006 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

VFG has adopted a code of ethics for its principal executive officer and its principal financial and accounting officer as well as a Directors Code of Professional Conduct for its directors. These documents can be found under “Governance Documents” at www.vfgi.net. Stockholders may request a free printed copy of each from:

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

Item 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2006 Proxy Statement, and is incorporated herein by reference.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Security Interest of Certain Beneficial Owners and Management” in the Proxy Statement, and is incorporated herein by reference. The information in the 2006 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2006 Proxy Statement, and is incorporated herein by reference.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2002.

Exhibit No. 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 30, 2002.

Exhibit No. 10.2*	Virginia Commonwealth Financial Corporation Stock Option Agreement, dated as of June 12, 2001, between Virginia Financial Corporation and Virginia Commonwealth Financial Corporation, Incorporated by reference to Appendix C to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Exhibit No. 10.3*	Virginia Financial Group, Inc. Stock Incentive Plan, dated January 18, 2002, incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002 (File No. 333-83410).

Exhibit No. 10.4*	Employment Agreement dated March 7, 2005 between Virginia Financial Group, Inc. and O. R. Barham, Jr. incorporated by reference to Exhibit 10.4 to Form 10-K filed March 15, 2005.

Exhibit No. 10.5*	Employment Agreement dated March 7, 2005 between Virginia Financial Group, Inc. and Jeffrey W. Farrar incorporated by reference to Exhibit 10.5 to Form 10-K filed March 15, 2005.

Exhibit No. 10.6*	Employment Agreement, dated June 30, 2005, between Virginia Financial Group, Inc. and Litz H. Van Dyke, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 1, 2005.

Exhibit No. 10.7*	Non-Qualified Directors Deferred Compensation Plan dated January, 1998 incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 15, 2005.

Exhibit No. 10.8*	Non-Qualified Executive Deferred Compensation Plan dated January 1, 2005 incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 15, 2005.

Exhibit No. 10.9*	Virginia Financial Group, Inc. Executive Incentive Plan dated March 1, 2005 incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 15, 2005.

Exhibit No. 10.10*	Schedule of Virginia Financial Group, Inc. Non-Employee Directors’ Annual Compensation incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 15, 2005.

Exhibit No. 10.11*	Schedule of 2006 Base Salaries for Named Executive Officers of Virginia Financial Group, Inc.

Exhibit No. 11	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

Exhibit No. 21	Subsidiaries of Registrant.

Exhibit No. 23	Consent of Independent Auditors.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Financial Group, Inc.	Virginia Financial Group, Inc.
Culpeper, Virginia	Culpeper, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 14, 2006	Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ O.R. Barham, Jr. O.R. Barham, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Jeffrey W. Farrar Jeffrey W. Farrar	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Taylor E. Gore Taylor E. Gore	Chairman of the Board of Directors	March 14, 2006

/s/ Lee S. Baker Lee S. Baker	Director	March 14, 2006

/s/ Fred D. Bowers Fred D. Bowers	Director	March 14, 2006

/s/ E. Page Butler E. Page Butler	Director	March 14, 2006

/s/ Gregory L. Fisher Gregory L. Fisher	Director	March 14, 2006

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Signature	Capacity	Date

/s/ Christopher M. Hallberg Christopher M. Hallberg	Director	March 14, 2006

/s/ Jan S. Hoover Jan S. Hoover	Director	March 14, 2006

/s/ Martin F. Lightsey Martin F. Lightsey	Director	March 14, 2006

/s/ P. William Moore, Jr. P. William Moore, Jr.	Director	March 14, 2006

/s/ H. Wayne Parrish H. Wayne Parrish	Director	March 14, 2006

/s/ Thomas F. Williams, Jr. Thomas F. Williams, Jr.	Director	March 14, 2006