Form 10-Q
period 2006-03-31
VIRGINIA FINANCIAL GROUP INC
filed 2006-05-10
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, there were 7,178,964 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	MARCH 31, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$40,923	$33,681
Federal funds sold	19,886	9,103
Interest-bearing deposits in banks	3,593	5,232
Securities (market value: 2006, $231,828; 2005, $247,758)	231,783	247,651
Loans held for sale	7,795	9,223
Loans receivable, net of allowance for loan losses, 2006, $13,941; 2005, $13,581	1,175,305	1,129,495
Bank premises and equipment, net	34,740	33,675
Interest receivable	6,485	6,583
Core deposit intangibles, net	4,352	4,449
Goodwill	13,896	13,896
Other real estate owned	79	75
Other assets	12,283	12,121

Total assets	$1,551,120	$1,505,184

LIABILITIES
Deposits:
Noninterest-bearing	$256,910	$249,775
Interest-bearing	1,016,142	1,005,734

Total deposits	1,273,052	1,255,509
Federal funds purchased and securities sold under agreements to repurchase	3,795	15,890
Federal Home Loan Bank advances	60,000	40,000
Trust preferred capital notes	20,619	20,619
Other borrowings	42,372	25,322
Interest payable	2,883	2,515
Other liabilities	9,112	9,224
Commitments and contingent liabilities	—	—

Total liabilities	1,411,833	1,369,079

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $5 par value; 25,000,000 shares authorized;
2006: 7,178,964 shares issued and outstanding;
2005: 7,172,734 shares issued and outstanding;	35,895	35,864
Surplus	8,245	8,193
Retained earnings	96,941	94,061
Accumulated other comprehensive loss, net	(1,794)	(2,013)

Total stockholders’ equity	139,287	136,105

Total liabilities and stockholders’ equity	$1,551,120	$1,505,184

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 omitted)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Interest Income
Interest and fees on loans	$19,433	$16,043
Interest on deposits in other banks	35	4
Interest on investment securities:
Taxable	103	—
Interest and dividends on securities available for sale:
Taxable	1,396	1,806
Tax exempt	815	656
Dividends	115	67
Interest income on federal funds sold	276	8

Total interest income	22,173	18,584

Interest Expense
Interest on deposits	5,960	4,752
Interest on federal funds purchased and securities sold under agreements to repurchase	86	144
Interest on FHLB advances	582	180
Interest on trust preferred capital notes	374	265
Interest on other borrowings	306	57

Total interest expense	7,308	5,398

Net interest income	14,865	13,186
Provision for loan losses	510	546

Net interest income after provision for loan losses	14,355	12,640
Noninterest Income
Retail banking fees	1,607	1,665
Commissions and fees from fiduciary activities	811	724
Brokerage fee income	227	181
Other operating income	166	241
Loss on sale of securities available for sale	(181)	—
Gain on sale of branches	—	408
Gain on sale of mortgage loans	633	475

Total noninterest income	3,263	3,694

Noninterest Expense
Compensation and employee benefits	6,601	6,047
Net occupancy expense	766	751
Supplies and equipment expenses	977	1,114
Amortization-intangible assets	100	168
Marketing	125	144
State franchise tax	248	199
Data processing	383	314
Telecommunications	274	268
Professional fees	130	130
Other operating expenses	1,579	1,399

Total noninterest expense	11,183	10,534

Income before income taxes	6,435	5,800
Income tax expense	1,971	1,787

Net income	$4,464	$4,013

Earnings per share, basic	$.62	$.56

Earnings per share, diluted	$.62	$.56

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2005	$35,807	$7,774	$81,869	$1,639		$127,089
Net income	—	—	4,013	—	$4,013	4,013
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $419)	—	—	—	—	(778)	—

Other comprehensive loss	—	—	—	(778)	(778)	(778)

Total comprehensive income	—	—	—	—	$3,235	—

Cash dividends ($.20 per share)	—	—	(1,433)	—		(1,433)
Stock-based compensation expense	12	62	—	—		74

Balance, March 31, 2005	$35,819	$7,836	$84,449	$861		$128,965

Balance, January 1, 2006	$35,864	$8,193	$94,061	$(2,013)		$136,105
Net income	—	—	4,464	—	$4,464	4,464
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $54)					101	—
Reclassification adjustment (net of tax of $63)	—	—	—	—	118	—

Other comprehensive gain	—	—	—	219	219	219

Total comprehensive income	—	—	—	—	$4,683	—

Cash dividends ($.22 per share)	—	—	(1,584)	—		(1,584)
Stock-based compensation expense	26	22	—	—		48
Exercise of stock options	5	30	—	—		35

Balance, March 31, 2006	$35,895	$8,245	$96,941	$(1,794)		$139,287

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 omitted)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$4,464	$4,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	700	793
Amortization of intangible assets	100	168
Provision for loan losses	510	546
Write-downs of other real estate	—	33
Deferred tax benefit	(90)	(182)
Employee benefit plan payments	54	48
Stock-based compensation expense	48	74
Loss on sale of securities available for sale	181	—
Gain on sale of branches	—	(408)
Gain on sale of mortgage loans	(633)	(475)
Proceeds from sale of mortgage loans	29,956	32,960
Origination of mortgage loans for sale	(27,895)	(36,522)
Amortization of security premiums and accretion of discounts, net	196	170
Changes in assets and liabilities:
(Increase) decrease in interest receivable	98	(82)
(Increase) decrease in other assets	(193)	205
Increase in interest payable	368	92
(Decrease) increase in other liabilities	(166)	1,601

Net cash provided by operating activities	$7,698	$3,034

INVESTING ACTIVITIES
Proceeds from maturities and principal payments of securities available for sale	26,779	41,543
Proceeds from sales and calls of securities available for sale	21,256	1,685
Purchase of securities available for sale	(32,207)	(1,064)
Net increase in loans	(46,358)	(33,123)
Proceeds from sale of premises and equipment	1,549	3
Purchase of premises and equipment	(3,314)	(723)
Proceeds from sale of other real estate	34	5
Sale of branches, net of cash	—	(11,731)

Net cash used in investing activities	$(32,261)	$(3,405)

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 omitted)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	$(27,850)	$385
Net increase in certificates of deposit	45,393	903
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(12,095)	8,690
Proceeds from Federal Home Loan Bank advances	30,000	—
Principal payments on Federal Home Loan Bank advances	(10,000)	(20)
Net increase in other borrowings	17,050	12,295
Proceeds from exercise of stock options	35	—
Cash dividends paid	(1,584)	(1,433)

Net cash provided by financing activities	$40,949	$20,820

Increase in cash and cash equivalents	$16,386	$20,449

CASH AND CASH EQUIVALENTS
Beginning of the period	48,016	39,326

End of the period	$64,402	$59,775

Supplemental Schedule of Noncash Investing/Financing Activities
Other real estate acquired in settlement of loans	$38	$59

Unrealized gain (loss) on securities available for sale	$336	$(1,197)

Stock-based compensation expense	$48	$74

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	The results of operations for the three month period ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

	Amortized Cost	Fair Value

Securities Held to Maturity:	March 31, 2006
	(unaudited)
Obligations of States and Political Subdivisions	$3,320	$3,365

	December 31, 2005
Obligations of States and Political Subdivisions	$4,287	$4,394

Securities Available for Sale:	March 31, 2006
	(unaudited)
U.S. Government agencies	$77,020	$75,536
State and municipals	88,536	89,461
Corporate bonds	4,011	4,021
Collateralized mortgage obligations	1,482	1,419
Mortgage-backed securities	49,790	47,872
Equity securities	1,396	1,810
Restricted stock	7,763	7,763
Other securities	581	581

	$230,579	$228,463

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2005
U.S. Treasury	$2,498	$2,505
U.S. Government agencies	87,534	85,017
State and municipals	80,627	81,836
Corporate bonds	6,022	6,062
Collateralized mortgage obligations	3,314	3,270
Mortgage-backed securities	57,233	55,821
Equity securities	1,396	1,659
Restricted stock	6,619	6,619
Other securities	575	575

	$245,818	$243,364

The following tables show information pertaining to securities with gross unrealized losses at March 31, 2006 and December 31, 2005. The aggregate unrealized loss is determined by summation of all the related securities that have a continuous loss as of those dates, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value as of those dates (Amounts in 000):

	Less than 12 months		12 Months or more		Total
Description of Securities March 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$28,906	$91	$38,620	$1,404	$67,526	$1,495
Mortgage backed securities	8,297	132	38,266	1,804	46,563	1,936
State and municipals	29,256	323	3,922	131	33,178	454
Corporate bonds	1,485	12	—	—	1,485	12
Collateralized mortgage obligations	—	—	1,419	63	1,419	63

Subtotal debt securities	67,944	558	82,227	3,402	150,171	3,960

Preferred stock	—	—	513	80	513	80

Total temporarily impaired securities	$67,944	$558	$82,740	$3,482	$150,684	$4,040

There are a total of 151 securities that have unrealized losses as of March 31, 2006, 32 U.S. Treasuries or agency securities, 42 U.S. Agency MBS securities, 71 municipal securities, 3 corporate bonds, two CMOs and one preferred stock security.

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

	Less than 12 months		12 months or more		Total
Description of Securities December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and U.S. government agencies	$19,309	$192	$43,699	$2,356	$63,008	$2,548
Mortgage backed securities	16,313	402	32,971	1,109	49,284	1,511
State and municipals	24,923	246	3,764	106	28,687	352
Corporate bonds	2,910	47			2,910	47
Collaterallized mortgage obligations	991	5	—	—	991	5

Subtotal debt securities	64,446	892	80,434	3,571	144,880	4,463
Preferred stock	—	—	514	79	514	79

Total temporarily impaired securities	$64,446	$892	$80,948	$3,650	$145,394	$4,542

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	March 31, 2006	December 31, 2005
	(unaudited)
Real estate loans:
Construction	$166,924	$115,944
Secured by 1 – 4 family residential	303,639	310,719
Commercial and multifamily	586,054	593,396
Commercial, financial and agricultural loans	93,503	78,110
Consumer loans	36,909	40,876
All other loans	1,558	3,486

	1,188,587	1,142,531
Deferred loan costs	659	545
Allowance for loan losses	(13,941)	(13,581)

	$1,175,305	$1,129,495

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	March 31, 2006	December 31 , 2005	March 31, 2005
	(unaudited)		(unaudited)
Balance, January 1	$13,581	$11,706	$11,706

Recoveries	23	315	118
Loan charged off	(173)	(452)	(189)
Provision for loan losses	510	2,012	546

Balance, ending	$13,941	$13,581	$12,181

Information about impaired loans as of the periods indicated is as follows (000 omitted):

	March 31, 2006	December 31, 2005
	(unaudited)
Impaired loans for which an allowance has been provided	$1,516	$1,710
Impaired loans for which an allowance has not been provided	4,725	3,705

Total impaired loans	6,241	5,415

Allowance provided for impaired loans, included in the allowance for loan losses	$421	$684

6.	Federal Home Loan Bank Advances:

The Company has advances with the Federal Home Loan Bank of Atlanta of $60 million at March 31, 2006 maturing through 2016. The advances include $15 million in fixed rate credits and $45 million in convertible credits. These advances require either monthly or quarterly interest payments with principal due upon maturity. At March 31, 2006, the interest rates on this debt ranged from 3.81% to 6.69%. The average interest rate was 4.31% at March 31, 2006 with an average balance outstanding of $56.4 million for the first quarter 2006.

The banking subsidiaries have available a combined $244 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, home equity loans, and commercial loans. As of March 31, 2006 the 1 to 4 family, home equity and commercial loans were pledged as collateral totaling $209 million. At December 31, 2005 only 1 to 4 family loans were pledged totaling $175 million.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of debt are as follows (000 omitted):

2006	5,000
2008	10,000
2010	15,000
2011	10,000
2016	20,000

$60,000

7.	Trust Preferred Capital Notes:

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at March 31, 2006 was 7.26%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

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

8.	Other Borrowings:

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at March 31, 2006 and December 31, 2005, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One of the Company’s affiliates has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities and U. S. Treasury notes are pledged as collateral. The targeted threshold maximum amount available under this agreement is $7.0 million.

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding was $42.4 million and $24.5 million at March 31, 2006 and December 31, 2005, respectively.

The average balance of other borrowings did not exceed 30 percent of stockholders’ equity for the three months ended March 31, 2006 or the year ended December 31, 2005.

9.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2006 and 2005. Potential dilutive stock had no effect on income available to common stockholders.

	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,176,815	$0.62	7,163,198	$0.56

Effect of dilutive securities:
Restricted shares	18,970		18,655
Stock options	34,981		28,995

Diluted earnings per share	7,230,766	$0.62	7,210,848	$0.56

In 2006 and 2005, stock options representing 39,434 and 8,260 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the period.

Included within compensation and employee benefits expense for the three months ended March 31, 2006 is $48 thousand of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $30 thousand ($20 thousand after tax), which had no impact on basic and diluted earnings per share.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006.

Three Months Ended March 31, 2005
Net income, as reported	$4,013
Less: pro forma stock option compensation expense, net of tax	(22)

Pro forma net income	$3,991

Earnings per share:
Basic – as reported	$0.56
Basic – pro forma	0.56
Diluted – as reported	0.56
Diluted – pro forma	0.55

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $14.43 and none, respectively. Fair value is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 22% to 27%, risk-free interest rate ranging from 4.7% to 5.1% and an expected dividend yield of 2.2%.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Restricted stock award activity for the three months ended March 31, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards, January 1	17,760	$33.98
Granted	6,186	37.92
Vested	(4,030)	34.77
Canceled or expired	(946)	29.27

Restricted stock awards, March 31	18,970

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value Unexercised In-The-Money Options (in thousands)
Options outstanding, January 1	99,430	$26.12
Granted	43,259	40.59
Exercised	(1,100)	32.13
Canceled or expired	(2,900)	31.87

Options outstanding, March 31	138,689	30.49	6.7	$1,418

Options exercisable, March 31	72,826	23.60	5.2	1,233

The total value of in-the-money options exercised during the first three months ended March 31, 2006 was $44 thousand.

As of March 31, 2006, there was $668 thousand and $885 thousand of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. Cash proceeds received from options exercised for the three months ended March 31, 2006 and 2005 were $35 thousand and none, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Employee Benefit Plan:

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2003, and has approximately one hundred twenty-six participants remaining in the plan. The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$43	$50
Interest cost	61	64
Expected return on plan assets	(62)	(65)
Amortization of prior service cost	8	8
Amortization of net loss	16	15

Net periodic benefit cost	$66	$72

The Company made a quarterly cash contribution of $32 thousand to the plan during the first quarter of 2006, and estimates $225 thousand in total contributions to the plan for 2006.

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

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust company provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Each affiliate is run autonomously, with the holding company providing common services such as corporate finance, marketing, human resources, loan and deposit operations, information technology, compliance, audit and loan review.

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have an eight point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $100 thousand and $168 thousand for the three months ended March 31, 2006 and 2005, respectively.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense (excluding foreclosed property expense) by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gain (loss) of sale of securities). This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

Results of Operations

VFG’s consolidated net income for the quarter ended March 31, 2006 amounted to $4.5 million or $.62 per diluted share, compared to earnings of $4.0 million or $.56 per diluted share for the quarter ended March 31, 2005. Net income increased 11.2% and diluted earnings per share increased 10.7% compared to first quarter 2005 results. The Company’s earnings for the first quarter produced an annualized return on average assets (ROA) of 1.19% and return on average equity (ROE) of 13.08%, compared to prior year ratios of 1.13% and 12.74%, respectively.

Net Interest Income

Total revenue, comprised of net interest income and noninterest income, was $18.1 million for the first quarter of 2006, an increase of $1.2 million or 7.4% over $16.9 million in 2005. The largest component, net interest income, amounted to $14.9 million for the first quarter, up $1.7 million or 12.7% compared with $13.2 million for the same quarter in 2005. Improvements in the growth and mix of average earning assets, coupled with net interest margin expansion, were the primary contributors to this growth. The net interest margin for the first quarter of 2006 was 4.35%, down five basis points sequentially compared to 4.40% for the fourth quarter of 2005, and up twenty basis points when compared to 4.15% for the first quarter of 2005. As interest rates have continued to increase over the past year, interest costs associated with interest bearing liabilities have accelerated. The average rate paid on interest bearing liabilities for the first quarter was 2.60%, up 21 basis points sequentially compared to 2.39% for the fourth quarter of 2005, and up 56 basis points when compared to the first quarter of 2005. Management anticipates the net interest margin to decline modestly for the foreseeable future as continuing pressures on deposit pricing in VFG’s markets are anticipated.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following tables provide information on average earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $458 thousand and $407 thousand for the three months ended March 31, 2006 and 2005, respectively.

	Three months ended March 31,
	2006			2005
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net (1) (2)	$1,157,736	$19,453	6.81%	$1,071,992	$16,096	6.09%
Investment securities
Taxable	152,945	1,614	4.28%	191,766	1,873	3.96%
Tax exempt (2)	80,623	1,253	6.30%	62,326	1,010	6.57%

Total investments	233,568	2,867	4.98%	254,092	2,883	4.60%
Interest bearing deposits	5,961	35	2.38%	521	4	3.11%
Federal funds sold	30,691	276	3.65%	1,122	8	2.89%

	270,220	3,178	4.77%	255,735	2,895	4.59%

Total earning assets	1,427,956	22,631	6.43%	1,327,727	18,991	5.80%

Total nonearning assets	96,907			118,536

Total assets	$1,524,863			$1,446,263

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$180,122	$198	0.45%	$198,834	$195	0.40%
Money market	166,666	701	1.71%	174,238	481	1.12%
Savings	120,090	195	0.66%	135,578	223	0.67%
Time deposits:
Less than $100,000	372,152	3,185	3.47%	369,507	2,761	3.03%
$100,000 and more	175,314	1,681	3.89%	128,145	1,092	3.46%

Total interest-bearing deposits	1,014,344	5,960	2.38%	1,006,302	4,752	1.92%
Federal funds purchased and securities sold under agreements to repurchase	14,801	86	2.36%	23,018	144	2.54%
Federal Home Loan Bank advances	56,427	582	4.18%	14,058	180	5.19%
Trust preferred capital notes	20,619	374	7.36%	20,619	265	5.21%
Other borrowings	30,856	306	4.02%	9,618	57	2.40%

	122,703	1,348	4.46%	67,313	646	3.89%

Total interest-bearing liabilities	1,137,047	7,308	2.60%	1,073,615	5,398	2.04%

Total noninterest-bearing liabilities	249,452			244,897

Total liabilities	1,386,499			1,318,512
Stockholders’ equity	138,364			127,751

Total liabilities and stockholders’ equity	$1,524,863			$1,446,263

Net interest income (tax equivalent)		$15,323			$13,593

Average interest rate spread			3.83%			3.76%
Interest expense as percentage of average earning assets			2.08%			1.65%
Net interest margin			4.35%			4.15%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total noninterest income was $3.3 million for the first quarter of 2006, a decrease of $431 thousand or 11.7% compared to $3.7 million for the first quarter of 2005. The 2006 results include a loss of $181 thousand on sale of securities available for sale associated with branch realignment within the Company. Approximately $20 million in securities sold were reinvested at a yield pickup of approximately 120 basis points. Included in the 2005 results is a net gain of $408 thousand in connection with the sales of two branches located in Tazewell County. Trust and brokerage fee income rose to $1.04 million for the first quarter of 2006, an increase of $133 thousand or 14.7% over the same period in 2005. Gross mortgage banking fees amounted to $633 thousand, an increase of $158 thousand or 33.3% when compared to $475 thousand for the first quarter of 2005, but down sequentially $277 thousand or 30.4% from the fourth quarter of 2005.

Noninterest Expense

Noninterest expense for the first quarter of 2006 totaled $11.2 million, up $649 thousand or 6.2% from $10.5 million for the same period in 2005. Compensation and employee benefits increased $554 thousand or 9.2% over the same quarter a year ago. This increase reflects new positions for the openings of the Seminole Trail and Graves Mill branches during the fourth quarter 2005 and first quarter 2006, respectively. It also reflects approximately $160 thousand in non-recurring severance benefits associated with a reorganization of management within our Virginia Commonwealth Trust Company affiliate during the first quarter of 2006. Management would anticipate some increase in operating expenses as two new branches open middle to late second quarter of 2006. VFG’s efficiency ratio was 59.5% for the quarter, compared to 60.8% for the same quarter in 2005.

Income Taxes

Income tax expense for the first quarter of 2006 was $2.0 million resulting in an effective tax rate of 30.6% compared to $1.8 million, or 30.8%, for the first quarter of 2005. The decrease in the effective tax rate for the quarter is a result of an increase in earnings from tax-exempt assets as a percentage of total income. The average balance of tax-exempt securities for the first quarter of 2006 increased by $18 million over the same period last year, resulting in an increase in related tax-exempt interest income.

Asset Quality

Asset quality remains strong, with VFG’s ratio of non-performing assets as a percentage of total assets amounting to .13% at March 31, 2006, compared to .15% at March 31, 2005 and .12% at December 31, 2005. Net charge-offs as a percentage of average loans receivable amounted to .01% for the first quarter and for the same quarter a year ago. At March 31, 2006, the allowance for loan losses was approximately seven times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.17%, down slightly from 1.19% at December 31, 2005. The Company decreased its provision for loan losses by $36 thousand or 6.6%, from $546 thousand for the three months ended March 31, 2005 compared to $510 thousand for the three months ended March 31, 2006.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	March 31, 2006	December 31, 2005	March 31, 2005
Non accrual loans	$1,787	$1,604	$1,917
Troubled debt restructurings	134	154	218
Other real estate owned	79	75	55
Loans past due as to principal or interest for 90 days or more accruing interest	—	—	—

Total nonperforming assets	$2,000	$1,833	$2,190

Nonperforming assets to total assets	.13%	.12%	.15%

Nonperforming assets to loans and other property	.17%	.16%	.20%

Allowance for loan losses as a percentage of loans receivable	1.17%	1.19%	1.12%

Allowance for loan losses as a percentage of nonperforming assets	697.05%	740.92%	556.21%

Net charge-offs as a percentage of average loans receivable	.01%	.01%	.01%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the three months ended March 31, 2006, the Company retained $2.9 million, or 64.5% of its net income. Stockholders’ equity increased by $3.2 million, reflecting the earnings retention and an increase of $219 thousand in accumulated comprehensive income net of tax, after sales and reinvestment of securities related to branch realignment within the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2006, that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of March 31, 2006 (000 omitted):

Tier 1 capital	$142,684
Tier 2 capital	13,941
Total risk-based capital	156,811
Total risk-weighted assets	1,266,245
Average adjusted total assets	1,507,097
Capital ratios:
Tier 1 risk-based capital ratio	11.27%
Total risk-based capital ratio	12.38%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.47%
Equity to assets ratio	8.98%
Tangible equity to assets ratio	7.90%

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

The liquidity of the Parent Company also represents an important aspect of liquidity management. The Parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management,

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Implementation of this FSP had no material effect on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Initial implementation of this standard had no material effect on the Company’s financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2005.

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

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 1a.	RISK FACTORS.

There have been no changes to the identified risk factors as disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

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
May 9, 2006

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 9, 2006