Form 10-Q
period 2006-06-30
VIRGINIA FINANCIAL GROUP INC
filed 2006-08-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, there were 7,181,234 shares of common stock, $5.00 par value, issued and outstanding.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(000 OMITTED)

	JUNE 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$50,251	$33,681
Federal funds sold	33,458	9,103
Interest-bearing deposits in banks	516	5,232
Securities (market value: 2006, $250,011; 2005, $247,758)	249,990	247,651
Loans held for sale	4,723	9,223
Loans receivable, net of allowance for loan losses, 2006, $14,043; 2005, $13,581	1,185,382	1,129,495
Bank premises and equipment, net	31,798	33,675
Interest receivable	6,921	6,583
Deferred income tax asset	6,397	5,944
Core deposit intangibles, net	4,192	4,449
Goodwill	13,896	13,896
Other real estate owned	38	75
Other assets	6,687	6,177

Total assets	$1,594,249	$1,505,184

LIABILITIES
Deposits:
Noninterest-bearing	$260,067	$249,775
Interest-bearing	1,036,641	1,005,734

Total deposits	1,296,708	1,255,509
Federal funds purchased and securities sold under agreements to repurchase	—	15,890
Federal Home Loan Bank advances	75,000	40,000
Trust preferred capital notes	20,619	20,619
Other borrowings	48,872	25,322
Interest payable	3,249	2,515
Other liabilities	7,562	9,224
Commitments and contingent liabilities	—	—

Total liabilities	1,452,010	1,369,079

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $5 par value; 25,000,000 shares authorized; 2006: 7,181,185 shares issued and outstanding; 2005: 7,172,734 shares issued and outstanding;	35,906	35,864
Surplus	8,342	8,193
Retained earnings	100,530	94,061
Accumulated other comprehensive loss, net	(2,539)	(2,013)

Total stockholders’ equity	142,239	136,105

Total liabilities and stockholders’ equity	$1,594,249	$1,505,184

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	THREE MONTHS ENDED JUNE 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$20,834	$17,123
Interest on deposits in other banks	29	3
Interest on investment securities:
Taxable	52	158
Interest and dividends on securities available for sale:
Taxable	1,460	1,443
Tax exempt	845	641
Dividends	111	125
Interest income on federal funds sold	133	12

Total interest income	23,464	19,505

Interest Expense
Interest on deposits	6,594	4,868
Interest on federal funds purchased and securities sold under agreements to repurchase	64	144
Interest on FHLB advances	623	361
Interest on trust preferred capital notes	402	294
Interest on other borrowings	539	51

Total interest expense	8,222	5,718

Net interest income	15,242	13,787
Provision for loan losses	100	546

Net interest income after provision for loan losses	15,142	13,241
Noninterest Income
Retail banking fees	1,767	1,810
Commissions and fees from fiduciary activities	781	787
Brokerage fee income	170	180
Other operating income	246	329
Gain on sale of fixed assets	80	—
Gain (loss) on sale of securities available for sale	(18)	295
Gain on sale of mortgage loans	853	684

Total noninterest income	3,879	4,085

Noninterest Expense
Compensation and employee benefits	6,596	6,049
Net occupancy expense	732	706
Supplies and equipment expenses	1,016	1,092
Amortization-intangible assets	157	159
Marketing	307	309
State franchise tax	216	223
Data processing	308	313
Telecommunications	272	229
Professional fees	148	267
Other operating expenses	1,703	1,454

Total noninterest expense	11,455	10,801

Income before income taxes	7,566	6,525
Income tax expense	2,326	2,054

Net income	$5,240	$4,471

Earnings per share, basic	$.49	$.42

Earnings per share, diluted	$.48	$.41

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$40,268	$33,166
Interest on deposits in other banks	65	7
Interest on investment securities:
Taxable	154	158
Interest and dividends on securities available for sale:
Taxable	2,856	3,249
Tax exempt	1,659	1,297
Dividends	226	192
Interest income on federal funds sold	409	20

Total interest income	45,637	38,089

Interest Expense
Interest on deposits	12,556	9,620
Interest on federal funds purchased and securities sold under agreements to repurchase	148	288
Interest on FHLB advances	1,205	638
Interest on trust preferred capital notes	776	559
Interest on other borrowings	845	11

Total interest expense	15,530	11,116

Net interest income	30,107	26,973
Provision for loan losses	610	1,092

Net interest income after provision for loan losses	29,497	25,881
Noninterest Income
Retail banking fees	3,375	3,475
Commissions and fees from fiduciary activities	1,592	1,511
Brokerage fee income	396	361
Other operating income	416	566
Gain on sale of fixed assets	76	—
Gain (loss) on sale of securities available for sale	(199)	296
Gain on sale of branches	—	411
Gain on sale of mortgage loans	1,486	1,159

Total noninterest income	7,142	7,779

Noninterest Expense
Compensation and employee benefits	13,197	12,096
Net occupancy expense	1,498	1,457
Supplies and equipment expenses	1,992	2,206
Amortization-intangible assets	257	327
Marketing	432	448
State franchise tax	463	454
Data processing	691	627
Telecommunications	547	497
Professional fees	279	397
Other operating expenses	3,282	2,826

Total noninterest expense	22,638	21,335

Income before income taxes	14,001	12,325
Income tax expense	4,297	3,841

Net income	$9,704	$8,484

Earnings per share, basic	$.90	$.79

Earnings per share, diluted	$.89	$.78

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(000 OMITTED)

(unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2005	$35,807	$7,774	$81,869	$1,639		$127,089
Net income	—	—	8,484	—	$8,484	8,484
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $669)	—	—	—	—	(1,242)	—
Reclassification adjustment (net of tax of $104)	—	—	—	—	(192)	—

Other comprehensive loss	—	—	—	(1,434)	(1,434)	(1,434)

Total comprehensive income	—	—	—	—	$7,050	—

Cash dividends ($.41 per share)	—	—	(2,940)	—		(2,940)
Stock-based compensation expense	13	164	—	—		177
Exercise of stock options	30	98	—	—		128

Balance, June 30, 2005	$35,850	$8,036	$87,413	$205		$131,504

Balance, January 1, 2006	$35,864	$8,193	$94,061	$(2,013)		$136,105
Net income	—	—	9,704	—	$9,704	9,704
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $353)					(655)	—
Reclassification adjustment (net of tax of $70)	—	—	—	—	129	—

Other comprehensive loss	—	—	—	(526)	(526)	(526)

Total comprehensive income	—	—	—	—	$9,178	—

Cash dividends ($.45 per share)	—	—	(3,235)	—		(3,235)
Stock-based compensation expense	29	105	—	—		134
Exercise of stock options	13	44	—	—		57

Balance, June 30, 2006	$35,906	$8,342	$100,530	$(2,539)		$142,239

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$9,704	$8,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,408	1,614
Amortization of intangible assets	257	327
Provision for loan losses	610	1,092
Write-downs of other real estate	—	15
Deferred tax benefit	(170)	(367)
Employee benefit plan expense	109	95
Stock-based compensation expense	134	177
Gain on sale of premises and equipment	(76)	—
(Gain) loss on sale of securities available for sale	199	(296)
Gain on sale of branches	—	(411)
Gain on sale of mortgage loans	(1,487)	(1,159)
Proceeds from sale of mortgage loans	73,217	69,597
Origination of mortgage loans for sale	(67,230)	(80,462)
Amortization of security premiums and accretion of discounts, net	178	280
Changes in assets and liabilities:
Decrease (increase) in interest receivable	(338)	42
Decrease (increase) in other assets	(510)	850
Increase in interest payable	734	194
Decrease in other liabilities	(1,770)	(48)

Net cash provided by operating activities	$14,969	$24

INVESTING ACTIVITIES
Proceeds from maturities and principal payments of securities available for sale	$41,122	$56,378
Proceeds from sales and calls of securities available for sale	21,418	3,510
Purchase of securities available for sale	(66,066)	(4,213)
Net increase in loans	(56,534)	(61,203)
Proceeds from sale of premises and equipment	5,603	9
Purchase of premises and equipment	(5,058)	(1,974)
Proceeds from sale of other real estate	75	50
Additions to other real estate	—	(60)
Sale of branches, net of cash	—	(11,731)

Net cash used in investing activities	$(59,440)	$(19,234)

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000 OMITTED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market and savings deposits	$(36,105)	$6,684
Net increase in certificates of deposit	77,303	7,324
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(15,890)	(6,605)
Proceeds from Federal Home Loan Bank advances	76,000	20,000
Principal payments on Federal Home Loan Bank advances	(41,000)	(4,040)
Net increase in other borrowings	23,550	10,311
Proceeds from exercise of stock options	57	128
Cash dividends paid	(3,235)	(2,940)

Net cash provided by financing activities	$80,680	$30,862

Increase in cash and cash equivalents	$36,209	$11,652

CASH AND CASH EQUIVALENTS
Beginning of the period	48,016	39,326

End of the period	$84,225	$50,978

Supplemental Schedule of Noncash Activities
Other real estate acquired in settlement of loans	$38	$—

Unrealized gain (loss) on securities available for sale	$810	$(2,207)

Stock-based compensation expense	$134	$177

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, the results of operations for the six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	The results of operations for the six month period ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s securities portfolio is composed of the following (000 omitted):

Securities Held to Maturity:

	Amortized Cost	Fair Value
	June 30, 2006
	(unaudited)
Obligations of States and Political Subdivisions	$3,323	$3,344

	December 31, 2005
Obligations of States and Political Subdivisions	$4,287	$4,394

Securities Available for Sale:

	June 30, 2006
	(unaudited)
U.S. Government agencies	$101,631	$100,207
State and municipals	86,953	86,924
Corporate bonds	2,509	2,504
Collateralized mortgage obligations	1,414	1,356
Mortgage-backed securities	46,884	44,835
Equity securities	1,876	2,177
Restricted stock	8,558	8,558
Other securities	106	106

	$249,931	$246,667

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2005
U.S. Treasury	$2,498	$2,505
U.S. Government agencies	87,534	85,017
State and municipals	80,627	81,836
Corporate bonds	6,022	6,062
Collateralized mortgage obligations	3,314	3,270
Mortgage-backed securities	57,233	55,821
Equity securities	1,396	1,659
Restricted stock	6,619	6,619
Other securities	575	575

	$245,818	$243,364

The following tables show information pertaining to securities with gross unrealized losses at June 30, 2006 and December 31, 2005. The aggregate unrealized loss is determined by summation of all the related securities that have a continuous loss as of those dates, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more”. The fair value shown is the estimated market value as of those dates (Amounts in 000):

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Description of Securities
June 30, 2006
U.S. Government agencies	$52,583	$273	$31,792	$1,229	$84,375	$1,502
Mortgage backed securities	12,135	446	31,668	1,617	43,803	2,063
State and municipals	37,390	955	4,615	135	42,005	1,090
Corporate bonds	480	17	—	—	480	17
Collateralized mortgage obligations	—	—	1,356	58	1,356	58

Subtotal debt securities	102,588	1,691	69,431	3,039	172,019	4,730

Preferred stock	—	—	486	107	486	107

Total temporarily impaired securities	$102,588	$1,691	$69,917	$3,146	$172,505	$4,837

There are a total of 179 securities that have unrealized losses as of June 30, 2006, 33 U.S. Treasuries or agency securities, 49 U.S. Agency MBS securities, 93 municipal securities, 1 corporate bond, 1 CMO and 2 preferred stock securities.

The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. VFG has the ability to hold these securities until maturity.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preferred stock category has two issues that are showing losses. The issuer is the Federal Home Loan Mortgage Corporation (Freddie Mac). The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream or credit quality of the issue as a result.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
December 31, 2005
U.S. Treasury and
U.S. government agencies	$19,309	$192	$43,699	$2,356	$63,008	$2,548
Mortgage backed securities	16,313	402	32,971	1,109	49,284	1,511
State and municipals	24,923	246	3,764	106	28,687	352
Corporate bonds	2,910	47			2,910	47
Collaterallized mortgage obligations	991	5	—	—	991	5

Subtotal debt securities	64,446	892	80,434	3,571	144,880	4,463
Preferred stock	—	—	514	79	514	79

Total temporarily impaired securities	$64,446	$892	$80,948	$3,650	$145,394	$4,542

4.	The Company’s loan portfolio is composed of the following (000 omitted):

	June 30, 2006	December 31, 2005
	(unaudited)
Real estate loans:
Construction	$178,835	$115,944
Secured by 1 – 4 family residential	300,935	310,719
Commercial and multifamily	574,285	593,396
Commercial, financial and agricultural loans	102,220	78,110
Consumer loans	35,597	40,876
All other loans	6,937	3,486

	1,198,809	1,142,531

Deferred loan costs	616	545
Allowance for loan losses	(14,043)	(13,581)

	$1,185,382	$1,129,495

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Activity in the allowance for loan losses is as follows (000 omitted):

	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
Balance, January 1	$13,581	$11,706	$11,706

Recoveries	78	315	185
Loan charged off	(226)	(452)	(319)
Provision for loan losses	610	2,012	1,092

Balance, ending	$14,043	$13,581	$12,664

Information about impaired loans as of the periods indicated is as follows (000 omitted):

	June 30, 2006	December 31, 2005
	(unaudited)
Impaired loans for which an allowance has been provided	$1,475	$1,710
Impaired loans for which an allowance has not been provided	5,971	3,705

Total impaired loans	7,446	5,415

Allowance provided for impaired loans, included in the allowance for loan losses	$401	$684

6.	Federal Home Loan Bank Advances:

The Company has advances with the Federal Home Loan Bank of Atlanta of $75 million at June 30, 2006 maturing through 2016. The advances include $15 million in fixed rate credits, $40 million in convertible credits and $20 million in prime based credits. These advances require either monthly or quarterly interest payments with principal due upon maturity. At June 30, 2006, the interest rates on this debt ranged from 3.91% to 6.69%. The average interest rate was 4.69% at June 30, 2006 with an average balance outstanding of $55.5 million for the second quarter 2006.

The banking subsidiaries have available a combined $310 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers the 1 to 4 family dwelling loans, multifamily loans, home equity loans, and commercial loans. As of June 30, 2006 the 1 to 4 family, multifamily, home equity and commercial real estate loans pledged as collateral totaled $513 million. At December 31, 2005 only 1 to 4 family loans were pledged totaling $175 million.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of debt are as follows (000 omitted):

2007	$10,000
2008	25,000
2010	10,000
2011	10,000
2016	20,000

$75,000

7.	Trust Preferred Capital Notes:

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Trust Preferred Capital Notes). On March 18, 2004, $20 million of Trust Preferred Capital Notes were issued through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at June 30, 2006 was 7.70%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

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

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at June 30, 2006 and December 31, 2005, respectively.

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

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding was $48.9 million and $24.5 million at June 30, 2006 and December 31, 2005, respectively.

Selected information on other borrowings is as follows:

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
End of period balance	$48,872	$4,126
Average balance	48,919	1,197
Weighted average rate	4.42%	2.29%
Maximum balance of any month-end during the period	57,109	4,126

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
End of period balance	$48,872	$4,126
Average balance	39,937	807
Weighted average rate	4.27%	2.26%
Maximum balance of any month-end during the period	57,109	4,126

9.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2006 and 2005. Potential dilutive stock had no effect on income available to common stockholders.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,770,557	$.49	10,750,454	$.42

Effect of dilutive securities:
Restricted shares	28,455		30,140
Stock options	50,492		40,664

Diluted earnings per share	10,849,504	$.48	10,821,258	$.41

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2006 and 2005. Potential dilutive stock had no effect on income available to common stockholders.

	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	10,767,905	$.90	10,747,692	$.79

Effect of dilutive securities:
Restricted shares	29,436		29,061
Stock options	50,501		42,078

Diluted earnings per share	10,847,842	$.89	10,818,831	$.78

In 2006 and 2005, stock options representing 17,258 and 12,390 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included within compensation and employee benefits expense for the three month and six month period ended June 30, 2006 is $86 thousand and $134 thousand of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $50 thousand ($35 thousand after tax) and $80 thousand ($55 thousand after tax) for the three and six months ended June 30, 2006. Basic earnings per share was reduced by $.01 per share for the six month period. Stock based compensation had no effect on any other per share data presented.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$4,471	$8,484
Less: pro forma stock option compensation expense, net of tax	(20)	(42)

Pro forma net income	$4,451	$8,442

Earnings per share:
Basic - as reported	$0.42	$0.79
Basic - pro forma	0.41	0.79
Diluted - as reported	0.41	0.78
Diluted - pro forma	0.41	0.78

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months and six months ended June 30, 2006 was $7.83 and $7.47, respectively. Fair value is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 6.3 years, volatility of approximately 28.5%, risk-free interest rate ranging from 4.3% to 5.0% and an expected dividend yield of 2.4%.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock award activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards, January 1	26,640	$22.65
Granted	11,417	25.51
Vested	(7,202)	22.83
Canceled or expired	(1,419)	21.31

Restricted stock awards, June 30	29,436

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Value Unexercised In-The-Money Options (in thousands)
Options outstanding, January 1	149,145	$17.41
Granted	66,645	27.06
Exercised	(3,900)	14.67
Canceled or expired	(4,350)	21.25

Options outstanding, June 30	207,540	20.49	6.7	$1,599

Options exercisable, June 30	109,308	15.95	5.2	1,344

The total value of in-the-money options exercised during three and six months ended June 30, 2006 was $44 thousand and $103 thousand, respectively.

As of June 30, 2006, there was $589 thousand and $672 thousand of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. Cash proceeds received from options exercised for the six months ended June 30, 2006 and 2005 were $57 thousand and $128 thousand, respectively.

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

	Six Months Ended June 30,
	2006	2005
Service cost	$86	$100
Interest cost	122	128
Expected return on plan assets	(124)	(130)
Amortization of prior service cost	16	16
Amortization of net loss	32	30

Net periodic benefit cost	$132	$144

The Company made quarterly cash contributions of $32 thousand and $48 thousand to the plan during the first and second quarters of 2006, respectively, and anticipates making quarterly contributions consistent with these amounts for the remainder of the year.

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

Premium received on deposits transferred	$1,304

Liabilities transfered (at fair value):
Deposit accounts	$22,001
Other liabilities	39

Total liabilities transferred	$22,040

Assets sold (at fair value):
Cash	$228
Loans	8,844
Real estate and personal property	311
Other assets	32

Total assets sold	9,415

Net liabilities transferred	$11,321

Premium received on deposits transferred	$1,304
Less: Write-off of core deposit intangibles	465
Write-off of goodwill	138
Write-off of loan premium	115
Transaction costs	175

Net Gain on Sale	$411

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Event:

On July 19, 2006 the Company’s Board of Directors announced a three-for-two stock split in the form of a 50% stock dividend. Holders of record of the Company’s common stock, par value $5.00 per share, at the close of business on August 14, 2006 will receive one additional share of common stock for every two shares held on that date. The stock dividend will be distributed on September 6, 2006 and the Company’s stock is expected to begin trading on a split adjusted basis September 7, 2006. With the exception of the share data in the consolidated balance sheets, all share and per share amounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the effect of the three-for two split. The number of shares issued and outstanding in the consolidated balance sheets presented does not reflect the stock dividend as this adjustment will be recorded in the period in which the split is consummated.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $257 thousand and $327 thousand for the six months ended June 30, 2006 and 2005, respectively.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense (excluding foreclosed property expense) by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gain (loss) on sale of securities). This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

Results of Operations

VFG’s consolidated net income for the quarter ended June 30, 2006 amounted to $5.2 million or $.48 per diluted share, compared to earnings of $4.5 million or $.41 per diluted share for the quarter ended June 30, 2005. Net income increased 17.2% and diluted earnings per share increased 16.1% compared to second quarter 2005 results. The Company’s earnings for the second quarter produced an annualized return on average assets (ROA) of 1.35% and return on average equity (ROE) of 14.74%, compared to prior year ratios of 1.22% and 13.80%, respectively.

For the first six months of 2006, net income was $9.7 million, up 14.4% from $8.5 million for the same period in 2005. Net income per diluted share was $.89, up 13.6% from $.78 for the first six months of 2005. ROA and ROE for the six month period was 1.27% and 13.93%, respectively, compared to 1.18% and 13.28% for the same period in 2005.

Net Interest Income

Total revenue, comprised of net interest income and noninterest income, was $19.1 million for the second quarter of 2006, an increase of $1.2 million or 7.0% over $17.9 million in 2005. The largest component, net interest income, amounted to $15.2 million for the second quarter, up $1.4 million or 10.6% compared with $13.8 million for the same quarter in 2005. For the six months ended June 30, 2006, net interest income was $30.1 million, an increase of $3.1 million or 11.6% from $27.0 million for the same period in 2005.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Improvements in the growth and mix of average earning assets, coupled with net interest margin expansion, were the primary contributors to this growth. The net interest margin for the three months ended June 30, 2006 was 4.35%, up twelve basis points when compared to 4.23% for the second quarter of 2005. As interest rates have continued to increase over the past year, interest costs associated with interest bearing liabilities have accelerated. The average rate paid on interest bearing liabilities for the second quarter was 2.84%, up 24 basis points sequentially compared to 2.60% for the first quarter of 2006, and up 70 basis points when compared to the second quarter of 2005. The net interest margin for the six month period ended June 30, 2006 was 4.35%, compared to 4.19% for the same period in 2005. Management anticipates the net interest margin to contract slightly in the second half of the year as continuing pressures on deposit pricing and slowing loan growth in VFG’s markets are anticipated.

The following tables provide information on average earning assets and interest-bearing liabilities for the three and six months ended June 30, 2006 and 2005 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $506 thousand and $392 thousand for the three months ended June 30, and $964 thousand and $799 thousand for the six months ended June 30, 2006 and 2005, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended June 30,
	2006			2005
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,188,071	$20,886	7.05%	$1,102,991	$17,171	6.24%
Investment securities
Taxable	154,145	1,622	4.22%	179,428	1,726	3.86%
Tax exempt	84,328	1,300	6.18%	61,415	985	6.43%

Total investments	238,473	2,922	4.91%	240,843	2,711	4.52%

Interest bearing deposits	3,842	29	3.03%	220	3	5.47%
Federal funds sold	22,605	133	2.36%	1,368	12	3.52%

	264,920	3,084	4.67%	242,431	2,726	4.52%

Total earning assets	1,452,991	23,970	6.62%	1,345,422	19,897	5.93%

Total nonearning assets	106,274			120,149

Total assets	$1,559,265			$1,465,571

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$175,080	$243	0.56%	$195,952	$204	0.42%
Money market	156,687	679	1.74%	166,521	461	1.11%
Savings	109,907	173	0.63%	132,431	221	0.67%
Time deposits:
Less than $ 100,000	392,281	3,609	3.69%	363,045	2,827	3.12%
$100,000 and more	184,713	1,890	4.10%	134,441	1,155	3.45%

Total interest-bearing deposits	1,018,668	6,594	2.60%	992,390	4,868	1.97%

Federal funds purchased and securities sold under agreements to repurchase	18,884	64	1.36%	21,397	144	2.70%
Federal Home Loan Bank advances	55,496	623	4.50%	20,389	249	4.90%
Trust preferred capital notes	20,619	402	7.82%	20,619	294	5.72%
Other borrowings	48,919	539	4.42%	19,165	163	3.41%

	143,918	1,628	4.54%	81,570	850	4.18%

Total interest-bearing liabilities	1,162,586	8,222	2.84%	1,073,960	5,718	2.14%

Total noninterest-bearing liabilities	254,096			261,639

Total liabilities	1,416,682			1,335,599
Stockholders’ equity	142,583			129,972

Total liabilities and stockholders’ equity	$1,559,265			$1,465,571

Net interest income (tax equivalent)		$15,748			$14,179

Average interest rate spread			3.78%			3.79%
Interest expense as percentage of average earning assets			2.27%			1.70%
Net interest margin			4.35%			4.23%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Six Months ended June 30,
	2006			2005
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,173,227	$40,338	6.93%	$1,087,577	$33,267	6.17%
Investment securities
Taxable	153,548	3,236	4.25%	185,563	3,599	3.91%
Tax exempt	82,485	2,553	6.24%	61,868	1,995	6.50%

Total investments	236,033	5,789	4.95%	247,431	5,594	4.56%

Interest bearing deposits	4,895	65	2.68%	370	7	3.82%
Federal funds sold	26,627	409	3.10%	1,246	20	3.24%

	267,555	6,263	4.72%	249,047	5,621	4.55%

Total earning assets	1,440,782	46,601	6.52%	1,336,624	38,888	5.87%

Total nonearning assets	101,616			119,347

Total assets	$1,542,398			$1,455,971

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$177,160	$443	0.50%	$197,385	$399	0.41%
Money market	161,649	1,380	1.72%	170,358	943	1.12%
Savings	114,970	369	0.65%	133,996	443	0.67%
Time deposits:
Less than $ 100,000	382,272	6,794	3.58%	366,258	5,588	3.08%
$100,000 and more	180,040	3,570	4.00%	131,310	2,247	3.45%

Total interest-bearing deposits	1,016,091	12,556	2.49%	999,307	9,620	1.94%

Federal funds purchased and securities sold under agreements to repurchase	17,281	148	1.73%	22,203	288	2.62%
Federal Home Loan Bank advances	55,959	1,205	4.34%	17,241	428	5.01%
Trust preferred capital notes	20,619	776	7.59%	20,619	559	5.47%
Other borrowings	39,937	845	4.27%	14,418	221	3.09%

	133,796	2,974	4.48%	74,481	1,496	4.05%

Total interest-bearing liabilities	1,149,887	15,530	2.72%	1,073,788	11,116	2.09%

Total noninterest-bearing liabilities	252,026			253,315

Total liabilities	1,401,913			1,327,103
Stockholders’ equity	140,485			128,868

Total liabilities and stockholders’ equity	$1,542,398			$1,455,971

Net interest income (tax equivalent)		$31,071			$27,772

Average interest rate spread			3.80%			3.78%
Interest expense as percentage of average earning assets			2.17%			1.68%
Net interest margin			4.35%			4.19%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total noninterest income was $3.9 million for the second quarter of 2006, an increase of $616 thousand or 18.9% sequentially over the $3.3 million for the first quarter of 2006, and a decrease of $206 thousand or 5.0% compared to $4.1 million for the second quarter of 2005. The first quarter 2006 results include a loss of $181 thousand on sale of securities available for sale associated with branch realignment within the Company. Included in the 2005 results was a net gain on sale of securities available for sale of $295 thousand. Retail banking fees increased $160 thousand or 10.0% to $1.8 million sequentially, and decreased $43 thousand or 2.4% for the second quarter of 2005. Trust and brokerage fee income declined to $951 thousand for the second quarter of 2006, a decrease of $16 thousand or 1.7% over the same period in 2005. Gross mortgage banking fees amounted to $853 thousand, an increase of $169 thousand or 24.7% when compared to $684 thousand for the second quarter of 2005, and up sequentially $220 thousand or 34.8% from the first quarter of 2006.

Total noninterest income was $7.1 million for the six months ended June 30, 2006, a decrease of $637 thousand or 8.2% compared to $7.8 million for the same period in 2005. Included in the 2005 results is a gain of $318 thousand in connection with the sale of a community bank stock investment, and a gain of $411 thousand realized on the sale of two branches in Tazewell County, Virginia during the first quarter. Trust and brokerage fee income amounted to $2.0 million for the first six months of 2006, a decrease of $116 thousand or 6.2% over the same period in 2005. Gross mortgage banking fees amounted to $1.5 million, an increase of $327 thousand or 28.2% when compared to $1.2 million for the first six months of 2005.

Noninterest Expense

Noninterest expense for the second quarter of 2006 totaled $11.5 million, up $654 thousand or 6.1% from $10.8 million for the same period in 2005. Compensation and employee benefits increased $547 thousand or 9.0% over the same quarter a year ago. These increases reflect new positions for the openings of the Seminole Trail, Graves Mill and Mill Creek branches during the past six months. VFG’s efficiency ratio was 58.5% for the quarter, compared to 60.0% for the same quarter in 2005.

For the six month period ended June 30, 2006, noninterest expense amounted to $22.6 million, an increase of $1.3 million or 6.1% over $21.3 million the same period in 2005. These increases reflect new positions for the openings of the Seminole Trail, Graves Mill and Mill Creek branches during the past six months as well as increased incentive accruals during the current period. Management anticipates some increase in operating expenses as two new branches open in the third quarter of 2006. For the six month period ended June 30, 2006, the efficiency ratio was 59.0%, compared to 60.4% for the same period in 2005.

Income Taxes

Income tax expense for the second quarter of 2006 was $2.3 million resulting in an effective tax rate of 30.7% compared to $2.1 million, or 31.5%, for the second quarter of 2005. For the six month period ended June 30, 2006, income tax expense amounted to $4.3 million, resulting in an effective tax rate of 30.7% compared to $3.8 million, or 31.2% for the same period in 2005. The decrease in the effective tax rate for the quarter and six month period is a result of an increase in earnings from tax-exempt assets as a percentage of total income. The average balance of tax-exempt securities for the second quarter of 2006 increased by $22.9 million over the same period last year, resulting in an increase in related tax-exempt interest income.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

Asset quality remains strong, with VFG’s ratio of non-performing assets as a percentage of total assets amounting to .16% at June 30, 2006, compared to .11% at June 30, 2005 and .12% at December 31, 2005. Net charge-offs as a percentage of average loans receivable amounted to none for the quarter and .01% for the six month period ended June 30, 2006, compared to .01% and .01% for the same periods in 2005. At June 30, 2006, the allowance for loan losses was approximately six times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.17%, down slightly from 1.19% at December 31, 2005. The Company decreased its provision for loan losses by $446 thousand or 81.7%, from $546 thousand for the three months ended June 30, 2005 compared to $100 thousand for the three months ended June 30, 2006. For the six month period ended June 30, 2006, the provision for loan losses was $610 thousand, a decrease of $482 thousand or 44.1% compared to the same period in 2005. These decreases are consistent with a decreased rate of loan growth and continued strong asset quality.

The following table provides information on asset quality statistics for the periods presented (000 omitted):

	June 30, 2006	December 31, 2005	June 30, 2005
Non accrual loans	$2,339	$1,604	$1,347
Troubled debt restructurings	113	154	193
Other real estate owned	38	75	—
Loans past due as to principal or interest for 90 days or more accruing interest	—	—	—

Total nonperforming assets	$2,490	$1,833	$1,540

Nonperforming assets to total assets	.16%	.12%	.11%

Nonperforming assets to loans and other property	.21%	.16%	.14%

Allowance for loan losses as a percentage of loans receivable	1.17%	1.19%	1.14%

Allowance for loan losses as a percentage of nonperforming assets	563.98%	740.92%	822.34%

Net charge-offs as a percentage of average loans receivable	.01%	.01%	.01%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the six months ended June 30, 2006, the Company retained $6.5 million, or 66.7% of its net income. Stockholders’ equity increased by $6.1 million, reflecting the earnings retention and a decrease of $526 thousand in accumulated comprehensive income net of tax, after sales and reinvestment of securities related to branch realignment within the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of June 30, 2006, that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital as of June 30, 2006 (000 omitted):

Tier 1 capital	$146,468
Tier 2 capital	14,179
Total risk-based capital	160,647
Total risk-weighted assets	1,299,431
Average adjusted total assets	1,541,176
Capital ratios:
Tier 1 risk-based capital ratio	11.27%
Total risk-based capital ratio	12.36%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.50%
Equity to assets ratio	8.92%
Tangible equity to assets ratio	7.88%

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

The liquidity of the Parent Company also represents an important aspect of liquidity management. The Parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2005. Federal Home Loan Bank Advances rose from $40 million to $75 million during first half of the year. These advances were incurred in order to manage the Company’s liquidity.

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

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Initial implementation of this standard had no material effect on the Company’s financial statements.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of Virginia Financial Group, Inc. was held on April 18, 2006.

The following directors were elected for terms expiring in 2009, with the following votes:

	For	Withheld
Fred D. Bowers	4,775,631	597,394
Taylor E. Gore	5,282,164	90,861
Jan S. Hoover	5,281,141	91,884
H. Wayne Parrish	5,141,043	231,982

The following directors’ term of office continued after the meeting:

Lee S. Baker	O. R. Barham, Jr.
E. Page Butler	Gregory L. Fisher
Christopher M. Hallberg	Martin F. Lightsey
P. William Moore, Jr.	Thomas F. Williams, Jr.

Votes were cast in favor of ratification of the appointment of Yount, Hyde & Barbour, P.C. as external auditors of the Company for fiscal 2006.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS:

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
August 8, 2006

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 8, 2006