Form 10-Q
period 2006-09-30
VIRGINIA FINANCIAL GROUP INC
filed 2006-11-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,771,680 shares of Common Stock, par value $1.00 per share, were outstanding as of November 5, 2006.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$39,339	$33,681
Federal funds sold	5,146	9,103
Interest-bearing deposits in banks	318	5,232
Investment securities (market value: 2006, $271,134; 2005, $247,758)	271,115	247,651
Loans held for sale	5,657	9,223
Loans receivable, net of allowance for loan losses, 2006, $14,312; 2005, $13,581	1,190,501	1,129,495
Bank premises and equipment, net	32,227	33,675
Interest receivable	7,402	6,583
Deferred income tax asset	5,768	5,944
Core deposit intangibles, net	4,031	4,449
Goodwill	13,896	13,896
Other real estate owned	123	75
Bank owned life insurance	10,119	—
Other assets	6,912	6,177

Total assets	$1,592,554	$1,505,184

LIABILITIES
Deposits:
Noninterest-bearing	$241,666	$249,775
Interest-bearing	1,043,856	1,005,734

Total deposits	1,285,522	1,255,509
Federal funds purchased and securities sold under agreements to repurchase	—	15,890
Federal Home Loan Bank advances	65,000	40,000
Trust preferred capital notes	20,619	20,619
Commercial paper	61,632	24,480
Other borrowings	1,335	842
Interest payable	3,686	2,515
Other liabilities	7,620	9,224

Total liabilities	1,445,414	1,369,079

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 2006: 10,771,272 shares issued and outstanding; 2005: 10,759,101 shares issued and outstanding;	10,771	10,759
Additional paid-in capital	33,584	33,298
Retained earnings	103,922	94,061
Accumulated other comprehensive loss, net	(1,137)	(2,013)

Total stockholders’ equity	147,140	136,105

Total liabilities and stockholders’ equity	$1,592,554	$1,505,184

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$21,618	$18,335
Interest on deposits in other banks	5	4
Interest on investments	52	72
Interest and dividends on securities available for sale:
Taxable	1,720	1,460
Tax exempt	844	641
Dividends	131	79
Interest income on federal funds sold	381	106

Total interest income	24,751	20,697

Interest Expense
Interest on deposits	7,601	5,195
Interest on federal funds purchased and securities sold under agreements to repurchase	25	135
Interest on FHLB advances	860	297
Interest on trust preferred capital notes	434	328
Interest on commercial paper	658	80
Interest on other borrowings	4	5

Total interest expense	9,582	6,040

Net interest income	15,169	14,657
Provision for loan losses	—	503

Net interest income after provision for loan losses	15,169	14,154
Noninterest Income
Retail banking fees	1,793	1,745
Commissions and fees from fiduciary activities	728	696
Brokerage fee income	169	158
Other operating income	306	247
Gain on sale of premises and equipment	216	2
Gain on sale of mortgage loans	686	1,022

Total noninterest income	3,898	3,870

Noninterest Expense
Compensation and employee benefits	6,636	6,456
Net occupancy	750	787
Supplies and equipment	1,042	919
Amortization-intangible assets	161	158
Marketing	329	296
State franchise tax	252	208
Data processing	333	315
Telecommunications	223	273
Professional fees	355	232
Other operating expenses	1,678	1,450

Total noninterest expense	11,759	11,094

Income before income taxes	7,308	6,930
Income tax expense	2,239	2,211

Net income	$5,069	$4,719

Earnings per share, basic	$.47	$.44

Earnings per share, diluted	$.47	$.43

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$61,885	$51,501
Interest on deposits in other banks	70	11
Interest on investments	206	241
Interest and dividends on securities available for sale:
Taxable	4,576	4,726
Tax exempt	2,504	1,937
Dividends	357	261
Interest income on federal funds sold	790	126

Total interest income	70,388	58,803

Interest Expense
Interest on deposits	20,157	14,815
Interest on federal funds purchased and securities sold under agreements to repurchase	173	423
Interest on FHLB advances	2,065	936
Interest on trust preferred capital notes	1,209	904
Interest on commercial paper	1,491	82
Interest on other borrowings	17	13

Total interest expense	25,112	17,173

Net interest income	45,276	41,630
Provision for loan losses	610	1,595

Net interest income after provision for loan losses	44,666	40,035
Noninterest Income
Retail banking fees	5,166	5,219
Commissions and fees from fiduciary activities	2,321	2,207
Brokerage fee income	566	519
Other operating income	722	373
Gain on sale of premises and equipment	292	427
Gain (loss) on sale of securities available for sale	(199)	296
Gain on sale of branches	—	421
Gain on sale of mortgage loans	2,173	2,181

Total noninterest income	11,041	11,643

Noninterest Expense
Compensation and employee benefits	19,833	18,552
Net occupancy	2,248	2,184
Supplies and equipment	3,035	3,127
Amortization-intangible assets	417	485
Marketing	762	754
State franchise tax	716	662
Data processing	1,024	942
Telecommunications	770	770
Professional fees	634	629
Other operating expense	4,961	4,319

Total noninterest expense	34,400	32,424

Income before income taxes	21,307	19,254
Income tax expense	6,535	6,051

Net income	$14,772	$13,203

Earnings per share, basic	$1.37	$1.23

Earnings per share, diluted	$1.36	$1.22

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2005	$10,742	$32,839	$81,869	$1,639		$127,089
Net income	—	—	13,203	—	$13,203	13,203
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,037)	—	—	—	—	(1,927)
Reclassification adjustment (net of tax of $104)	—	—	—	—	(192)	—

Other comprehensive loss	—	—	—	(2,119)	(2,119)	(2,119)

Total comprehensive income	—	—	—	—	$11,084	—

Cash dividends ($.41 per share)	—	—	(4,445)	—		(4,445)
Stock-based compensation expense	5	248	—	—		253
Exercise of stock options	9	119	—	—		128

Balance, September 30, 2005	$10,756	$33,206	$90,627	$(480)		$134,109

Balance, January 1, 2006	$10,759	$33,298	$94,061	$(2,013)		$136,105
Net income	—	—	14,772	—	$14,772	14,772
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $402)	—	—	—	—	747
Reclassification adjustment (net of tax of $70)	—	—	—	—	129	—

Other comprehensive gain	—	—	—	876	876	876

Total comprehensive income	—	—	—	—	$15,648	—

Cash dividends ($.45 per share)	—	—	(4,911)	—		(4,911)
Stock-based compensation expense	9	232	—	—		241
Exercise of stock options	3	54	—	—		57

Balance, September 30, 2006	$10,771	$33,584	$103,922	$(1,137)		$147,140

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$14,772	$13,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,113	2,267
Amortization of intangible assets	417	485
Provision for loan losses	610	1,595
Write-downs of other real estate	—	15
Deferred tax benefit	(294)	(556)
Employee benefit plan expense	163	143
Stock-based compensation expense	241	253
Gain on sale of premises and equipment	(292)	(427)
(Gain) loss on sale of securities available for sale	199	(296)
Gain on sale of branches	—	(421)
Gain on sale of mortgage loans	(2,173)	(2,181)
Proceeds from sale of mortgage loans	107,690	117,744
Origination of mortgage loans for sale	(101,951)	(121,744)
Amortization of security premiums and accretion of discounts, net	66	427
Changes in assets and liabilities:
Increase in accrued interest receivable	(819)	(247)
(Increase) decrease in other assets	(10,854)	607
Increase (decrease) in accrued interest payable	1,171	(54)
(Decrease) increase in other liabilities	(1,761)	109

Net cash provided by operating activities	$9,298	$10,922

INVESTING ACTIVITIES
Proceeds from maturities and principal payments of securities available for sale	$49,604	$71,828
Proceeds from sales and calls of securities available for sale	22,046	3,965
Purchase of securities available for sale	(94,036)	(7,058)
Net increase in loans	(61,739)	(112,699)
Proceeds from sale of premises and equipment	5,972	442
Purchase of premises and equipment	(6,346)	(7,971)
Proceeds from sale of other real estate	75	50
Sale of branches, net of cash	—	(11,731)

Net cash used in investing activities	$(84,424)	$(63,174)

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market and savings deposits	$(44,749)	$22,546
Net increase in certificates of deposit	74,761	11,120
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(15,890)	(5,505)
Proceeds from Federal Home Loan Bank advances	81,000	30,000
Principal payments on Federal Home Loan Bank advances	(56,000)	(9,060)
Net increase in commercial paper	37,152	15,965
Net increase in other borrowings	493	5,051
Proceeds from exercise of stock options	57	128
Cash dividends paid	(4,911)	(4,445)

Net cash provided by financing activities	$71,913	$65,800

(Decrease) increase in cash and cash equivalents	$(3,213)	$13,548
CASH AND CASH EQUIVALENTS
Beginning of the period	48,016	39,326

End of the period	$44,803	$52,874

Supplemental Schedule of Noncash Investing/Financing Activities
Other real estate acquired in settlement of loans	$123	$101

Unrealized gain (loss) on securities available for sale	$1,336	$(3,260)

Stock-based compensation expense	$241	$253

See notes to consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company, and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	The results of operations for the nine month period ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s loan portfolio is composed of the following (In thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Real estate loans:
Construction	$192,113	$115,944
Secured by 1 – 4 family residential	302,706	310,719
Commercial and multifamily	566,497	593,396
Commercial, financial and agricultural loans	101,920	78,110
Consumer loans	34,134	40,876
All other loans	6,585	3,486

	1,203,955	1,142,531
Deferred loan costs	858	545
Allowance for loan losses	(14,312)	(13,581)

	$1,190,501	$1,129,495

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Activity in the allowance for loan losses is as follows (In thousands):

	September 30, 2006	December 31 2005	September 30, 2005
	(unaudited)		(unaudited)
Balance, January 1	$13,581	$11,706	$11,706
Recoveries	436	315	230
Loan charged off	(315)	(452)	(403)
Provision for loan losses	610	2,012	1,595

Balance, ending	$14,312	$13,581	$13,128

Information about impaired loans as of the periods indicated is as follows (In thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Impaired loans for which an allowance has been provided	$2,129	$1,710
Impaired loans for which an allowance has not been provided	5,366	3,705

Total impaired loans	7,495	5,415

Allowance provided for impaired loans, included in the allowance for loan losses	$421	$684

5.	Commercial Paper and Other Borrowings:

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding was $61.6 million and $24.5 million at September 30, 2006 and December 31, 2005, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at September 30, 2006 and December 31, 2005, respectively.

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

Short-term debt consists of the following at September 30, 2006 (In thousands):

Commercial paper	$61,632
Other borrowings	1,335

$62,967

Selected information on short-term debt is as follows (In thousands):

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
End of period balance	$62,967	$16,831
Average balance	56,466	10,789
Weighted average rate	4.48%	2.56%
Maximum balance of any month-end during the period	62,967	16,831

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
End of period balance	$62,967	$16,831
Average balance	45,507	4,701
Weighted average rate	4.24%	2.41%
Maximum balance of any month-end during the period	62,967	16,831

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2006 and 2005. Potential dilutive stock had no effect on income available to common stockholders.

	2006		2005
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
	(unaudited)		(unaudited)
Basic earnings per share	10,771,661	$.47	10,755,788	$.44
Effect of dilutive securities:
Restricted shares	29,865	—	28,372	—
Stock options	55,309	—	44,709.01

Diluted earnings per share	10,856,835	$.47	10,828,869	$.43

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2006 and 2005. Potential dilutive stock had no effect on income available to common stockholders.

	2006		2005
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
	(unaudited)		(unaudited)
Basic earnings per share	10,769,170	$1.37	10,750,421	$1.23
Effect of dilutive securities:
Restricted shares	29,252	—	28,832	—
Stock options	52,736.01		42,955.01

Diluted earnings per share	10,851,158	$1.36	10,822,208	$1.22

In 2006 and 2005, stock options representing 59,152 and 12,390 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stock-Based Compensation:

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

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the nine month period.

Included within compensation and employee benefits expense for the three month and nine month period ended September 30, 2006 is $107 thousand and $241 thousand of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $60 thousand ($42 thousand after tax) and $140 thousand ($97 thousand after tax) for the three and nine months ended September 30, 2006. Both basic and diluted earnings per share were each reduced by $.01 per share for the nine month period. Stock based compensation had no effect on any other per share data presented.

The following illustrates the effect on net income (In thousands) and earnings per share if the Company had applied the fair value method of SFAS No. 123R prior to January 1, 2006.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net income, as reported	$4,719	$13,203
Less: pro forma stock option compensation expense, net of tax	(20)	(62)

Pro forma net income	4,699	13,141

Earnings per share:
Basic - as reported	$.44	$1.23
Basic - pro forma	.44	1.22
Diluted - as reported	.43	1.22
Diluted - pro forma	.43	1.21

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. There were no stock options granted during the three months ended September 30, 2006. The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2006 was $7.48. Fair value is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 6.5 years, volatility ranging from 27.7%, to 28.1%, risk-free interest rate ranging from 4.3% to 5.0% and an expected dividend yield of 2.4%.

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

Restricted stock award activity for the nine months ended September 30, 2006 (unaudited) is summarized below:

	Shares	Weighted Average Grant Date Fair Value Per Award
Unvested awards, January 1, 2006	26,640	$22.65
Granted	12,580	25.74
Vested	(7,202)	22.83
Canceled or expired	(2,153)	22.25

Unvested awards, September 30, 2006	29,865

Stock option plan activity for the nine months ended September 30, 2006 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Value Unexercised In-The-Money Options (in thousands)
Outstanding, January 1, 2006	149,145	$17.41
Granted	66,645	27.06
Exercised	(3,900)	14.67
Canceled or expired	(5,651)	22.09

Outstanding, September 30, 2006	206,239	20.49	6.7	$1,468

Exercisable, September 30, 2006	109,308	15.95	5.2	1,282

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total value of in-the-money options exercised during three and nine months ended September 30, 2006 was zero and $103 thousand, respectively.

As of September 30, 2006, there was $588 thousand and $616 thousand of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. Cash proceeds received from options exercised for the nine months ended September 30, 2006 and 2005 were $57 thousand and $128 thousand, respectively.

8.	Employee Benefit Plan:

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2003, and has approximately one hundred thirty-six participants remaining in the plan. The components of net periodic benefit cost are as follows (In thousands):

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Service cost	$130	$150
Interest cost	184	192
Expected return on plan assets	(189)	(195)
Amortization of prior service cost	24	24
Amortization of net loss	49	45

Net periodic benefit cost	$198	$216

The Company made cash contributions of $200 thousand to the plan during the first nine months of 2006, and anticipates contributing $640 thousand during the fourth quarter.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Sale of Branches:

On February 16, 2005, the Company through its subsidiary, Planters Bank & Trust Company of Virginia, sold two branches located in Tazewell County, Virginia to the Bank of Tazewell County, an affiliate of National Bankshares, Inc. headquartered in Blacksburg, Virginia. The sale included the assumption of certain deposit accounts and purchase of selected loans, fixed assets and real estate as follows (In thousands):

Premium received on deposits transferred	$1,304

Liabilities transfered (at fair value):
Deposit accounts	$22,001
Other liabilities	39

Total liabilities transferred	$22,040

Assets sold (at fair value):
Cash	$228
Loans	8,844
Real estate and personal property	311
Other assets	32

Total assets sold	9,415

Net liabilities transferred	$11,321

Premium received on deposits transferred	$1,304
Less: Write-off of core deposit intangibles	465
Write-off of goodwill	138
Write-off of loan premium	115
Transaction costs	165

Net Gain on Sale	$421

10.	Stock Split and Par Value Change

On September 6, 2006 the Company paid a three-for-two stock split in the form of a 50% stock dividend. Shareholders of record at the close of business on August 14, 2006 received one additional share of the Company’s common stock for every two shares held on that date. On August 24, 2006 the Company’s Articles of Incorporation were amended to decrease the par value of the Company’s common stock from $5 per share to $1 per share. As a result, the Company decreased the common stock presented in the consolidated balance sheet as of December 31, 2005 by $25,105,000 with a corresponding increase in additional paid-in capital. All references in the accompanying consolidated financial statements and notes thereto to the number of common shares and per share amounts for all periods presented have been restated to reflect the three-for-two stock split.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Subsequent Event: Charter Consolidation

VFG previously announced on October 16, 2006 that it will combine its Second Bank & Trust (Culpeper) affiliate and Virginia Heartland Bank (Fredericksburg) affiliate. The combined bank will retain the Second Bank & Trust name and charter, with 15 branches and pro forma assets of $715 million at September 30, 2006. The move is designed to create banks of sufficient size and depth to compete more effectively and accelerate growth prospects. The two banks to be combined are geographically contiguous, share increasingly similar market dynamics and offer the opportunity to create efficiencies and management depth. Pending regulatory approval, the banks will be combined in February 2007.

12.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, (“SFAS No. 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

For publicly traded companies Statement 158 is effective as of the end of the fiscal year ending after December 15, 2006 regarding the recognition of the funded status of the benefit plan. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively.

The Company does not anticipate the adoption of Statement 158 at the end of 2006 to have a material effect on its financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

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

In February 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments (as amended)” (Statement 155). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets .” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated underparagraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.

The FASB decided to issue a FASB Staff Position (FSP) to address issues raised by the banking industry in connection with its Statement 155. The concern was that securitized assets, such as mortgage-backed securities and collateralized mortgage obligations, could be subject to the requirements of SFAS 155, which requires the bifurcation and fair valuing of the prepayment risk associated with the mortgage (which qualifies as a derivative) or the fair valuing of the entire instrument. This requirement would have likely dampened the liquidity of the securitized asset markets due to additional cost and increased income statement volatility. The Board decided to issue a FSP to scope out prepayment risk as a derivative that would not trigger the bifurcation or fair value requirement, which is great for banks because it essentially leaves the accounting for a large portion of securitized assets alone. The staff anticipates issuing an exposure draft of the FSP in November for public comment and a final rule in January 2007, which would be retroactive to the effective date of SFAS 155.

The Company does not expect the adoption of Statement 155 at the beginning of 2007 to have a material impact.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (as amended)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a. An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b. A reduction in a deferred tax asset or an increase in a deferred tax liability

c. Both (a) and (b).

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation.

This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted.

The Company does not expect the adoption of FIN 48 at the beginning of 2007 to have a material impact.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” and “iron curtain” approaches.

The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The staff does not believe the exclusive reliance on either the rollover or iron curtain approach appropriately quantifies all misstatements that could be material to users of financial statements.

The staff believes registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The staff believes that this can be accomplished by quantifying an error under both the rollover and iron curtain approaches and by evaluating the error measured under each approach. Thus, a registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.

Early application of the guidance is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this Staff Accounting Bulletin. In the event that the cumulative effect of application of the guidance is first reported in an interim period other than the first interim period of the first fiscal year ending after November 15, 2006, previously filed interim reports need not be amended.

The Company does not expect the adoption of SAB 108 at the beginning of 2007 to have a material impact.

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

OVERVIEW

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia. VFG’s trust affiliate, Virginia Commonwealth Trust Company, is currently one of the largest independent trust companies headquartered in the Commonwealth of Virginia. Affiliates of VFG include: Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Culpeper, Virginia Heartland Bank - in Fredericksburg and Virginia Commonwealth Trust Company - in Culpeper. The organization has a network of thirty-nine branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Charlottesville, Fredericksburg, Harrisonburg and Staunton.

VFG previously announced on October 16, 2006 that it will combine its Second Bank & Trust (Culpeper) affiliate and Virginia Heartland Bank (Fredericksburg) affiliate. The combined bank will retain the Second Bank & Trust name and charter, with 15 branches and pro forma assets of $715 million at September 30, 2006. The move is designed to create banks of sufficient size and depth to compete more effectively and accelerate growth prospects. The two banks to be combined are geographically contiguous, share increasingly similar market dynamics and offer the opportunity to create efficiencies and management depth. Pending regulatory approval, the banks will be combined in February 2007.

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $417 thousand and $485 thousand for the nine months ended September 30, 2006 and 2005, respectively.

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

Results of Operations

VFG’s consolidated net income for the quarter ended September 30, 2006 amounted to $5.1 million or $.47 per diluted share, compared to earnings of $4.7 million or $.43 per diluted share for the quarter ended September 30, 2005. Net income increased 7.4% and diluted earnings per share increased 9.3% compared to third quarter 2005 results. The Company’s earnings for the third quarter produced an annualized return on average assets (ROA) of 1.27% and return on average equity (ROE) of 13.88%, compared to prior year ratios of 1.26% and 14.03%, respectively.

For the first nine months of 2006, net income was $14.8 million, up 11.9% from $13.2 million for the same period in 2005. Net income per diluted share was $1.36, up 11.5% from $1.22 for the first nine months of 2005. ROA and ROE for the nine month period was 1.27% and 13.91%, respectively, compared to 1.20% and 13.60% for the same period in 2005.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Net Interest Income

Net interest income amounted to $15.2 million for the third quarter, up $512 thousand or 3.5% compared with $14.7 million for the same quarter in 2005. For the nine months ended September 30, 2006, net interest income was $45.3 million, an increase of $3.7 million or 8.8% from $41.6 million for the same period in 2005. Improvements in the growth and mix of average earning assets were primary contributors to this growth. The net interest margin for the third quarter of 2006 was 4.21%, down fourteen basis points sequentially compared to 4.35% for the second quarter of 2006, and down fifteen basis points when compared to 4.36% for the third quarter of 2005. The net interest margin for the nine month period ended September 30, 2006 was 4.31%, compared to 4.25% for the same period in 2005. Further margin contraction is likely in the fourth quarter.

The following tables provide information on average earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2006 and 2005 as well as amounts and rates of tax equivalent interest earned and interest paid. The tax equivalent adjustment, utilizing a federal statutory rate of 35%, amounted to $495 thousand and $394 thousand for the three months ended September 30, 2006 and 2005 and $1.5 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended September 30,
	2006			2005
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,192,675	$21,658	7.20%	$1,130,355	$18,383	6.45%
Investment securities
Taxable	171,150	1,903	4.41%	164,792	1,610	3.88%
Tax exempt	84,315	1,299	6.11%	61,207	988	6.40%

Total investments	255,465	3,202	4.97%	225,999	2,598	4.56%
Interest bearing deposits	575	5	3.45%	823	4	1.93%
Federal funds sold	28,174	381	5.37%	12,422	106	3.39%

	284,214	3,588	5.01%	239,244	2,708	4.49%

Total earning assets	1,476,889	25,246	6.78%	1,369,599	21,091	6.11%

Total nonearning assets	110,775			110,549

Total assets	$1,587,664			$1,480,148

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$166,206	$240	0.57%	$189,899	$202	0.42%
Money market	170,955	1,020	2.37%	176,364	601	1.35%
Savings	104,623	179	0.68%	130,959	222	0.67%
Time deposits:
Less than $100,000	406,289	4,040	3.95%	363,943	2,883	3.14%
$100,000 and more	194,008	2,122	4.34%	138,015	1,287	3.70%

Total interest-bearing deposits	1,042,081	7,601	2.89%	999,180	5,195	2.06%
Federal funds purchased and securities sold under agreements to repurchase	1,829	25	5.42%	17,607	135	3.04%
Federal Home Loan Bank advances	69,348	860	4.92%	32,018	297	3.68%
Trust preferred capital notes	20,619	434	8.35%	20,619	328	6.31%
Commercial paper	56,092	658	4.65%	10,345	80	3.07%
Other borrowings	374	4	4.24%	444	5	4.47%

	148,262	1,981	5.30%	81,033	845	4.14%

Total interest-bearing liabilities	1,190,343	9,582	3.19%	1,080,213	6,040	2.22%

Total noninterest-bearing liabilities	252,473			266,491

Total liabilities	1,442,816			1,346,704
Stockholders’ equity	144,848			133,444

Total liabilities and stockholders’ equity	$1,587,664			$1,480,148

Net interest income (tax equivalent)		$15,664			$15,051

Average interest rate spread			3.59%			3.89%
Interest expense as percentage of average earning assets			2.57%			1.75%
Net interest margin			4.21%			4.36%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Nine months ended Septermber 30,
	2006			2005
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,179,781	$61,996	7.03%	$1,102,011	$51,650	6.27%
Investment securities
Taxable	159,480	5,139	4.31%	178,407	5,216	3.91%
Tax exempt	83,102	3,852	6.20%	61,645	2,999	6.50%

Total investments	242,582	8,991	4.96%	240,052	8,215	4.58%
Interest bearing deposits	3,439	70	2.72%	524	11	2.81%
Federal funds sold	27,148	790	3.89%	6,417	126	2.63%

	273,169	9,851	4.83%	246,993	8,352	4.53%

Total earning assets	1,452,950	71,847	6.62%	1,349,004	60,002	5.95%

Total nonearning assets	104,702			116,140

Total assets	$1,557,652			$1,465,144

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$173,469	$683	0.53%	$194,863	$601	0.41%
Money market	164,785	2,399	1.95%	172,382	1,544	1.20%
Savings	111,483	548	0.66%	132,972	665	0.67%
Time deposits:
Less than $100,000	390,365	10,833	3.71%	365,460	8,454	3.09%
$100,000 and more	184,747	5,693	4.12%	133,570	3,551	3.55%

Total interest-bearing deposits	1,024,849	20,156	2.63%	999,247	14,815	1.98%
Federal funds purchased and securities sold under agreements to repurchase	12,074	173	1.92%	22,868	423	2.47%
Federal Home Loan Bank advances	60,470	2,065	4.57%	30,715	936	4.07%
Trust preferred capital notes	20,619	1,210	7.85%	20,619	904	5.86%
Commercial paper	45,142	1,491	4.42%	3,603	82	3.04%
Other borrowings	365	17	6.23%	1,098	13	1.58%

	138,670	4,956	4.78%	78,903	2,358	4.00%

Total interest-bearing liabilities	1,163,519	25,112	2.89%	1,078,150	17,173	2.13%

Total noninterest-bearing liabilities	252,178			257,195

Total liabilities	1,415,697			1,335,345
Stockholders’ equity	141,955			129,799

Total liabilities and stockholders’ equity	$1,557,652			$1,465,144

Net interest income (tax equivalent)		$46,735			$42,829

Average interest rate spread			3.73%			3.82%
Interest expense as percentage of average earning assets			2.31%			1.70%
Net interest margin			4.31%			4.25%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total noninterest income was $3.9 million for the third quarter of 2006, essentially flat with the $3.9 million for the third quarter of 2005 and the $3.9 million for the second quarter of 2006. Retail banking fee income increased $48 thousand or 2.8% to $1.8 million, compared to $1.7 million in the third quarter of 2005. Gains on the sale of mortgage loans amounted to $686 thousand, a decrease of $336 thousand or 32.9%, as compared to $1.0 million for the third quarter of 2005, and down sequentially $167 thousand or 19.6% from the second quarter of 2006. Revenues from trust and brokerage for the third quarter were $897 thousand, up $43 thousand or 5.0% compared to $854 thousand in the third quarter of 2005. Fiduciary and brokerage assets under management were $576 million at September 30, 2006, representing a 13.2% growth rate for the nine month period. Included in noninterest income during third quarter 2006 was a net gain on sale of real estate of $216 thousand and income associated with an investment in bank owned life insurance of $120 thousand.

Total noninterest income was $11.0 million for the nine months ended September 30, 2006, a decrease of $603 thousand or 5.2% compared to $11.6 million for the same period in 2005. Included in the 2005 results is a net gain of $296 thousand in connection with the sale of securities, and a gain of $421 thousand realized on the sale of two branches in Tazewell County, Virginia during the first quarter. Retail banking fees decreased $53 thousand or 1.0% to $5.2 million compared to the same period a year ago. Gross mortgage banking fees amounted to $2.2 million, essentially flat when compared to $2.2 million for the first nine months of 2005.

Noninterest Expense

Noninterest expense for the third quarter of 2006 amounted to $11.8 million, up $665 thousand or 6.0% from $11.1 million for the same period in 2005, and up sequentially $304 thousand or 2.7% from the second quarter of 2006. These increases reflect operating costs associated with the openings of the Graves Mill, Mill Creek and Langhorne Road branches during the past nine months. Professional fees associated with business advisory services and recruiting fees also added to the increase for the quarter. Management anticipates some increase in fourth quarter operating expenses associated with the hiring of four additional commercial loan officers during the later stages of the third quarter, and the opening of our thirty-ninth and fortieth branches during the fourth quarter. VFG’s efficiency ratio was 60.8% for the quarter, compared to 58.3% for the same quarter in 2005.

For the nine month period ended September 30, 2006, noninterest expense amounted to $34.4 million, an increase of $2.0 million or 6.1% over $32.4 million for the same period in 2005. These increases reflect operating costs associated with the openings of the Graves Mill, Mill Creek and Langhorne Road branches during the past nine months. Professional fees associated with business advisory services and recruiting fees also added to the increase. For both the nine month period ended September 30, 2006, and 2005 the efficiency ratio was 59.6%.

Income Taxes

Income tax expense for the third quarter of 2006 was $2.2 million resulting in an effective tax rate of 30.6% compared to $2.2 million, or 31.9%, for the third quarter of 2005. For the nine month period ended September 30, 2006, income tax expense amounted to $6.5 million, resulting in an effective tax rate of 30.7% compared to $6.1 million, or 31.4% for the same period in 2005. The

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

decrease in the effective tax rate for the quarter and nine month period is a result of an increase in earnings from tax-exempt assets as a percentage of total income. The average balance of tax-exempt securities for the third quarter of 2006 increased by $23.1 million over the same period last year, resulting in an increase in related tax-exempt interest income.

Asset Quality

Asset quality remains strong, with VFG’s ratio of non-performing assets as a percentage of total assets amounting to .18% as of September 30, 2006, compared to .11% at September 30, 2005 and .16% at June 30, 2006. Net charge-offs (recoveries) as a percentage of average loans receivable amounted to (.09)% on an annualized basis for the quarter and (.01)% for the nine month period ended September 30, 2006, compared to none and .02% for the same periods in 2005. At September 30, 2006, the allowance for loan losses was approximately five times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.19%. VFG did not record a provision for loan losses for the third quarter, compared to $503 thousand for the three months ended September 30, 2005. For the nine month period ended September 30, 2006, the provision for loan losses was $610 thousand, a decrease of $985 thousand or 61.8% compared to the same period in 2005. The reduction in the provision is a direct result of our analysis on the adequacy of our Allowance for loan losses, factors that lead to the reduction in provision included the receipt of loss recoveries of $357 thousand during the quarter, including a large unanticipated recovery of $289 thousand, as well as reduced loan growth and continuing strong asset quality during the period. Though the ratio of nonperforming assets to total assets has risen when compared period to period, the ratio remains at a positive level and management believes that the overall allowance is adequate.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Non accrual loans	$2,757	$1,604	$1,422
Troubled debt restructurings	—	154	173
Other real estate owned	123	75	41
Loans past due as to principal or interest for 90 days or more accruing interest	—	—	—

Total nonperforming assets	$2,880	$1,833	$1,636

Nonperforming assets to total assets	.18%	.12%	.11%

Nonperforming assets to loans and other property	.24%	.16%	.14%

Allowance for loan losses as a percentage of loans receivable	1.19%	1.19%	1.13%

Allowance for loan losses as a percentage of nonperforming assets	496.94%	740.92%	802.44%

Annualized net charge-offs (recoveries) as a percentage of average loans receivable	(.01)%	.01%	.02%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the nine months ended September 30, 2006, the Company retained $9.9 million, or 66.8% of its net income. Stockholders’ equity increased by $11.0 million, reflecting the earnings retention and a increase of $876 thousand in accumulated comprehensive income net of tax, after sales and reinvestment of securities related to branch realignment within the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of September 30, 2006, that the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of September 30, 2006 (In thousands):

Tier 1 capital	$150,245
Tier 2 capital	14,480
Total risk-based capital	164,725
Total risk-weighted assets	1,328,261
Average adjusted total assets	1,569,737
Capital ratios:
Tier 1 risk-based capital ratio	11.31%
Total risk-based capital ratio	12.40%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.57%
Equity to assets ratio	9.24%
Tangible equity to assets ratio	8.21%

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

The liquidity of the Parent Company also represents an important aspect of liquidity management. The Parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2005. Federal Home Loan Bank Advances rose from $40 million to $65 million during first nine months of the year. These advances were incurred in order to manage the Company’s liquidity.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2	Agreement and Plan of Reorganization incorporated by reference to Agreement and Plan of Reorganization filed as Exhibit A to Form S-4 Amendment No. 2 filed on November 20, 2001 (File No. 333-69216).

Exhibit No. 3.1	Articles of Incorporation (as amended August 24, 2006) incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 29, 2006.

Exhibit No. 3.2	Bylaws incorporated by reference to Exhibit 3.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 9, 2006

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 9, 2006