Form 10-K
period 2006-12-31
VIRGINIA FINANCIAL GROUP INC
filed 2007-03-14
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to section 12 (g) of the Act:

None

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 was $295,080,616.

There were 10,791,669 shares of common stock outstanding as of March 2, 2007.

Documents Incorporated by Reference:

Portions of Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2007 are incorporated by reference in Part III of this report.

VIRGINIA FINANCIAL GROUP, INC.

FORM 10-K

PART I

Item 1.	BUSINESS

GENERAL

Virginia Financial Group, Inc. (VFG or the Company) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia with total assets of approximately $1.6 billion. VFG’s trust affiliate, Virginia Commonwealth Trust Company, manages fee and commission based assets of approximately $597 million. Affiliates of the Company include: Planters Bank & Trust Company of Virginia—in Staunton, Second Bank & Trust—in Culpeper, Virginia Heartland Bank—in Fredericksburg, Virginia Commonwealth Trust Company—in Culpeper and VFG Limited Liability Trust. VFG, through its affiliates, also owns a 70% interest in VFG Title, LLC. VFG combined its Virginia Heartland Bank (Fredericksburg) into its Second Bank & Trust (Culpeper) affiliate on February 16, 2007. The two banks were geographically contiguous, shared increasingly similar market dynamics and offered the opportunity to create efficiencies and management depth. The organization has a network of forty branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Corporation has offices in Culpeper, Fredericksburg, Harrisonburg and Staunton.

VFG’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. VFG’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of VFG’s affiliate banks. VFG’s trust affiliate provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Utilizing a “super-community” banking strategy, each affiliate is run autonomously, with the holding company providing common services such as corporate finance, information technology, marketing, human resources, compliance, audit and loan review.

EMPLOYEES

At December 31, 2006, VFG had 580 full time equivalent employees. No employees are represented by any collective bargaining unit. VFG considers relations with its employees to be good.

COMPETITION

VFG and its affiliates incur strong competition in each of its primary markets from large regional and national financial institutions, savings and loans, credit unions and other community banking organizations. In addition, consumer finance companies, asset managers and mortgage companies all provide competition. Out-of-state bank holding companies are providing increased competition through merger with and acquisition of Virginia banks.

VFG’s deposit market share at June 30, 2006 represented 1% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

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

The Act created a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act. VFG is not a financial holding company.

No material part of the business of the affiliate banks is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the banks. Management is not aware of any indications that the business of the banks or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

VFG is registered as a bank holding company under the Federal Bank Holding Corporation Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and State Corporation Commission (“SCC”). As a bank holding company, VFG is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Corporation Act. The Federal Reserve Board and SCC also may conduct examinations of VFG and its affiliates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and its affiliate banks meet all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank of Richmond categorized the Company’s subsidiary banks as “well capitalized” under the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991 (FDICIA). To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the Company’s category.

Dividends

VFG is a separate operating entity from its affiliates, and thus has liquidity needs that are funded primarily from the income of its affiliates. The parent company’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking and trust affiliates. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined. During 2006, the banking affiliates and the non-bank subsidiary paid $13.0 million in management fees to the Company, and $12.5 million in dividends were paid to the Company. As of January 1, 2007, the aggregate amount of additional unrestricted funds, which could be transferred from the banking affiliates to VFG without prior regulatory approval totaled $42.1 million or 27.9% of the consolidated net assets.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July, 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for the Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. Certifications of the Chief Executive Officer and Chief Financial Officer can be found in the “Exhibits” section of this document. Management’s “Statement of Management’s Responsibility” can be found in Item 9A of this report.

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

USA Patriot Act. VFG’s affiliate banks are subject to the requirements of the USA Patriot Act, which provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. The Company is in compliance with both the requirements of the Act.

Insurance of Accounts. VFG’s affiliate banks have deposits which are insured by the Federal Deposit Insurance Corporation (FDIC), and the banks are subject to insurance premium assessments by the FDIC. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution’s “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each DIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.05% per annum (for well capitalized Subgroup A institutions) and 0.43% per annum (for undercapitalized Subgroup C institutions). All of VFG’s subsidiary bank’s Subgroup for 2006 was A. Each of VFG’s affiliate banks expect to receive a one-time assessment credit to offset the cost of expected higher deposit insurance premiums for 2007.

Community Reinvestment Act. VFG’s affiliate banks are subject to the requirements of the Community Reinvestment Act of 1977 (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the needs of the local communities, including low and moderate income neighborhoods. If any of our bank affiliates receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on our operating activities would be imposed. Our bank’s currently meet the CRA requirements.

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

Basel Committee. On February 28, 2007, the federal banking agencies released for comment the new Basel Capital Accord (“Basel II”), which proposes establishment of a new framework of capital adequacy for banking organizations; the Committee published the text of the framework on July 26, 2004. Despite the release of the Basel II framework, it is not clear at this time whether and in what manner the new accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. Although the Committee’s stated intent is that Basel II will not change the amount of overall capital in the global banking system, adoption of the proposed new accord could require individual banking organizations, including the Company, to increase the minimum level of capital held. The Company will continue to closely monitor regulatory action on this matter and assess the potential impact to the Company.

Consumer Laws and Regulations. VFG’s affiliate banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures (RESPA), Home Mortgage Disclosure Act (HMDA), the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. VFG’s affiliate banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

ACCESS TO FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov. Also, annual reports on Form 10-K and quarterly reports on Form 10-Q are posted on the Company’s website at http://www.vfgi.net as soon as reasonably practical after filing electronically with the SEC.

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

Our success depends primarily on the general economic conditions of the markets in which we operate. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Northern, Central and Western Virginia. The local economic conditions in these areas have a significant impact on our business, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control, could impact these local economic conditions and could negatively affect the financial results of our banking operations.

Our affiliate banks’ ability to pay dividends is subject to regulatory limitations which, to the extent VFG requires such dividends in the future, may affect our ability to pay obligations and dividends.

VFG is a separate legal entity from the affiliate banks and independent trust company, and thus does not have significant revenue sources of its own. We currently depend on the affiliate banks’ cash and liquidity as well as dividends from our subsidiaries to pay our operating expenses and dividends to shareholders. No assurance can be made that in the future the affiliate banks will have the capacity to pay the necessary dividends and that VFG will not require dividends from the affiliate banks to satisfy VFG’s obligations. The availability of dividends from our affiliate banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of VFG and other factors, that the Federal Reserve could assert that payment of dividends or other payments by the affiliate banks are an unsafe or unsound practice. In the event the affiliate banks are unable to pay dividends sufficient to satisfy the Company’s obligations and the affiliate banks are unable to pay dividends to the Company, VFG may not be able to service its obligations as they become due, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the affiliate banks could adversely affect our financial condition, results of operations and cash flows.

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

We maintain an allowance for loan losses that we believe is adequate to absorb estimated incurred losses inherent in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering current general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may cause our loan loss provision to vary widely from recent levels. Although we believe the allowance for loan losses is adequate to absorb probable incurred losses in our loan portfolio, it is an estimate subject to revision as losses are confirmed. Higher levels of loan losses in the future could have a material adverse impact on our financial performance. Federal and state regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.

Our concentration in loans secured by real estate may increase our loan losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2006, approximately 47% and 41% of our $1.22 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We depend on the services of our key personnel, and a loss of any of those personnel may disrupt our operations and result in reduced revenues.

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

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can influence management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business processes, our planning for proper integration into our Company can give no assurance that we will not encounter operational and financial reporting difficulties impacting our controls over the Company.

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

Because our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or higher interest rates may reduce our profits.

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

The Company’s headquarters is located at 102 S. Main Street in Culpeper, Virginia, and also maintains executive offices at 1807 Seminole Trail, Charlottesville, Virginia. The Company’s subsidiary banks operate forty branch locations. They own thirty-four branches and lease the remaining six. Two additional locations are owned by our bank affiliates to facilitate operations and loan production. Additional information regarding lease commitments can be found in Note 19 of the 2006 Consolidated Financial Statements.

As of December 31, 2006 the offices (including executive offices) of our subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)

Second Bank & Trust	102 South Main Street Culpeper Virginia	Owned	15 banking offices in Culpeper, Madision, Orange, Locust Grove, Albemarle, Spotsylvania, Caroline and Stafford Counties, Virginia; Charlottesville, Fredericksburg, and Bowling Green Cities, Virginia

	4700 Harrison Road Fredericksburg, Virginia	Leased

Planters Bank & Trust Company of Virginia	24 South Augusta Street Staunton, Virginia	Owned	25 banking offices in Augusta, Rockbridge, Franklin, Prince Prince Edward, and Bedford Counties, Virginia; Grottoes, Woodstock, Rocky Mount, and Farmville Towns, Virginia; Waynesboro, Harrisonburg, Lynchburg, Buena Vista, Staunton, and Covington Cities, Virginia

Virginia Commonwealth Trust Company	102 South Main Street Culpeper, Virginia	Owned	5 trust offices in Albemarle, and Culpeper, Counties, Virginia; Fredericksburg, Staunton and Harrisonburg Cities, Virginia

All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

Item 3.	LEGAL PROCEEDINGS

There are no material proceedings to which the Company or any of our subsidiaries are a party or by which, to the Company’s knowledge, we, or any subsidiaries, are threatened. All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to the business of the Company or the subsidiary involved and are not material in respect to the amount in controversy.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company are appointed each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Barham and Farrar have been employed by the Company as executive officers for more than five years.

Name	Age	Current Position
O.R. Barham, Jr.	56	Mr. Barham has been President and Chief Executive Officer of the Company since 2002. Mr. Barham served as a director of the Company since 1996. Prior to January 2002, he served as President and Chief Executive Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation.
Jeffrey W. Farrar	46	Mr. Farrar has been Executive Vice President and Chief Financial Officer of the Company since January 18, 2002. Mr. Farrar served as Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation, since 1996.
Litz Van Dyke	43	Mr. Van Dyke is Executive Vice President and Chief Operating Officer of the Company. Mr. Van Dyke joined the Company in September 2004, and previously served in a similar capacity for FNB Corporation of Christiansburg, Virginia.
Richard L. Saunders	53	Mr. Saunders is Chief Credit Officer of the Company. Mr. Saunders joined the Company in May 2004 and previously served in a similar capacity for Guaranty Bank of Charlottesville, Virginia.
James T. Huerth	45	Mr. Huerth has been President & CEO of Planters Bank & Trust Company of Virginia since January 2005. Mr. Huerth served as an Area Commercial Executive for Branch Banking & Trust (BB&T) in Georgia’s northern market prior to joining the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock trades on the NASDAQ Global Select Market, and currently trades under the trading symbol VFGI. As of March 1, 2007, there were approximately 5,100 shareholders of record and the closing price of the Company’s common stock was $24.10. There were no repurchases of stock conducted during 2006. Listed below are the high and low prices for the common stock, as reported by NASDAQ, and dividends paid for each quarter in the two year period ended December 31, 2006. VFG anticipates the same level of dividend payment in the future. On September 6, 2006 the Company paid a three-for-two stock split in the form of a 50% stock dividend. The per share amounts below and throughout this document have been restated to reflect the three-for-two stock split for all periods presented.

	Sales Price				Dividends Per Share
	2006		2005		2006	2005
	High	Low	High	Low
1st Quarter	$27.97	$23.70	$25.53	$21.01	$0.15	$0.13
2nd Quarter	29.67	24.87	24.33	21.20	0.15	0.14
3rd Quarter	29.45	25.05	25.00	21.71	0.15	0.14
4th Quarter	28.94	26.17	26.20	22.13	0.16	0.15

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s annual percentage change in cumulative total return on common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index, the SNL $1-$5 Billion Bank Index and SNL Composite Bank Index. The SNL indexes are indexes are published by SNL Financial, LC. The Bank indexes are, in the opinion of management, a more relevant standard by which to compare performance, whereas the peer groups are more similar in terms of size and business profiles.

This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2001, and that dividend received were immediately invested in additional shares. The graph plots the value of the intial investment at one-year intervals for the fiscal years shown.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Virginia Financial Group, Inc.	100.00	137.53	168.07	177.51	178.79	213.14
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

On January 22, 2002, the Company’s common stock began trading on the NASDAQ National Market , and currently trades on the NASDAQ Global Select Market under the trading symbol VFGI.

There can be no assurance that the Company’s stock performance in the future will continue with the same or similar trends depicted in the graph above.

Item 6.	SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Statement of Operations Data:
Interest Income	$95,627	$80,706	$70,402	$62,827	$63,723
Interest Expense	35,482	23,861	19,628	19,357	23,101
Net Interest Income	60,145	56,845	50,774	43,470	40,622
Provision for Loan Losses	750	2,012	2,534	1,290	1,602
Total Noninterest Income	15,485	15,443	14,544	15,227	12,721
Total Noninterest Expense	46,918	43,702	41,016	38,866	35,030
Net Income	19,497	18,216	15,203	13,492	12,335
Performance Ratios:
Return on Average Assets	1.24%	1.23%	1.07%	1.13%	1.15%
Return on Average Equity	13.57%	13.86%	12.40%	11.47%	11.09%
Net Interest Margin	4.25%	4.29%	4.04%	4.15%	4.29%
Efficiency Ratio (1)	60.54%	59.32%	61.12%	64.42%	63.08%
Per Share Data:
Net Income—Basic	$1.81	$1.69	$1.42	$1.26	$1.13
Net Income—Diluted	1.80	1.68	1.41	1.25	1.13
Cash Dividends	0.61	0.56	0.52	0.50	0.48
Book Value	13.97	12.66	11.83	11.17	10.63
Market Price Per Share	27.99	24.02	24.44	23.68	19.87
Cash Dividend Payout Ratio	34.03%	33.07%	36.76%	39.81%	42.65%
Balance Sheet Data:
Assets	$1,625,989	$1,505,184	$1,449,608	$1,387,211	$1,114,905
Loans	1,217,632	1,143,076	1,061,575	922,689	700,979
Investment securities	264,141	241,032	286,856	360,041	295,628
Deposits	1,318,281	1,255,509	1,257,164	1,210,774	959,822
Total borrowings	144,812	101,831	56,649	48,821	32,415
Stockholders’ Equity	150,652	136,105	127,089	119,830	114,371
Capital Ratios:
Tier 1 Capital (to Average Assets)	9.65%	9.32%	8.77%	7.03%	9.63%
Total Capital (to Risk Weighted Assets)	12.44%	12.18%	12.37%	10.57%	14.30%
Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.19%	1.19%	1.10%	1.06%	1.31%
Non-performing assets to year-end loans and other property owned	0.25%	0.16%	0.38%	0.80%	1.15%

(1)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, net of gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, Management’s Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. When we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. VFG wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect VFG’s actual results, causing actual results to differ materially from those in any forward looking statement. These factors include:

•	Expected cost savings from VFG’s acquisitions and dispositions,

•	Competitive pressure in the banking industry or in VFG’s markets may increase significantly,

•	Changes in the interest rate environment may reduce margins,

•	General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration and reduced mortgage banking revenue,

•	Changes may occur in banking legislation and regulation,

•	Our concentration in loans secured by real estate could increase our loan losses,

•	Turnover in key personnel would disrupt our operations,

•

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability too properly account for non-routine transactions,

•	We may need additional capital in the future to continue our growth and may not be able to obtain it on terms that are favorable,

•	Changes may occur in general business conditions, and

•	Changes may occur in the securities markets.

EXECUTIVE OVERVIEW

VFG’s earnings per diluted share grew 7.1% in 2006 versus 2005. Net revenue was $75.6 million for the year ended December 31, 2006 as compared to $72.3 million in 2005. VFG earned $19.5 million or $1.80 per diluted share, an increase of 7.0% over 2005 earnings of $18.2 million or $1.68 per diluted share. VFG generated approximately $22.3 million in cash flow from operating activities in 2006. It paid dividends to stockholders of $6.6 million, invested $10.8 million in capital expenditures and borrowed approximately $25 million in long term debt, net.

Despite adding four full-service financial centers, additional key management positions and an environment fostering margin compression during the year, VFG still managed to grow earnings a respectable 7% over 2005. Asset quality has remained strong despite soft real estate markets throughout many of the regions serviced by the Company. Net interest margin remained acceptable despite an inverted yield curve and competitive pressures encountered during the year. Continuing improvement in noninterest income related to retail banking, trust and brokerage services was observed, but must improve to counter the impact of anticipated net interest margin contraction in 2007.

VFG’s focus for 2007 will include loan portfolio diversification, standardization of loan and deposit pricing metrics, concentration on the current forty branch network for retail delivery optimization in a changing competitive landscape and improvement of revenue diversification through increased contribution of noninterest revenue streams. We will likely slow de novo branch activity as we focus on the maturation of six branches opened during the past eighteen months. Another significant initiative will be aggressive focus on demand deposit penetration in our markets via a direct marketing program. All of our strategic efforts are intended to grow and diversify our revenue streams, support sustained profitability and better serve the customer.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of gains or losses on securities, fixed assets and foreclosed assets. The efficiency ratio is not a recognized reporting measure under Accounting Principles Generally Accepted in the United States (USGAAP). We believe this measure provides investors with important information regarding our operational efficiency. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. VFG, in referring to its net income, is referring to income under Accounting Principles Generally Accepted in the United States. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures and estimates of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, USGAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Goodwill

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with USGAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill in September each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of September 30, 2006, the Company has not identified any impairment of its goodwill. No events occurred during the fourth quarter 2006 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally five years. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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

2006 Compared to 2005

Tax equivalent net interest income in 2006 was $62.1 million, an increase of $3.7 million or 6.3% compared to $58.5 million in 2005. Improvements in the growth and mix of average earning assets were primary contributors to this growth and outpaced the margin compression for the year. Average interest earning assets increased $95.9 million or 7.0% to $1.46 billion, while average loans increased $75.2 or 6.8% to $1.19 billion.

The average interest rate spread was 3.66% in 2006, down eighteen basis points from 3.84% in 2005. The net interest margin was 4.25% in 2006, down four basis points from 4.29% in 2005. The slight decrease in the Company’s net interest margin was a result of several factors, including a modestly liability sensitive position in a rising rate environment, additional wholesale funding costs and a more aggressive pricing of deposits with durations of nine months or less to minimize exposure to a potential downward cycle in short term rates, offset partially by the aforementioned changes in asset mix. The yield on average loans increased seventy-one basis points in 2006, reflecting the increase in short term rates during the year, while the yield on investment securities increased thirty-seven basis points for the period. Interest expense as a percentage of average earning assets increased to 2.44%, up sixty-nine basis points from 1.75% in 2005, reflecting a seventy-three basis point increase in average cost of retail deposits to 2.76%, and an eighty-three basis point increase in average total funding cost to 3.03%.

2005 Compared to 2004

Tax equivalent net interest income in 2005 was $58.5 million, an increase of $5.9 million or 11.2% compared to $52.6 million in 2004. Improvements in the growth and mix of average earning assets, coupled with net interest margin expansion, were primary contributors to this growth. Average interest earning assets increased $62.7 million or 4.8% to $1.36 billion, while average loans increased $121.3 or 12.2% to $1.11 billion.

The average interest rate spread was 3.84% in 2005, up thirteen basis points from 3.71% in 2004. The net interest margin was 4.29% in 2005, up twenty-five basis points from 4.04% in 2004. The increase in the Company’s net interest margin was a result of several factors, including changes in asset mix, a modestly asset sensitive position in a rising rate environment, offset partially by additional wholesale funding costs. The yield on average loans receivable increased forty-eight basis points in 2005, reflecting the increase in short term rates during the year, while the yield on investment securities increased nine basis points for the period. Interest expense as a percentage of average earning assets increased to 1.75%, up twenty-four basis points from 1.51% in 2004, reflecting a twenty-five basis point increase in average cost of retail deposits to 2.03%, and an increase in average total funding cost to 2.20%.

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2006, 2005 and 2004.

	2006			2005			2004
Dollars in thousands	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS
Loans receivable, net (1) (2)	$1,188,388	$84,159	7.08%	$1,113,206	$70,908	6.37%	$991,911	$58,463	5.89%
Investment securities
Taxable	165,083	7,210	4.37%	173,668	6,844	3.94%	233,429	9,160	3.92%
Tax exempt (2)	85,020	5,247	6.17%	63,029	4,069	6.46%	66,610	4,403	6.61%

Total investments	250,103	12,457	4.98%	236,697	10,913	4.61%	300,039	13,563	4.52%
Interest bearing deposits	2,681	74	2.76%	1,256	41	3.26%	416	4	0.96%
Federal funds sold	18,805	930	4.95%	12,968	464	3.58%	9,044	152	1.68%

Total interest earning assets	1,459,977	97,620	6.69%	1,364,127	82,326	6.04%	1,301,410	72,182	5.55%
Allowance for loan losses	(14,118)			(12,644)			(10,776)
Total nonearning assets	124,919			126,235			132,570

Total assets	$1,570,778			$1,477,718			$1,423,204

LIABLILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$170,204	$765	0.45%	$192,987	$807	0.42%	$195,131	$950	0.49%
Money market	170,892	3,734	2.19%	176,606	2,325	1.32%	176,386	1,649	0.94%
Savings	108,659	853	0.79%	131,420	880	0.67%	140,925	948	0.67%
Time deposits:
Less than $100,000	393,897	15,099	3.83%	364,645	11,473	3.15%	370,746	10,233	2.76%
$100,000 and more	189,353	8,045	4.25%	137,197	4,923	3.59%	121,135	4,079	3.37%

Total interest-bearing deposits	1,033,005	28,496	2.76%	1,002,855	20,408	2.03%	1,004,323	17,859	1.78%
Federal funds purchased & repurchase agreements	4,738	219	4.62%	21,189	568	2.68%	23,801	238	1.00%
Federal Home Loan Bank advances	61,612	2,834	4.60%	33,056	1,351	4.09%	12,960	801	6.18%
Subordinated debt	20,619	1,636	7.93%	20,619	1,260	6.11%	16,281	683	4.20%
Commercial paper	50,530	2,275	4.50%	7,724	255	3.30%
Other borrowings	363	22	6.06%	947	19	2.01%	10,277	47	0.46%

Total interest-bearing liabilities	1,170,867	35,482	3.03%	1,086,390	23,861	2.20%	1,067,642	19,628	1.84%
Demand deposits	239,332			249,938			224,877
Other liabilities	16,857			9,953			8,035

Total liabilities	1,427,056			1,346,281			1,300,554
Stockholders’ equity	143,722			131,437			122,650

Total liabilities and stockholders’ equity	$1,570,778			$1,477,718			$1,423,204

Net interest income (tax equivalent) (3)		$62,138			$58,465			$52,554

Average interest rate spread			3.66%			3.84%			3.71%

Interest expense as a percent of average earning assets			2.43%			1.75%			1.51%

Net interest margin			4.25%			4.29%			4.04%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.
(3)	The tax equivalent interest adjustments included in the yields presented above were $2.0, million, $1.6 million and $1.8 million for each of the three years ended December 31, 2006.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

	Years Ended December 31,
	2006 vs. 2005 Increase (Decrease) Due to changes in:			2005 vs. 2004 Increase (Decrease) Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$5,015	$8,236	$13,251	$7,451	$4,994	$12,445
Securities, taxable	(355)	721	366	(2,362)	46	(2,316)
Securities, tax-exempt	1,368	(190)	1,178	(236)	(98)	(334)
Interest-bearing deposits	40	(7)	33	17	20	37
Federal funds sold	252	214	466	86	226	312

Total Interest Earning Assets	$6,320	$8,974	$15,294	$4,956	$5,188	$10,144

Interest Expense:

Time and savings deposits:
Interest checking	$(97)	$55	$(42)	$(8)	$(135)	$(143)
Money market	(65)	1,474	1,409	2	674	676
Savings	(171)	144	(27)	(68)	—	(68)
Time deposits
Less than $100,000	1,001	2,625	3,626	(185)	1,425	1,240
$100,000 and more	2,104	1,018	3,122	566	278	844

Total time and savings deposits	2,772	5,316	8,088	307	2,242	2,549
Federal funds and repurchase agreements	(606)	257	(349)	(29)	359	330
Federal Home Loan Bank advances	1,296	187	1,483	874	(324)	550
Subordinated debt	—	376	376	215	362	577
Commercial paper	1,896	124	2,020	255	—	255
Other borrowings	(17)	20	3	(73)	45	(28)

Total Interest Bearing Liabilities	5,341	6,280	11,621	1,549	2,684	4,233

Net Interest Income	$979	$2,694	$3,673	$3,407	$2,504	$5,911

NONINTEREST INCOME

2006 Compared to 2005

Noninterest income increased to $15.5 million in 2006, an increase of $42 thousand or .3% compared to 2005. The 2006 results include a loss of $196 thousand on sale of securities available for sale. Included in the 2005 results were net gains on sales of securities available for sale of $296 thousand and a net gain of $421 thousand in connection with the sale of two branches located in Tazewell County. Retail banking fees increased to $7.0 million, an increase of $28 thousand or .4% from 2005. Increases in fees associated with new account generation and debit card activity were offset by decreases in the volume of overdrafts.

Gains on sales of mortgage loans from mortgage banking activities decreased to $2.9 million, a decrease of $222 thousand or 7.2%. Due to the higher mortgage rates and a cooling of real estate markets during 2006, the Company experienced a decline in mortgage originations in both purchase money and refinance mortgages when compared to the robust levels noted during 2005. VFG originated $134.1 million and sold $138.6 million of secondary mortgage loans during 2006, compared to $176.5 million originated and $176.1 million sold in 2005.

Commissions and fees from fiduciary and brokerage activities associated with our trust and wealth management activities increased to $3.9 million for 2006, an increase of $187 thousand or 5.1% over 2005. At December 31, 2006, VFG’s trust affiliate had assets under management and brokerage assets of $597 million, compared to $511 million at December 31, 2005.

Other operating income increased to $1.7 million in 2006 an increase of $587 thousand or 55.1% compared to 2005. The largest contributors to this increase were a $489 thousand in commission revenue generated by Virginia Financial Title Agency (VFTA) which opened during 2006 and $231 thousand of income related to bank owned life insurance (BOLI) offset by minor decreases in commissions from the sale of other banking products. Income produced by VFTA is aggregated into the income generated by our subsidiary banks and is considered an operating entity, but not a separate reporting entity or segment.

2005 Compared to 2004

Noninterest income increased to $15.4 million in 2005, an increase of $899 thousand or 6.2% compared to 2004. Retail banking fees decreased to $7.0 million, a decrease of $568 thousand or 7.6% from 2004. Decreased fees associated with overdraft charges accounted for most of this decrease.

Gains on sales of mortgage loans from mortgage banking activities increased to $3.1 million, an increase of $627 thousand or 25.4%. The Company experienced higher levels of mortgage originations in both purchase money and refinance mortgages during 2005. VFG originated $176.5 million and sold $176.1 million of secondary mortgage loans during 2005, compared to $148.2 million originated and $150.1 million sold in 2004.

Commissions and fees from fiduciary and brokerage activities associated with our trust and wealth management activities increased to $3.7 million for 2005, an increase of $210 thousand or 6.1% over 2004. At December 31, 2005, VFG’s trust affiliate had assets under management and brokerage assets of $511 million, compared to $515 million at December 31, 2004.

The Company realized a gain of $421 thousand during 2005 in conjunction with the sale of two branches located in Tazewell County, Virginia. The Company also realized a gain on sale of securities during 2005 of $296 thousand.

Other operating income amounted to $1.1 million in 2005, essentially flat with 2004.

NONINTEREST EXPENSE

The following table presents the components of noninterest expense and the variance or percentage change:

	2006 vs. 2005			2005 vs. 2004
In thousands)	2006	2005	%	2005	2004	%
Compensation and employee benefits	$26,607	$25,284	5.2%	$25,284	$22,669	11.5%
Net occupancy expense	3,147	2,888	9.0%	2,888	2,721	6.1%
Supplies and equipment expenses	4,141	4,056	2.1%	4,056	4,333	-6.4%
Amortization—intangible assets	578	643	-10.1%	643	694	-7.3%
Marketing	1,214	887	36.9%	887	636	39.5%
State franchise taxes	973	870	11.8%	870	599	45.2%
Data processing	1,389	1,389	0.0%	1,389	1,464	-5.1%
Professional fees	823	804	2.4%	804	922	-12.8%
Telecommunications	1,006	1,017	-1.1%	1,017	1,055	-3.6%
Other operating expense	7,040	5,864	20.1%	5,864	5,923	-1.0%

	$46,918	$43,702	7.4%	$43,702	$41,016	6.5%

Noninterest expenses increased to $46.9 million in 2006, an increase of $3.2 million or 7.4% over 2005. This increase was mainly attributable to the following factors:

•	Additional operating, compensation and occupancy costs arising from the opening of four additional full-service branches.

•	Compensation and benefits associated with merit increases and additional costs associated with employee benefit costs, particularly health and welfare plans.

•	Costs associated with marketing and branding initiatives.

•	Expenses related to strategic initiatives within our secondary mortgage division.

•	Increase in bank franchise taxes associated with increased capital levels coupled with decreased qualifying securities deductions.

Noninterest expenses increased to $43.7 million in 2005, an increase of $2.7 million or 6.5% over 2004. This increase was mainly attributable to the following factors:

•	Compensation and benefits associated with merit increases and additional costs associated with employee benefit costs, particularly health and welfare plans.

•	Compensation and benefits associated with a $1.7 million increase in incentive accruals.

•	Costs associated with marketing and branding initiatives.

•	General decreases in operational costs (data processing, professional fees, telecommunications) associated with improved operating efficiency and sale of Tazewell branches.

•	Increase in bank franchise taxes associated with increased capital levels coupled with decreased qualifying securities deductions.

INCOME TAXES

For the year ended December 31, 2006, income taxes were $8.5 million, resulting in an effective tax rate of 30.2% compared to $8.4 million or 31.4% in 2005 and $6.6 million or 30.2% in 2004. The decrease in the effective tax rate for 2006 as compared to 2005 can be attributed to the tax free income generated by the investment in bank owned life insurance and investments in tax credits. The decrease in the effective tax rate for 2005 as compared to 2004 can be attributed to a higher proportion of earnings from tax-exempt assets, such as obligations of states and political subdivisions during those years.

ASSET QUALITY

The allowance for loan losses represents an estimate, in management’s judgment, of the amount needed to absorb losses incurred through the reporting date on existing loans in the portfolio. The following table represents VFG’s activity in its allowance for loan losses:

	December 31,
(In thousands)	2006	2005	2004	2003	2002
Allowance for loan losses, January 1	$13,581	$11,706	$9,743	$9,180	$8,266
Loans Charged Off:
Real estate—construction	—	—	48	—	6
Real estate—mortgage	30	55	82	180	200
Non-farm, Non-residential	—	38	30	—	—
Commercial, financial and agricultural	88	41	124	191	330
Consumer loans	284	318	518	585	427
All other loans	—	—	—	—	—

Total Loans Charged Off	402	452	802	956	963

Recoveries
Real estate—construction	—	48	—	—	—
Real estate—mortgage	24	4	4	1	89
Non-farm, Non-residential	—	23	—	—	—
Commercial, financial and agricultural	83	50	83	11	14
Consumer loans	464	190	144	217	172
All other loans	—	—	—	—	—

Total Recoveries	571	315	231	229	275

Net (Recoveries) Charge-offs	(169)	137	571	727	688
Provision for Loan Losses	750	2,012	2,534	1,290	1,602

Allowance for loan losses, December 31	$14,500	$13,581	$11,706	$9,743	$9,180

Ratio of allowance for loan losses to total loans outstanding at end of year	1.19%	1.19%	1.10%	1.06%	1.31%

Ratio of net charge offs (recoveries) to average loans outstanding during the year	(0.01)%	0.01%	0.06%	0.09%	0.10%

The balance of the allowance for loan losses was $14.5 million as of December 31, 2006, compared to $13.6 million and $11.7 million as of December 31, 2005 and 2004, respectively. The allowance for loan losses was 1.19% of outstanding loans as of both December 31, 2006, and 2005 and 1.10% as of December 31, 2004. The allowance as a percentage of loans during 2006 and 2005 remained consistent and increased when compared to 2004 due to the following:

•

An increase in commercial real estate concentration over the last several years. Including multifamily, nonresidential and junior liens, commercial real estate loans which remained stable in 2006 and grew $85.7 million in 2005, representing growth of and 16.9%.

•

A real estate market that remains soft. Commercial real estate activity experienced a significant decline in our markets during the second half of 2006. The number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability and new mortgage originations indicate that a general cyclical decline in the residential real estate market is occurring as well.

•

The growing popularity of non-traditional mortgage products. While the Company’s affiliate banks do not originate non-traditional mortgages within their own portfolios, we do have the risk associated with borrowers who have them. The allowance analysis has considered this and other factors in the determination of soft factors.

Net (recoveries) charge-offs were ($169 thousand) during 2006, compared to $137 thousand during 2005 and $571 thousand during 2004. The percentage of net (recoveries) charge-offs to average loans was (0.01%) for 2006, 0.01% for 2005, and 0.06% for 2004, reflecting a slightly improved level of (recovery) charge-off experience.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31,
(In thousands)	2006	2005	2004	2003	2002
Allocation of allowance for possible loan losses, end of year
Real estate—construction	$2,426	$923	$684	$567	$319
Real estate—mortgage	7,519	6,498	7,702	5,425	4,759
Commercial, financial and agricultural	3,435	3,314	982	408	2,603
Consumer Loans	595	930	839	639	710
All Other Loans	17	53	51	50	47
Unallocated	508	1,863	1,448	2,654	742
Off balance sheet items	—	—	—	—	—

Total allowance for loan losses	$14,500	$13,581	$11,706	$9,743	$9,180

Ratio of loans to total year-end loans
Real estate—construction	16.30%	10.15%	11.02%	10.22%	8.13%
Real estate—mortgage	71.82%	79.13%	76.44%	75.63%	73.61%
Commercial, financial and agricultural	8.61%	6.84%	8.03%	8.24%	9.14%
Consumer Loans	2.71%	3.58%	4.18%	5.43%	7.80%
All Other Loans	0.56%	0.31%	0.32%	0.47%	1.32%

	100.00%	100.00%	100.00%	100.00%	100.00%

The increase in the allocation to the real estate – construction category mirrors the growth noted in this category of the loan portfolio during 2006. It now represents 16.3% of total loans compared to 10.2% of total loans in 2005. The largest allowance allocation is to the real estate-mortgage loan portfolio, which represents approximately 51.9% of the allowance balance at December 31, 2006. The increase in 2004 was primarily the result of commercial real estate loan growth, which normally carries a higher risk rating and allowance allocation than 1-4 family mortgages. The real estate – mortgage category represented 76.4% of total loans outstanding at year end, of which approximately 55% represented a non-homogeneous portfolio consisting of loans collateralized by commercial real estate.

The following table presents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2006	2005	2004	2003	2002
Non-accrual loans
Real Estate Construction	$60	$—	$—	$132	$42
Real Estate Mortgage	1,934	1,203	2,289	2,276	853
Commercial, Financial and Agricultural	544	288	59	84	19
Consumer Loans	461	113	204	185	26
Unallocated	—	—	—	—	—
Off balance sheet items	—	—	—	—	—
Troubled debt restructurings	—	154	1,451	4,525	6,547
Other property owned	38	75	5	136	577

Total non-performing assets	$3,037	$1,833	$4,008	$7,338	$8,064

Loans past due 90 days accruing interest	$—	$—	$—	$25	$104

Nonperforming assets to total assets	0.19%	0.12%	0.28%	0.53%	0.72%

Non-performing assets to year-end loans and other property owned	0.25%	0.16%	0.38%	0.80%	1.15%

If interest on nonaccrual loans and troubled debt restructurings had been accrued, such income would have approximated $181 thousand, $91 thousand $118, $108 thousand and $37 thousand for each of the five years ended December 31, 2006, respectively.

Non-performing assets consist of VFG’s non-accrual loans, troubled-debt restructurings, and other property owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans which are carried on non-accrual status, interest is recognized on a cash basis. At December 31, 2006, total non-performing assets totaled $3.0 million, an increase of $1.2 million from 2005. For 2005, total nonperforming assets were $1.8 million, a decrease of $2.2 million from 2004. The increase in 2006 is attributed to sever al small relationships that are well collateralized. The decrease in 2005 is attributable to a reduction in restructured loans of $1.3 million. All remaining restructured loans are performing as agreed and, in the opinion of management, are adequately reserved. Non-accrual loans consist of predominately all single-family mortgage loans that are well collateralized.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the carrying values of investment securities:

(Dollars in thousands)	2006		2005		2004
	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
U. S. Treasury	$—	$—	$2,505	$—	$7,196	$—
U. S. Government agencies	110,078	—	85,017	—	116,938	—
State and municipals	98,135	3,328	81,836	4,287	71,816	5,849
Corporate bonds	2,506	—	6,062	—	9,317	—
Collateralized mortgage obligations	1,183	—	3,270	—	4,459	—
Mortgage backed securities	45,345	—	55,821	—	68,880	—
Equity securities	3,511	—	1,659	—	1,565	—
Other	55	—	575	—	836	—

Total investment securities	$260,813	$3,328	$236,745	$4,287	$281,007	$5,849

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2006 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. VFG attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

(Dollars in thousands)	Book Value	Market Value	Weighted Average Maturity	Weighted Average TE Yield
Federal Agencies
Within one year	$54,375	$54,177	.45 years	4.67%
After one year to five years	56,537	55,901	2.48 years	4.29%

Total	110,912	110,078	1.49 years	4.48%

Collateralized Mortgage Obligations
After ten years	$1,210	$1,183	23.32 years	3.98%

Total	1,210	1,183	23.32 years	3.98%

Mortgage Backed Securities
After one year to five years	$9,003	$8,791	3.35 years	4.09%
After five years to ten years	32,121	31,241	6.80 years	4.16%
After ten years	5,283	5,313	19.92 years	5.64%

Total	46,407	45,345	7.62 years	4.32%

State and Municipals
Within one year	$3,315	$3,310	.52 years	5.57%
After one year to five years	39,651	39,950	3.26 years	6.01%
After five years to ten years	42,249	42,361	7.31 years	5.68%
After ten years	12,190	12,514	12.48 years	6.54%

Total	97,405	98,135	6.08 years	5.92%

Corporate Bonds
Within one year	$1,003	$1,004	.29 years	6.16%
After one year to five years	1,500	1,502	2.07 years	5.27%

Total	2,503	2,506	1.36 years	5.62%

Total Fixed Income Securities
Within one year	$58,693	$58,491	.46 years	4.75%
After one year to five years	106,691	106,144	2.84 years	4.93%
After five years to ten years	74,370	73,602	7.09 years	5.02%
After ten years	18,683	19,010	15.28 years	6.12%

Total	258,437	257,247	4.42 years	5.00%

Equity Securities	2,929	3,511
Other Securities	55	55

Total Securities	$261,421	$260,813

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders’ equity.

Loan Portfolio

At December 31, 2006, loans, net of unearned income and the allowance for loan losses, totaled $1.20 billion, an increase of $73.6 million or 6.5% from $1.13 billion in 2005. The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, amounted to $577.2 million at December 31, 2006 and represents 47.4% of the total portfolio. At December 31, 2006, off balance sheet unused loan commitments and standby letters of credit amounted to $386.2 million, compared to $413.9 million at December 31, 2005. These commitments may be secured or unsecured. On December 31, 2006, VFG had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

	December 31,
(In thousands)	2006	2005	2004	2003	2002
Real estate—construction	$198,400	$115,944	$116,888	$94,372	$57,032
Real estate—mortgage	873,911	904,115	811,197	698,107	516,512
Commercial, financial and agricultural	104,709	78,110	85,256	76,075	64,146
Consumer loans	33,030	40,876	44,379	50,163	54,738
All other loans	6,768	3,486	3,448	4,353	9,233

Total loans before deduction of unearned income	1,216,818	1,142,531	1,061,168	923,070	701,661
Plus: Deferred Costs (Fees)	814	545	407	(381)	(682)

Total loans before allowance for loan losses	1,217,632	1,143,076	1,061,575	922,689	700,979
Less: allowance for loan losses	(14,500)	(13,581)	(11,706)	(9,743)	(9,180)

Net loans	$1,203,132	$1,129,495	$1,049,869	$912,946	$691,799

The following tables set forth the contractual maturity of the loan portfolio as of December 31, 2006:

(In thousands)	One year or less	After one but less than five years	After five years	Total
Real estate—construction	$124,549	$50,151	$23,700	$198,400
Real estate—mortgage	113,419	176,979	583,513	873,911
Commercial, financial and agricultural	59,075	30,128	15,506	104,709
Consumer loans	5,458	19,963	7,609	33,030
All other loans	152	381	6,235	6,768

Total loans (1)	$302,653	$277,602	$636,563	$1,216,818

(1) Excluding loans held for sale and before deduction of unearned income.

For maturities over one year:
Fixed rates		$256,714	$283,586	$540,300
Variable rates		20,888	352,977	373,865

Total		$277,602	$636,563	$914,165

Deposits

Deposits at December 31, 2006 amounted to $1.32 billion, an increase of $62.8 million or 5.0% from $1.26 billion in 2005. For 2006, demand and savings deposits decreased by $31.2 million, and time deposits increased $94.0 million, with $12.8 million of the increase coming from brokered CD deposits. For 2005, demand and savings deposits decreased by $22.8 million, while time deposits increased $21.2 million. The overall cost of deposit funds increased to 2.76% in 2006, compared to 2.03% in 2005 and 1.78% in 2004, reflecting higher rate environments in both 2006 and 2005.

The following table illustrates average outstanding deposits and rates paid:

	2006		2005		2004
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$239,332	—	$249,938	—	$224,877	—

Interest-bearing deposits:
Interest checking	170,204	0.45%	192,987	0.42%	195,131	0.49%
Money market	170,892	2.19%	176,606	1.32%	176,386	0.94%
Savings	108,659	0.79%	131,420	0.67%	140,925	0.67%
Time deposits:
Less than $100,000	393,897	3.83%	364,645	3.15%	370,746	2.76%
$100,000 and more	189,353	4.25%	137,197	3.59%	121,135	3.37%
Total interest-bearing deposits	1,033,005	2.76%	1,002,855	2.03%	1,004,323	1.78%

Total average deposits	$1,272,337		$1,252,793		$1,229,200

Maturities of time deposits of $100,000 and over:

(In thousands)
At December 31, 2006
Within three months	$31,184
Three to six months	36,277
Six to twelve months	87,539
Over twelve months	49,580

$204,580

Borrowings

In 2006 the Company concentrated on promoting the commercial paper product to large commercial customers and consequently reduced securities sold under agreements to repurchase by $15.9 million from December 31, 2005, to December 31, 2006. The increase in commercial paper of $34.2 million or 139.5%, during 2006 not only eliminated the reliance on securities sold under agreements to repurchase, but in combination with a $25 million net increase in Federal Home Loan Bank borrowings, also provided a funding source for balance sheet growth throughout the current year.

The following table shows certain information regarding the Company’s commercial paper:

	At or for the year ending December 31,
	2006	2005
Commercial paper:
Average balance outstanding	$50,530	$7,724
Maximum amount outstanding at any month-end during the period	68,784	24,480
Balance outstanding at end of period	58,632	24,480
Average interest rate during the period	4.50%	3.30%
Weighted average interest rate at end of period	4.82%	3.39%

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

The primary source of additional capital to VFG is earnings retention, which represents net income less dividends declared. During 2006 VFG retained $12.9 million, or 66.0% of its net income. Stockholders’ equity increased by $14.5 million, reflecting comprehensive income of $1.3 million related primarily to unrealized gains on securities available-for-sale during the period.

VFG and its banking affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on VFG and the affiliate banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, VFG and its banking affiliates must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require VFG and its banking affiliates to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of December 31, 2006, and 2005 VFG and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events since the notification that management believes have changed the subsidiary banks’ category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and VFG’s overall financial condition. VFG’s bank affiliates have available a combined $247 million line of credit with the Federal Home Loan Bank of Atlanta, unused lines of credit totaling $92.4 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the parent Company also represents an important aspect of liquidity management. The parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, loan and deposit operations, information technology, human resources, audit, compliance and credit administration functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, nonrated commercial paper issued by the Company, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. During 2006, the banking subsidiaries and the non-bank subsidiary paid $13.0 million in management fees and transferred $12.5 million dividends to VFG. As of January 1, 2007, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the VFG without prior regulatory approval totaled $42.1 million or 27.9% of the consolidated net assets. The parent Company generated approximately $8.5 million in cash flow from operating activities in 2006. It paid dividends to stockholders of $6.6 million, invested $600 thousand in fixed assets and borrowed $34.2 million under its commercial paper program which it invested in short term investment instruments.

Contractual Obligations

The impact of our contractual obligations as of December 31, 2006 on liquidity and cash flow in future periods is as follows:

Contractual Obligations	Total	Payments Due by Period
(In thousands)		One year or less	1-3 years	3-5 years	More than 5 years
Certificates of Deposit	$614,796	$428,845	$143,791	$42,122	$38
Subordinated Debt	20,619	—	—	—	20,619
FHLB Borrowings	65,000	10,000	25,000	10,000	20,000
Operating Leases	3,407	606	880	371	1,550

Total	$703,822	$439,451	$169,671	$52,493	$42,207

Other Commitments	Total	Commitment Expiration by Period
(In thousands)		One year or less	1-3 years	3-5 years	More than 5 years
Commitments to extend credit	$370,575	$227,321	$35,671	$12,135	$95,448
Standby letters of credit	15,635	12,906	2,729	—	—
Mortgage loans sold with potential recourse	50,648	50,648	—	—	—

	$436,858	$290,875	$38,400	$12,135	$95,448

In the judgment of management, VFG maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company has not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. VFG does have significant commitments to fund loans in the ordinary course of business.

At December 31, 2006 and 2005 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2006	2005
Commitments to extend credit	$370,575	$397,341
Standby letters of credit	15,634	16,602
Mortgage loans sold with potential recourse	50,648	53,776

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. The Company, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2006, the Company originated $134 million and sold $139 million to investors, compared to $177 million originated and $176 million sold in 2005. Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months. The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2006, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $10.8 million and loans held for sale of $7.6 million. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $18.4 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB Issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments” which is effective for fiscal years beginning after September 15, 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

The Company does not expect the adoption of Statement 155 at the beginning of 2007 to have a material impact on the consolidated financial statements.

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

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (as amended)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Because the Company is not aware of any material uncertain tax positions, it does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Because the Company is not aware of any material misstatement, it does not expect the adoption of SAB 108 to have a material impact on the consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. VFG’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, VFG derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, investments, etc.) at various terms and rates. This risk is further discussed below.

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

The primary objective of VFG’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a level tolerable to the board of directors.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. VFG primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, VFG does not use off-balance sheet instruments to hedge against interest rate risk. The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors of the Company and bank subsidiaries. VFG uses simulation analysis to assess earnings at risk and Economic Value of Equity analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of VFG’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of VFG’s interest rate risk position over time.

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

The simulation analysis results are presented in the table below. These results, as of December 31, 2006, indicate that VFG would expect net interest income to decrease over the next twelve months by 1.1% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 3.8% if rates shifted downward in the same manner. This profile reflects a moderate interest rate risk position and is well within the guidelines set by policy.

1-Year Net Interest Income Simulation (In Thousands)
-200 bp shock	$(2,168)	-3.76%
+200 bp shock	$(606)	-1.05%

Economic Value of Equity

The Economic Value of Equity (EVE) analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in EVE in various rate scenarios is an indication of the longer term repricing risk and options embedded in the balance sheet.

The EVE analysis results are presented in the table below. These results as of December 31, 2006 indicate that the EVE would increase 0.6% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 8.0% if rates shifted downward in the same manner. The risk position of VFG is within the guidelines set by policy.

Static Economic Value of Equity Change (In Thousands)
-200 bp shock	$(17,565)	-8.02%
+200 bp shock	$1,362	0.62%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of

Virginia Financial Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Virginia Financial Group, Inc. (a Virginia Corporation) and subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Financial Group at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, to the financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R) on January 1, 2006, Share-Based Payments (SFAS 123R) in 2006. Also, as discussed in Note 14, to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, An amendment of FASB Statements No. 87, 88, 106 and 132(R) at December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Virginia Financial Group’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

GRANT THORNTON LLP

Raleigh, North Carolina

March 2, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Virginia Financial Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Virginia Financial Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 16, 2006

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in Thousands)

	2006	2005
Assets
Cash and due from banks	$48,747	$33,681
Federal funds sold	8,590	9,103
Interest-bearing deposits in banks	298	5,232

Cash and cash equivalents	57,635	48,016
Investment securities (fair value: 2006, $264,152; 2005, $ 241,139)	264,141	241,032
Mortgage loans held for sale	7,640	9,223
Loans receivable, net of allowance for loan losses, 2006, $14,500; 2005, $ 13,581)	1,203,132	1,129,495
Premises and equipment, net	35,853	33,675
Accrued interest receivable	8,197	6,583
Deferred income tax asset	5,446	5,944
Core deposit intangibles, net	3,871	4,449
Goodwill	13,896	13,896
Bank owned life insurance	10,231	—
Other assets	15,947	12,871

Total assets	$1,625,989	$1,505,184

Liabilities
Deposits:
Noninterest-bearing	$239,672	$249,775
Interest-bearing	1,078,609	1,005,734

Total deposits	1,318,281	1,255,509
Federal funds purchased and securities sold under agreements to repurchase	—	15,890
Federal Home Loan Bank advances	65,000	40,000
Subordinated debt	20,619	20,619
Commercial paper	58,632	24,480
Other borrowings	561	842
Accrued interest payable	4,274	2,515
Other liabilities	7,970	9,224

Total liabilities	1,475,337	1,369,079

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock; $ 1 par value; 25,000,000 shares authorized; 2006: 10,784,303 shares issued and outstanding; 2005: 10,759,101 shares issued and outstanding;	10,784	10,759
Additional paid-in capital	33,970	33,298
Retained earnings	106,924	94,061
Accumulated other comprehensive loss, net	(1,026)	(2,013)

Total stockholders' equity	150,652	136,105

Total liabilities and stockholders' equity	$1,625,989	$1,505,184

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2006

(Dollars in Thousands, except per share data)

	2006	2005	2004
Interest Income
Loans, including fees	$84,003	$70,712	$58,232
Federal funds sold and deposits in other banks	1,004	505	156
Investment securities
Taxable	6,724	6,447	8,770
Tax-exempt	3,410	2,645	2,854
Dividends	486	397	390

Total interest income	95,627	80,706	70,402

Interest Expense
Deposits	28,496	20,408	17,859
Federal funds repurchased and securities sold under agreements to repurchase	219	568	238
Federal Home Loan Bank advances	2,834	1,351	801
Subordinated debt	1,636	1,260	683
Commerical paper	2,275	255	—
Other borrowings	22	19	47

Total interest expense	35,482	23,861	19,628

Net interest income	60,145	56,845	50,774
Provision for loan losses	750	2,012	2,534

Net interest income after provision for loan losses	59,395	54,833	48,240

Noninterest Income
Retail banking fees	6,982	6,954	7,522
Commissions and fees from fiduciary activities	3,108	2,954	2,804
Brokerage fee income	756	723	663
Gains (losses) on sale of premises and equipment	274	(61)	6
Gains (losses) on securities available for sale	(196)	296	3
Gains (losses) on sale of foreclosed assets	40	—	(20)
Gain on sale of branches	—	421	—
Mortgage banking-related fees	2,869	3,091	2,464
Income from bank owned life insurance	231	—	—
Other operating income	1,421	1,065	1,102

Total noninterest income	$15,485	$15,443	$14,544

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (continued)

For the Three Years Ended December 31, 2006

(Dollars in Thousands, except per share data)

	2006	2005	2004
Non-interest Expense
Compensation and employee benefits	$26,607	$25,284	$22,669
Net occupancy	3,147	2,888	2,721
Supplies and equipment	4,141	4,056	4,333
Amortization-intangible assets	578	643	694
Marketing	1,214	887	636
State franchise taxes	973	870	599
Data processing	1,389	1,389	1,464
Professional fees	823	804	922
Telecommunications	1,006	1,017	1,055
Other operating expenses	7,040	5,864	5,923

Total noninterest expense	$46,918	$43,702	$41,016

Income before income taxes	$27,962	$26,574	$21,768
Income tax expense	8,465	8,358	6,565

Net income	$19,497	$18,216	$15,203

Earnings per share, basic	$1.81	$1.69	$1.42

Earnings per share, diluted	$1.80	$1.68	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2006

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total
Balance, December 31, 2003	$10,729	$32,613	$72,255	$4,233		$119,830
Comprehensive income:
Net income			15,203		$15,203	15,203
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,217)	—	—	—	—	(2,261)	—
Reclassification adjustment (net of tax, $1)	—	—	—	—	(2)	—
Minimum pension liability adjustment (net of tax of $178)	—	—	—	—	(331)	—

Other comprehensive loss	—	—	—	(2,594)	(2,594)	(2,594)

Total comprehensive income	—	—	—	—	$12,609	—

Cash dividends ($.52 per share)	—	—	(5,589)	—		(5,589)
Stock-based compensation expense (10,287 shares)	10	191	—	—		201
Exercise of stock options (2,634 shares)	3	35	—	—		38

Balance, December 31, 2004	$10,742	$32,839	$81,869	$1,639		$127,089
Comprehensive income:
Net income			18,216		$18,216	18,216
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,816)	—	—	—	—	(3,373)	—
Reclassification adjustment (net of tax, $104)	—	—	—	—	(192)	—
Minimum pension liability adjustment (net of tax of $47)	—	—	—	—	(87)	—

Other comprehensive loss	—	—	—	(3,652)	(3,652)	(3,652)

Total comprehensive income	—	—	—	—	$14,564	—

Cash dividends ($.56 per share)	—	—	(6,024)	—		(6,024)
Stock-based compensation expense (6,352 shares)	6	326	—	—		332
Exercise of stock options (10,500 shares)	11	133	—	—		144

Balance, December 31, 2005	$10,759	$33,298	$94,061	$(2,013)		$136,105
Comprehensive income:
Net income			19,497		$19,497	19,497
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $714)	—	—	—	—	1,326	—
Reclassification adjustment (net of tax, $69)	—	—	—	—	(127)	—

Other comprehensive income	—	—	—	1,199	1,199	1,199

Total comprehensive income	—	—	—	—	$20,696	—

Adjustment to initially apply FASB Statement No. 158 (net of tax of $114)				(212)		(212)
Cash dividends ($.61 per share)	—	—	(6,634)	—		(6,634)
Stock-based compensation expense (9,979 shares)	10	410	—	—		420
Exercise of stock options (15,223 shares)	15	262	—	—		277

Balance, December 31, 2006	$10,784	$33,970	$106,924	$(1,026)		$150,652

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2006

(Dollars in Thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$19,497	$18,216	$15,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,856	2,965	3,066
Amortization of intangible assets	578	643	694
Provision for loan losses	750	2,012	2,534
Impairment of foreclosed assets	—	15	61
Deferred tax benefit	(34)	(851)	(918)
Employee benefit plan expense	264	265	212
Stock-based compensation expense	420	332	201
(Gain) loss on foreclosed assets	(40)	—	20
(Gain) loss on sale of premises and equipment	(274)	61	(6)
Loss (gain) on sale of securities available for sale	196	(296)	(3)
Gain on sale of mortgage loans	(2,869)	(3,091)	(2,464)
Gain on sale of branches	—	(421)	—
Proceeds from sale of mortgage loans	138,568	176,088	150,094
Origination of mortgage loans for sale	(134,116)	(176,505)	(148,171)
Amortization of securities premiums and accretion of discounts, net	12	525	719
Income on bank owned life insurance	(231)	—	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,614)	(899)	198
(Increase) decrease in other assets	(1,623)	587	226
Increase (decrease) in accrued interest payable	1,759	434	(103)
(Decrease) increase in other liabilities	(1,844)	2,421	(611)

Net cash provided by operating activities	$22,255	$22,501	$20,952

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$60,826	$83,056	$86,361
Proceeds from sales and calls of securities available for sale	30,684	4,116	36,536
Purchase of securities available for sale	(114,472)	(49,056)	(54,954)
Net increase in loans	(74,510)	(90,729)	(140,713)
Proceeds from sale of premises and equipment	6,000	46	3
Purchase of premises and equipment	(10,760)	(9,200)	(3,616)
Proceeds from sale of foreclosed assets	200	50	906
Purchase of Bank Owned Life Insurance	(10,000)	—
Cash paid in branch sales, net	—	(11,742)	—

Net cash used in investing activities	$(112,032)	$(73,459)	$(75,477)

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the Three Years Ended December 31, 2006

(Dollars in Thousands)

	2006	2005	2004
Cash Flows from Financing Activities
Net (decrease) increase in demand, money market and savings deposits	$(31,243)	$(8,374)	$31,005
Net increase in certificates of deposit	94,015	28,720	15,385
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(15,890)	(5,265)	(12,000)
Issuance of subordinated debt	—	—	20,619
Proceeds from Federal Home Loan Bank advances	81,000	35,000	5,000
Principal payments on Federal Home Loan Bank advances	(56,000)	(9,060)	(80)
Net increase in commercial paper	34,152	24,780	—
Net decrease in other borrowings	(281)	(273)	(5,711)
Proceeds from exercise of stock options	277	144	38
Cash dividends paid	(6,634)	(6,024)	(5,589)

Net cash provided by financing activities	$99,396	$59,648	$48,667

Increase (decrease) in cash and cash equivalents	$9,619	$8,690	$(5,858)

Cash and Cash Equivalents
Beginning	48,016	39,326	45,178

Ending	$57,635	$48,016	$39,320

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$33,723	$24,256	$19,731

Income taxes	$8,914	$9,151	$7,525

Supplemental Schedule of Noncash Investing Activities
Foreclosed assets acquired in settlement of loans	$123	$135	$39

Unrealized gain (loss) on securities available for sale	$1,845	$(5,485)	$(3,481)

Stock based compensation expense	$420	$332	$201

Minimum pension liability adjustment	$211	$(134)	$(509)

Adjustment to initially apply FASB Statement No. 158	$(537)	$—	$—

Details of Disposition of branches
Fair value of assets sold	$—	$(9,643)	$—
Fair value of liabilities transferred	—	22,040	—
Write-off of core deposit intangibles	—	(465)	—
Write-off of goodwill	—	(138)	—
Write-off of loan premium	—	(115)	—
Transactions costs	—	(165)	—

Cash paid	$—	$11,514	$—
Less cash transferred	—	228	—

Net cash paid for sale	$—	$11,742	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 1. Significant Accounting Policies

Nature of Operations and Consolidation

Virginia Financial Group, Inc. (the “Company”) is a Virginia multi-bank holding Company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Virginia Heartland Bank and its subsidiary, Virginia Heartland Service Corporation; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company and VFG Limited Liability Trust. VFG, through its affiliates, also owns a 70% interest in VFG Title, LLC. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investment in VFG Limited Liability Trust by the parent company, Virginia Financial Group, Inc., which approximated $619,000 at December 31, 2006. The subordinated debt to the trust is reflected as a liability on the Company’s balance sheet.

VFG combined Virginia Heartland Bank (Fredericksburg) into its Second Bank & Trust (Culpeper) affiliate on February 16, 2007. The two banks are geographically contiguous, share increasingly similar market dynamics and offer the opportunity to create efficiencies and management depth.

The Company, through its member banks, provides a full array of banking services through forty-one retail offices in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, commercial and consumer loans. The Company also provides a network of automated transaction locations, phone banking and a transactional internet banking product. Virginia Commonwealth Trust Company provides comprehensive wealth management, financial and estate-planning services through each of it’s community banks.

Risks and Uncertainties

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, securities and the valuation of real estate held by the Company.

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2006, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examinations.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. The following is a description of the more significant of those policies and practices.

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

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The initial classification of securities is determined at the date of purchase.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company, through its banking subsidiaries, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution. These equity securities are restricted from trading and are recorded in other assets at a cost of $8.1 million and $6.6 million at December 31, 2006 and 2005, respectively. These are considered cost basis securities.

Loans

The Company, through its banking subsidiaries, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. These amounts are generally being amortized over the contractual life of the loan.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan balances are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

The Company accounts for the transfer of financial assets in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments.

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Company accounts for impairment of long lived assets in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. The standard requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale. The Company had no impaired long lived assets at December 31, 2006 and 2005.

Bank Owned Life Insurance (BOLI)

The Company has purchased bank owned life insurance. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The proceeds are used to help defray employee benefit costs. The Company is the owner and beneficiary of the policies. The Company originally invested $10.0 million in BOLI in 2006. BOLI is recorded on the consolidated balance sheets at its cash surrender value and changes in the cash surrender value are recorded in noninterest income. BOLI income is tax-exempt.

Goodwill and Intangible Assets

Goodwill and identified intangible assets with indefinite lives are not subject to amortization. They are subject to an annual assessment for impairment, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure impairment. Based on the results of these tests, the Company concluded that none of its recorded goodwill was impaired.

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized and amortized over their useful life if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets associated with branch acquisition transactions continue to be amortized over the estimated useful life of the deposits. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $578 thousand in 2006, $643 thousand in 2005 and $694 thousand in 2004.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Retirement Plans

The Company has a noncontributory, defined benefit pension plan covering certain of its employees meeting certain age and service requirements. The plan has not been offered to new employees after June, 2002. The Company’s funding policy is to make the maximum contribution permitted by the Employee Retirement Income Security Act. In 2006, the Company adopted Statement No. 158, (“SFAS No. 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. The liability recognized in the current year’s balance sheet was $401 thousand and is included in other liabilities in the accompanying consolidated balance sheets.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Company also has a contribution retirement plan which covers the majority of its full-time salaried employees for all years presented. Contributions are at the discretion of the Board of Directors.

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally five years. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

During 2005 and 2004, the Company applied the intrinsic value method prescribed in APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2005	2004
Net income, as reported	$18,216	$15,203
Additional expense had the Corporation adopted SFAS No. 123	(220)	(73)

Pro forma net income	$17,996	$15,130

Earnings per share:
Basic—as reported	$1.69	$1.42

Basic—pro forma	$1.68	$1.41

Diluted—as reported	$1.68	$1.41

Diluted—pro forma	$1.66	$1.40

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2006	2005	2004
Dividend yield	2.4%	2.4%	2.4%
Expected life	6.5 yrs	10 yrs	10 yrs
Expected volatility	28.1%	26.6%	30.4%
Risk-free interest rate	4.6%	4.2%	4.4%

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury method.

Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders. It is based on the stock’s fair market value on each dividend record date, and allows for voluntary contributions to purchase stock.

Trust Assets and Revenue

Securities and other property held by the Virginia Commonwealth Trust Company in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements. Operating revenues and expenses of the Trust Company are included under their respective captions in the accompanying consolidated financial statements of income and are recorded on the accrual basis.

Foreclosed Assets

Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $1.2 million, $887 thousand, and $636 thousand were incurred in 2006, 2005 and 2004, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions.

Management has determined that the Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

The Company has also identified several operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include Virginia Commonwealth Trust Company, our mortgage division, a title company, and the parent.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2006, FASB Issued Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments” which is effective for fiscal years beginning after September 15, 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets .”

The Company does not expect the adoption of Statement 155 at the beginning of 2007 to have a material impact on the consolidated financial statements.

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

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on the consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (as amended)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Because the Company is not aware of any material uncertain tax positions, it does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Because the Company is not aware of any material misstatement, it does not expect the adoption of SAB 108 to have a material impact on the consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 2. Disposition of Branches

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

Note 3. Restrictions on Cash

To comply with Federal Reserve Regulations, the subsidiary banks are required to maintain certain average reserve balances. The daily average reserve requirement was $400 thousand for both December 31, 2006 and 2005.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 4. Investment Securities

The amortized cost and fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2006 and 2005, are as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal	$3,328	$11	$—	$3,339

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal	$4,287	$107	$—	$4,394

The amortized cost and fair value of the securities being held to maturity as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2006
	Amortized Cost	Fair Value
Due in one year or less	$678	$680
Due after one year through five years	2,650	2,659

Total	$3,328	$3,339

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Amortized cost and fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2006 and 2005 are as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Treasury	$—	$—	$—	$—
U. S. Government agencies	110,912	77	(911)	110,078
State and municipals	97,405	1,146	(416)	98,135
Corporate bonds	2,503	10	(7)	2,506
Collateralized mortgage obligations	1,210	—	(27)	1,183
Mortgage backed securities	46,407	37	(1,099)	45,345
Equity securities	2,929	631	(49)	3,511
Other	55	—	—	55

Total	$261,421	$1,901	$(2,509)	$260,813

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Treasury	$2,498	$7	$—	$2,505
U. S. Government agencies	87,534	31	(2,548)	85,017
State and municipals	80,627	1,561	(352)	81,836
Corporate bonds	6,022	45	(5)	6,062
Collateralized mortgage obligations	3,314	3	(47)	3,270
Mortgage backed securities	57,233	99	(1,511)	55,821
Equity securities	1,396	342	(79)	1,659
Other	575	—	—	575

Total	$239,199	$2,088	$(4,542)	$236,745

The book value of securities pledged to secure deposits and for other purposes amounted to $66.4 million and $59.9 million at December 31, 2006 and 2005, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The amortized cost and fair value of the securities available for sale as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2006
	Amortized Cost	Fair Value
Due in one year or less	$58,693	$58,491
Due after one year through five years	97,688	97,353
Due after five years through ten years	42,249	42,361
Due after ten years	13,400	13,697
Equity securities	2,929	3,511
Mortgage-backed securities	46,407	45,345
Other	55	55

Total	$261,421	$260,813

Proceeds from sales and calls of securities available for sale were $30.7 million, $4.1 million, and $36.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross gains of $33 thousand, $319 thousand, and $235 thousand and gross losses of $232 thousand, $23 thousand, and $232 thousand were realized on these sales during 2006, 2005 and 2004, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $(68) thousand, $104 thousand, and $1 thousand, respectively. There were no sales of securities held to maturity during 2006, 2005 or 2004.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Information pertaining to securities with gross unrealized losses at December 31, 2006, and 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

Description of Securities	Less than 12 months Fair Value	Unrealized Loss	12 months or more Fair Value	Unrealized Loss	Total Fair Value	Unrealized Loss
2006
U.S. Government Agencies	$44,882	$106	$31,711	$805	$76,593	$911
Mortgage backed securities	3,666	13	35,258	1,086	38,924	1,099
State and municipals	30,292	182	20,429	234	50,721	416
Corporate bonds	—	—	490	7	490	7
Collateralized mortgage obligations	—	—	1,183	27	1,183	27

Subtotal debt securities	78,840	301	89,071	2,159	167,911	2,460
Equity securities	—	—	544	49	544	49

Total temporarily impaired securities	$78,840	$301	$89,615	$2,208	$168,455	$2,509

2005
U.S. Government Agencies	$19,309	$192	$43,699	$2,356	$63,008	$2,548
Mortgage backed securities	16,313	402	32,971	1,109	49,284	1,511
State and municipals	24,923	246	3,764	106	28,687	352
Corporate bonds	991	5	—	—	991	5
Collateralized mortgage obligations	2,910	47	—	—	2,910	47

Subtotal debt securities	64,446	892	80,434	3,571	144,880	4,463
Equity securities	—	—	514	79	514	79

Total temporarily impaired securities	$64,446	$892	$80,948	$3,650	$145,394	$4,542

There are a total of 172 securities that have unrealized losses as of December 31, 2006, 32 U.S. Agency securities, 39 U.S. Agency MBS securities, 97 municipal securities, one CMO, one corporate security and two preferred stock securities. There were a total of 129 securities that had unrealized losses as of December 31, 2005, 30 U.S. Treasuries or agency securities, 35 U.S. Agency MBS securities, 60 municipal securities, two CMO, one corporate security and one preferred stock security. The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. The preferred stock category represents ownership in preferred stock of the Federal Home Loan Mortgage Corporation (Freddie Mac). Freddie Mac’s credit rating did not change during 2006 or 2005 as measured by Moody’s and S&P. The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream or credit quality as a result. The Company maintains the ability and intent to hold such securities for the foreseeable future.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 5. Loans

A summary of the balances of loans follows:

	December 31,
	2006	2005
Real estate loans:
Construction and land development	$198,400	$115,944
Farmland	20,269	10,119
1-4 family residential	276,488	300,600
Multifamily, nonresidential and junior liens	577,154	593,396
Loans to farmers (except those secured by real estate)	1,624	1,897
Commercial and industrial loans (except those secured by real estate)	103,085	76,213
Consumer installment loans	32,528	38,678
Deposit overdrafts	502	2,198
All other loans	6,768	3,486

Total loans	$1,216,818	$1,142,531
Net deferred loan costs	814	545
Allowance for loan losses	(14,500)	(13,581)

Net loans	$1,203,132	$1,129,495

Note 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance, beginning	$13,581	$11,706	$9,743
Provisions for loan losses	750	2,012	2,534
Loans charged off	(402)	(452)	(802)
Recoveries	571	315	231

Net recoveries (charge-offs)	169	(137)	(571)

Balance, ending	$14,500	$13,581	$11,706

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Information about impaired loans as of and for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Impaired loans for which an allowance has been provided	$2,950	$1,710	$3,410
Impaired loans for which no allowance has been provided	6,098	3,705	4,905

Total impaired loans	$9,048	$5,415	$8,315

Allowance provided for impaired loans, included in the allowance for loan losses	$750	$684	$1,166

Average balance in impaired loans	$9,269	$5,670	$9,379

Interest income recognized on impaired loans	$511	$347	$574

Interest income recognized on a cash basis on impaired loans	$501	$339	$594

Because the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement some nonaccrual loans are not reviewed for impairment. Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $1.6 million, $953 thousand, and $1.4 million at December 31, 2006, 2005 and 2004, respectively. If interest on these loans had been accrued, such income would have approximated $181 thousand, $91 thousand and $118 thousand for each of the three years ended December 31, 2006, respectively.

There were no loans past due greater than 90 days and still accruing interest for each of the three years ended December 31, 2006.

Note 7. Goodwill and Core Deposit Intangibles

At December 31, 2006 and 2005 goodwill totaled $13.9 million. The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,642	$(2,855)	$6,642	$(2,193)

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The following table sets forth the actual and estimated pre-tax amortization expense of core deposit intangibles:

Amortization Expense for the Year Ended December 31:
2006	$577

Estimated Amortization Expense for the Year Ended December 31:
2007	$642
2008	642
2009	642
2010	642
2011	642

Note 8. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	Estimated Useful Lives	2006	2005
Land	Indefinite	$8,315	$12,041
Buildings and leasehold improvements	Lease term - 39 years	24,961	22,263
Furniture, equipment and software	3 - 7 years	27,268	25,683
Construction in progress	(1)	4,341	943

		$64,885	$60,930
Less accumulated depreciation and amortization		29,032	27,255

		$35,853	$33,675

(1)	Construction in progress is not depreciated until placed in service.

Depreciation and amortization expense amounted to $2.9 million in 2006, $3.0 million in 2005, and $3.1 million in 2004.

Note 9. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $204.6 million and $157.9 million, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

2007	$428,845
2008	106,957
2009	36,834
2010	34,017
2011	8,105
There after	38

$614,796

Brokered certificates of deposit totaled $12.8 million at December 31, 2006. There were no brokered certificates of deposit held at December 31, 2005.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 10. Federal Home Loan Bank Advances

The Company has advances outstanding with the Federal Home Loan Bank of Atlanta of $65 million at December 31, 2006 maturing through 2016. At December 31, 2006 and 2005, the interest rates on this debt ranged from 3.91% to 6.69% and from 1.96% to 6.69%, respectively. The weighted average interest rate at December 31, 2006 and 2005 was 4.79% and 4.15%, respectively. The average balance outstanding during 2006 and 2005 was $61.6 million and $32.8 million, respectively. The advance structures employed by the Company include $25 million in convertible credits, $20 million in PRIME-based credits, $15 million in expanded/fixed rate credits and $5 million in adjustable rate credits. Each structure requires either quarterly interest payments, or monthly interest payments. The convertible advances include one that is callable in the event that three-month LIBOR reaches 8.5%, and three that are callable quarterly.

The banking subsidiaries have available a combined $247 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on the loan portfolios of Second Bank & Trust, Virginia Heartland Bank and Planters Bank & Trust Company of Virginia. The blanket lien covers 1 to 4 family dwelling loans, multifamily loans, home equity loans, and commercial real estate loans. As of December 31, 2006, loans pledged as collateral totaled $522 million and consisted of 1 to 4 family, multifamily, home equity and commercial real estate loans.

The contractual maturities of the advances are as follows:

2006
Due in 2007	$10,000
Due in 2008	25,000
Due in 2010	10,000
Due in 2016	20,000

Total	$65,000

Note 11. Subordinated Debt

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Subordinated debt). On March 18, 2004, $20 million of Subordinated debt was issued through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2006 was 8.10%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the Virginia Financial Group’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Subordinated debt may be included in Tier 1 capital of the Company for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Subordinated debt not considered as Tier I capital may be included in Tier II capital.

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 12. Commercial Paper and Other Borrowings

The Company has a line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at December 31, 2006 and 2005, respectively.

Federal funds purchased generally mature within one to four days from the transaction date. There were no balances outstanding at December 31, 2006 and 2005, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. The balance outstanding at December 31, 2006 and 2005 was none and $15.9 million, respectively.

The average balance outstanding of other borrowings did not exceed 30 percent of stockholder’s equity during the year ended December 31, 2006.

One of the Company’s subsidiary bank’s has an agreement with the Federal Reserve Bank of Richmond where the bank can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U.S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $6.0 million. The balance outstanding at December 31, 2006 and 2005 was $561.0 thousand and $841.8 thousand, respectively.

The Company, through its subsidiary banks, has uncollateralized, unused lines of credit totaling $92.4 million with nonaffiliated banks at December 31, 2006.

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest.

The following table shows certain information regarding the Company’s commercial paper:

	At or for the year ending December 31,
	2006	2005
Commercial paper:
Average balance outstanding	$50,530	$7,724
Maximum amount outstanding at any month-end during the period	68,784	24,480
Balance outstanding at end of period	58,632	24,480
Average interest rate during the period	4.50%	3.30%
Weighted average interest rate at end of period	4.82%	3.39%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 13. Stock-Based Compensation

Under the Company’s incentive stock option plan, the Company may grant options to purchase common stock to its directors, officers and employees of up to 750,000 newly issued shares of the Company’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options vest over a five-year period and will expire in no more than ten years after the date of grant. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

Effective January 1, 2006, the Company has adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

Statement 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Statement 123 (R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting For Stock Issued to Employees”. Statement 123, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

Because the Company adopted Statement 123 (R) using the modified prospective transition method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model for stock option grants prior to January 1, 2006 and anticipates using this pricing mode for future grants. Forfeitures did not affect the calculated expense based upon historical activities of option grantees.

At December 31, 2006, the Company has one stock-based employee compensation plan. Share-based compensation of $420 thousand in the aggregate was recognized for the year ended December 31, 2006, which related to the unvested portion of options to acquire shares of Company common stock and restricted shares granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma table below. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

For the year ended December 31, 2006 the Company recognized $210 thousand in compensation expense related to the vesting of stock options. A summary of the stock option plan at December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is as follows:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	149,150	$17.41	128,443	$14.73	118,518	$13.55
Granted	66,646	27.05	31,180	27.33	16,876	22.99
Forfeited	(4,457)	22.81	—	—	(3,000)	21.25
Expired	(1,200)	21.33	—	—	—	—
Exercised	(16,523)	10.63	(10,473)	13.77	(3,951)	9.73

Outstanding at end of year	193,616	$21.17	149,150	$17.41	128,443	$14.73

Exercisable at end of year	103,272		105,822		85,271

Weighted-average fair value per option of options granted during the year	$7.48		$7.47		$8.09

The aggregate intrinsic value of the options outstanding as of December 31, 2006 was $1.4 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of December 31, 2006 was $1.2 million. The weighted average remaining contractual life is 5.3 years for exercisable options at December 31, 2006.

As of December 31, 2006, there was $552 thousand of total unrecognized compensation expense related to nonvested options, respectively, which will be recognized over a weighted-average period of approximately 3.9 years.

The following table summarizes nonvested restricted shares outstanding as of December 31, 2006 and the related activity during the year:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	Total Intrinsic Value
Nonvested at January 1, 2006	26,644	$22.66	$640
Granted	13,180	25.81	—
Vested	7,612	22.82	197
Forfeited	2,154	22.25	—

Nonvested at December 31, 2006	30,058	$24.03	$841

The actual tax benefit realized for the tax deductions from option exercises under the Plan for the twelve months ended December 31, 2006 was $33 thousand. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid upon expiration of the restriction and issuance of the shares. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued. The Company expenses the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $210 thousand, $332 thousand and $201 thousand for each of the three years ended December 31, 2006, respectively. The Company had 30,058 shares of restricted stock awarded and nonvested at December 31, 2006 with a total unrecognized compensation expense of $553 thousand, which will be recognized over a weighted-average period of approximately 1.9 years.

Note 14. Employee Benefit Plans

The Company and its banking subsidiaries maintain several tax qualified and non-qualified employee benefit plans for employees, which are described below.

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

The Company adopted SFAS 158 effective as of the year ending December 31, 2006 regarding the recognition of the funded status of the benefit plan. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The standard also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008, and shall not be applied retrospectively.

The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheets is as follows (In Thousands):

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Prepaid for pension benefits	$129	$(129)	$—
Deferred income taxes	151	188	339
Intangible asset	7	(7)	—

Total assets	1,625,937	52	1,625,989

Other liabilities	—	401	401

Total liabilities	1,474,936	401	1,475,337

Accumulated other comprehensive income	(677)	(349)	(1,026)

Total stockholders’ equity	151,001	(349)	150,652

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Utilizing a measurement date of October 1, 2006 for the 2006 plan year, information about the plan follows:

	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning	$4,389	$4,407
Service cost	170	179
Interest cost	245	260
Actuarial (gain) loss	(259)	69
Benefits paid	(174)	(526)

Benefit obligation, ending	$4,371	$4,389

Change in Plan Assets
Fair value of plan assets, beginning	$2,992	$3,199
Actual return on plan assets	265	222
Employer contributions	887	97
Benefits paid	(174)	(526)

Fair value of plan assets, ending	$3,970	$2,992

Funded status	$(401)	$(1,397)
Unrecognized net actuarial gain	963	1,304
Unrecognized prior service cost	6	39

(Accrued liability) prepaid benefit cost included in balance sheet	$568	$(54)

Accumulated benefit obligation	$3,689	$3,674

Amount Recognized in Consolidated Balance Sheets
Prepaid benefit cost	$—	$(54)
Funded status liability	(401)	—
Accrued benefit liability	—	(682)
Deferred tax asset	339	225
Intangible asset	—	39
Accumulated other comprehensive income, net	630	418

Net amount recognized	$568	$(54)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,371	$4,389
Accumulated benefit obligation	3,689	3,674
Fair value of plan assets	3,970	2,992
Increase in minimum liability included in other comprehensive income	—	102

Components of Net Periodic Benefit Cost	2006	2005	2004
Service cost	$170	$178	$196
Interest cost	245	260	270
Expected return on plan assets	(249)	(266)	(304)
Amortization of prior service cost	32	32	32
Amortization of net obligation at transition	—	—	—
Recognized net actuarial gain	66	61	18

Net periodic benefit cost	$264	$265	$212

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Amounts recognized in other comprehensive income during the year ended December 31, 2006 are as follows:

Net actuarial loss	$626
Net obligation at transition	—
Prior service cost	4

Accumulated other comprehensive income	$630

Weighted-Average Assumptions for Benefit Obligation as of October 1,

	2006	2005
Discount Rate	6.00%	5.75%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic Benefit as of October 1,

	2006	2005
Discount Rate	5.75%	6.00%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

The Company selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed—especially with respect to real rates of return (net of inflation)—for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience—that may not continue over the measurement period—with higher significance placed on current forecasts of future long-term economic conditions.

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

The plan’s weighted average asset allocations at December 31, 2006, and December 31, 2005, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2006	2005
Money Markets and Equivalents	20.7%	10.6%
Equity Securities	69.4%	82.7%
Debt Securities	9.9%	6.7%

Total	100.0%	100.0%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The investment policy and strategies for the plan assets can best be described as a capital growth and with current cash income strategy. The target allocation for equities is 75% of the total portfolio through the use of large and mid capitalization companies. The remaining asset allocation is to fixed income investments and money market funds. The portfolio is diversified by limiting the holding in any one equity issue to no more than 5% of total equities and one industry to no more than 25%. All fixed income investments are rated as investment grade with the majority of the assets in corporate issues. The assets are managed by the Company’s wholly-owned trust Corporation, Virginia Commonwealth Trust Corporation. The portfolio does not include any position in Virginia Financial Group, Inc.

The Company anticipates that the contribution level for 2007 will remain at a comparable level to that realized in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2007	$260
2008	254
2009	281
2010	284
2011	394
2012-2016	2,788

$4,261

The estimated components of net periodic pension cost for fiscal year ended December 31, 2007 are as follows:

Service cost	$177
Interest cost	255
Expected return on plan assets	(292)
Amortization of Unrecognized:
Net obligation at transition	—
Prior service cost	32
Net loss	41

Net periodic benefit cost	$213

Defined Contribution Plans

The Company has a contribution retirement plan covering certain employees. Contributions amounted to $887 thousand, $625 thousand, and $682 thousand for the three years ended December 31, 2006, respectively.

The Company has a 401 (k) Savings Plan eligible to all employees with matching contributions equal to 100% of the first 3% and 50% of the next 2% of salary reduction contributions made by the employee. The Company contributed a matching contribution of $631 thousand, $600 thousand, and $599 thousand for the three years ended December 31, 2006, respectively.

Directors’ Deferred Plan

The Company has a non-qualified Directors Deferred Compensation Plan. This plan allows for the deferral of pre-tax income associated with payment of director fees. Directors may elect to defer all or a portion of their annual directors fees. Monthly board fees are contributed directly to a trust with various investment options, and are held until such time the director is entitled to receive a distribution.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Deferred Compensation Plan

The Company also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control. The Board may make contributions at its discretion. The balance in this plan is recorded in both other assets and other liabilities on the Company’s consolidated balance sheet. The deferred compensation charged to expense totaled $50 thousand, $48 thousand, and $22 thousand for the three years ended December 31, 2006, respectively.

Bonus Plan

The Company has an incentive bonus plan under which employees receive compensation directly related to affiliate and Company profitability and budget performance. Compensation under the plan is calculated under pre-determined guidelines set by the Board of Directors. The balance in this plan is recorded in other liabilities on the Company’s consolidated balance sheet. The amount charged to operations was $1.3 million, $2.3 million, and $520 thousand for the three years ended December 31, 2006, respectively.

Supplemental Retirement Plan

The Company has supplemental retirements agreements with former executive officers of banks previously acquired, which provide benefits payable over fifteen years. The present value of the estimated liability under the agreements is being accrued using a discount rate of 10% and 7.5%, respectively, ratably over the remaining years to the date of eligibility for benefits. The deferred compensation expense charged to expense totaled $97 thousand, $64 thousand, and $49 thousand for the three years ended December 31, 2006, respectively.

Note 15. Income Taxes

The components of the net deferred tax asset, included in the Consolidated Balance Sheets, are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$5,075	$4,753
Nonaccrual loan interest	28	137
Deferred compensation	1,320	1,138
Securities available for sale	213	859
Pension liability	339	225
Core deposit intangible	221	174
Accrued stock compensation	184	—
Other	—	124

	$7,380	$7,410

Deferred tax liabilities:
Accrued pension asset	$199	$—
Premises and equipment	547	576
FHLB stock dividend	59	59
Goodwill	1,054	730
Other	75	101

	$1,934	$1,466

Net deferred tax asset	$5,446	$5,944

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Income tax expense charged to operations for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current tax expense	$8,499	$9,209	$7,483
Deferred tax (benefit)	(34)	(851)	(918)

	$8,465	$8,358	$6,565

Income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$9,818	35.0%	$9,301	35.0%	$7,619	35.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,131)	-4.0%	(949)	-3.6%	(1,066)	-4.9%
Other	(222)	—	6	—	12	—

	$8,465	30.2%	$8,358	31.4%	$6,565	30.1%

Note 16. Related Party Transactions

In the ordinary course of business, the Banks grant loans to principal officers, directors and affiliates of the Company.

Aggregate loan transactions with related parties were as follows:

	2006	2005
Beginning balance	$22,530	$27,685
New loans	34,836	28,556
Repayments	(38,711)	(33,711)

Ending balance	$18,655	$22,530

Total related party deposits held at the VFG bank affiliates were $13.7 million and $7.9 million at December 31, 2006 and 2005, respectively.

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

	2006		2005		2004
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,770,969	$1.81	10,752,041	$1.69	10,737,861	$1.42
Effect of dilutive securities:
Restricted stock	32,110	—	28,284	—	18,362	—
Stock options	40,277.01		43,615.01		46,403.01

Diluted earnings per share	10,843,356	$1.80	10,823,940	$1.68	10,802,626	$1.41

Stock options representing 95,376, 21,348 and 9,425 shares at December 31, 2006, 2005 and 2004, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

Note 18. Stock Split and Par Value Change

On September 6, 2006, the Company paid a three-for-two stock split in the form of a 50% stock dividend. Shareholders of record at the close of business on August 14, 2006 received one additional share of the Company’s common stock for every two shares held on that date. On August 24, 2006, the Company’s Articles of Incorporation were amended to decrease the par value of the Company’s common stock from $5 per share to $1 per share. All references in the accompanying consolidated financial statements and notes thereto to the number of common shares and per share amounts for all periods presented have been restated to reflect the three-for-two stock split.

Note 19. Commitments and Contingent Liabilities

The Company has noncancellable leases covering certain premises and equipment.

Total rent expense applicable to operating leases was $596 thousand, $569 thousand and $553 thousand for 2006, 2005 and 2004, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2007	$606
2008	517
2009	363
2010	211
2011	160
Thereafter	1,550

Total	$3,407

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

There are no material proceedings to which the Company or any of our subsidiaries are a party or by which, to the Company’s knowledge, we, or any subsidiaries, are threatened. All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to the business of the Company or the subsidiary involved and are not material in respect to the amount in controversy.

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 21 with respect to financial instruments with off-balance sheet risk.

Note 20. Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the subsidiary banks to the Company. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined.

During 2006, the banking subsidiaries and the non-bank subsidiaries paid $12.5 million in dividends to the Company. As of January 1, 2007, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Company without prior regulatory approval totaled $42.1 million or 27.9% of the consolidated net assets.

In addition, dividends paid by the subsidiary banks to the Company would be prohibited if the effect thereof would cause the subsidiary banks’ capital to be reduced below applicable minimum capital requirements.

Note 21. Financial Instruments with Off-Balance-Sheet Risk

The Company, through its banking subsidiaries, is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2006 and 2005 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2006	2005
Commitments to extend credit	$370,575	$397,341
Standby letters of credit	15,634	16,602
Mortgage loans sold with potential recourse	50,648	53,776

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. The Company, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2006, the Company originated $134 million and sold $139 million to investors, compared to $177 million originated and $176 million sold in 2005. Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months. The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2006, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $10.8 million and loans held for sale of $7.6 million. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $18.4 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $242 thousand.

Note 22. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

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

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Commercial Paper / Other Borrowings

The carrying amounts of commercial paper and other borrowings maturing within 90 days approximate their fair values. Fair values of commercial paper and other borrowings are estimated using discounted cash flow analyses on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank Advances

The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debt

The values of the Company’s subordinated debt is variable rate instruments that reprice frequently, therefore, carrying value is assumed to approximate fair value.

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

At December 31, 2006, and 2005, the fair value of loan commitments and stand-by letters of credit was immaterial.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$57,635	$57,635	$48,016	$48,016
Securities	264,141	264,152	241,032	241,139
Loans held for sale	7,640	7,640	9,223	9,223
Loans, net	1,203,132	1,187,290	1,129,495	1,117,476
Interest receivable	8,197	8,197	6,583	6,583
Financial liabilities:
Deposits	$1,318,281	$1,312,005	$1,255,509	$1,248,327
Federal funds purchased and securities sold under agreements to repurchase	—	—	15,890	15,890
Federal Home Loan Bank advances	65,000	65,065	40,000	39,878
Trust preferred capital notes	20,619	20,615	20,619	20,619
Other borrowings	59,193	59,193	25,322	25,322
Interest payable	4,274	4,274	2,515	2,515

Note 23. Regulatory Matters

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and subsidiary banks met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institutions’ category.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$168,419	12.44%	$108,289	8.00%	N/A	N/A
Second Bank & Trust	$47,330	14.48%	$26,155	8.00%	$32,694	10.00%
Virginia Heartland Bank	$28,693	11.65%	$19,709	8.00%	$24,636	10.00%
Planters Bank & Trust	$88,171	11.50%	$61,310	8.00%	$76,638	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,658	11.35%	$54,145	4.00%	N/A	N/A
Second Bank & Trust	$44,235	13.53%	$13,078	4.00%	$19,616	6.00%
Virginia Heartland Bank	$26,107	10.60%	$9,854	4.00%	$14,782	6.00%
Planters Bank & Trust	$79,353	10.35%	$30,655	4.00%	$45,983	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$153,658	9.65%	$63,694	4.00%	N/A	N/A
Second Bank & Trust	$44,235	10.25%	$17,259	4.00%	$21,574	5.00%
Virginia Heartland Bank	$26,107	8.95%	$11,662	4.00%	$14,577	5.00%
Planters Bank & Trust	$79,353	9.44%	$33,638	4.00%	$42,048	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$153,227	12.18%	$100,633	8.00%	N/A	N/A
Second Bank & Trust	$45,217	12.56%	$28,795	8.00%	$35,994	10.00%
Virginia Heartland Bank	$26,032	10.98%	$18,975	8.00%	$23,719	10.00%
Planters Bank & Trust	$75,869	11.50%	$52,756	8.00%	$65,945	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$139,528	11.09%	$50,316	4.00%	N/A	N/A
Second Bank & Trust	$41,300	11.47%	$14,398	4.00%	$21,596	6.00%
Virginia Heartland Bank	$23,559	9.93%	$9,488	4.00%	$14,231	6.00%
Planters Bank & Trust	$68,678	10.41%	$26,378	4.00%	$39,567	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$139,528	9.32%	$59,893	4.00%	N/A	N/A
Second Bank & Trust	$41,300	9.00%	$18,364	4.00%	$23,005	5.00%
Virginia Heartland Bank	$23,559	8.49%	$11,100	4.00%	$13,875	5.00%
Planters Bank & Trust	$68,978	8.96%	$30,644	4.00%	$38,305	5.00%

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 24. Parent Company Only Financial Statements

VIRGINIA FINANCIAL GROUP, INC.

(Parent Company Only)

Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets

Cash and due from banks	$12,500	$21,791
Securities available for sale	42,173	7,174
Investment in subsidiaries	167,575	151,043
Premises and equipment, net	1,663	1,997
Income taxes receivable	311	22
Accrued interest receivable	533	30
Bank owned life insurance	3,730	—
Deferred income tax asset	575	555
Other assets	5,116	3,583

Total assets	$234,176	$186,195

Liabilities
Subordinated debt	$20,619	$20,619
Commercial paper	58,632	24,480
Other liabilities	4,273	4,991

Total liabilities	$83,524	$50,090

Stockholders’ Equity
Preferred stock	$—	$—
Common	10,784	10,759
Additional paid-in capital	33,970	33,298
Retained earnings	106,924	94,061
Accumulated other comprehensive loss, net	(1,026)	(2,013)

Total stockholders’ equity	$150,652	$136,105

Total liabilities and stockholders’ equity	$234,176	$186,195

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income
Dividends from subsidiaries	$12,500	$2,750	$—
Interest on investments
Taxable	2,099	421	112
Nontaxable	33	12	—
Dividends	30	18	30
Management fee income	13,016	9,461	7,520
(Loss) gain on sale of securities	(18)	296	(232)
Miscellaneous income	219	145	111

Total income	$27,879	$13,103	$7,541

Expenses
Compensation and employee benefits	$9,127	$6,893	$4,881
Supplies and equipment	1,544	1,441	1,724
Professional fees	585	604	643
Director fees	265	257	275
Interest	3,911	1,516	723
Other operating expenses	2,419	1,906	1,551

Total expenses	$17,851	$12,617	$9,797

Income (loss) before income tax benefit and undistributed equity in subsidiaries	$10,028	$486	$(2,256)

Income tax benefit	917	776	885

Income (loss) before undistributed equity in subsidiaries	$10,945	$1,262	$(1,371)

Undistributed equity in subsidiaries	8,552	16,954	16,574

Net income	$19,497	$18,216	$15,203

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

VIRGINIA FINANCIAL GROUP, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net	$19,497	$18,216	$15,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	854	986	1,084
Deferred tax benefit	(24)	(139)	(71)
Employee benefit plan expense	80	80	39
Stock-based compensation expense	420	332	201
(Gain) loss on sale of securities available for sale	—	(296)	232
Amortization of security premiums and accretion of discounts, net	(278)	(36)	(57)
Undistributed earnings of subsidiaries	(8,552)	(16,954)	(16,574)
Income on bank owned life insurance	(85)	—	—
(Increase) decrease in taxes receivable	(289)	68	116
Increase in accrued interest receivable	(503)	(6)	(24)
Increase in other assets	(1,535)	(463)	(85)
(Decrease) increase in other liabilities	(1,124)	1,100	168

Net cash provided by operating activities	$8,461	$2,888	$232

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$1,582	$1,323
Proceeds from maturities and principal payments of securities available for	15,000	—	—
Purchase of securities available for sale	(49,382)	(976)	(7,237)
Purchase of premises and equipment	(594)	(1,043)	(376)
Proceeds from sale of premises and equipment	74	—	—
Proceeds from sale foreclosed assets	—	—	534
Purchase of foreclosed assets	—	—	(547)
Purchase of bank owned life insurance	(3,645)	—	—
Capital contributed to subsidiary	(7,000)	—	(3,000)

Net cash used in investing activities	$(45,547)	$(437)	$(9,303)

Cash Flows from Financing Activities
Net increase in commercial paper	$34,152	$24,480	$—
Net decrease in other borrowings	—	—	(6,500)
Issuance of subordinated debt	—	—	20,619
Proceeds from exercise of stock options	277	144	38
Cash dividends paid	(6,634)	(6,024)	(5,589)

Net cash provided by financing activities	$27,795	$18,600	$8,568

(Decrease) increase in cash and cash equivalents	$(9,291)	$21,051	$(503)

Cash and Cash Equivalents
Beginning	21,791	740	1,243

Ending	$12,500	$21,791	$740

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 25. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2006 and 2005 are summarized below:

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$22,173	$23,464	$24,751	$25,239
Interest expense	7,308	8,222	9,582	10,370
Net interest income	14,865	15,242	15,169	14,869
Provision for loan losses	510	100	—	140
Total net interest income after provision	14,355	15,142	15,169	14,729
Non interest income	3,726	3,879	3,898	3,982
Non interest expense	11,647	11,455	11,759	12,057
Income before income taxes	6,434	7,566	7,308	6,654
Provision for income taxes	1,971	2,326	2,239	1,929
Net income	4,463	5,240	5,069	4,725
Net income per share
basic	0.41	0.49	0.47	0.44
diluted	0.41	0.48	0.47	0.44

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$18,584	$19,505	$20,697	$21,920
Interest expense	5,398	5,718	6,040	6,705
Net interest income	13,186	13,787	14,657	15,215
Provision for loan losses	546	546	503	417
Total net interest income after provision	12,640	13,241	14,154	14,798
Non interest income	3,694	4,085	3,870	3,794
Non interest expense	10,534	10,801	11,094	11,273
Income before income taxes	5,800	6,525	6,930	7,319
Provision for income taxes	1,787	2,054	2,211	2,306
Net income	4,013	4,471	4,719	5,013
Net income per share
basic	0.37	0.42	0.44	0.47
diluted	0.37	0.41	0.43	0.46

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2006 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s’ management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton, L.L.P., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Grant Thornton, LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of

Virginia Financial Group, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Virginia Financial Group, Inc. (a Virginia Corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virginia Financial Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Virginia Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Virginia Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Virginia Financial Group, Inc. and its subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006 and our report dated March 2,2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Raleigh, North Carolina

March 2,2007

Changes in Internal Control Over Financial Reporting.

There has been no change in VFG’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, VFG’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Company is contained in the Company’s 2007 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2007 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Company is included in Part 1 of this Form 10-K under the caption, “Executive Officers of the Registrant.” Information with respect to the Company’s Audit and Compliance Committee and its audit committee financial expert are contained in the Company’s 2007 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

VFG has adopted a code of ethics for its principal executive officer and chief financial officer as well as a Directors Code of Professional Conduct for its directors. These documents can be found under corporate “Governance Documents” at www.vfgi.net. Stockholders may request a free printed copy of each from:

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

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2007 Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, and is incorporated herein by reference. The information in the 2007 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2007 Proxy Statement, and is incorporated herein by reference.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.1	Articles of Incorporation.

Exhibit No. 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to Form 8-K filed on January 30, 2002.

Exhibit No. 10.3*	Virginia Financial Group, Inc. Stock Incentive Plan, dated January 18, 2002, incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002.

Exhibit No. 10.4*	Employment Agreement dated March 7, 2005 between Virginia Financial Group, Inc. and O. R. Barham, Jr.,incorporated by reference to Exhibit 10.4 to Form 10K filed on March 15, 2005.

Exhibit No. 10.5*	Employment Agreement dated March 7, 2005 between Virginia Financial Group, Inc. and Jeffrey W. Farrar, incorporated by reference to Exhibit 10.5 to Form 10K filed on March 15, 2005.

Exhibit No. 10.6*	Employment Agreement, dated June 30, 2005, between Virginia Financial Group, Inc. and Litz H. Van Dyke, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 1, 2005.

Exhibit No. 10.7*	Employment Agreement, dated January 1, 2007, between Virginia Financial Group, Inc. and James T. Huerth.

Exhibit No. 10.8*	Employment Agreement, dated January 1, 2007, between Virginia Financial Group, Inc. and Richard L. Saunders.

Exhibit No. 10.9*	Non-Qualified Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.7 to Form 10K filed on March 14, 2006.

Exhibit No. 10.10*	Non-Qualified Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10.8 to Form 10K filed on March 14, 2006.

Exhibit No. 10.11	Virginia Financial Group, Inc. Executive Incentive Plan dated March 1, 2005, incorporated by reference to Exhibit 10.11 to Form 10K filed on March 15, 2005.

Exhibit No. 10.12	Schedule of Virginia Financial Group, Inc. Non-Employee Directors’ Annual Compensation

Exhibit No. 10.13	Schedule of 2007 Base Salaries for Named Executive Officers of Virginia Financial Group, Inc.

Exhibit No. 11	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

Exhibit No. 21	Subsidiaries of Registrant.

Exhibit No. 23.1	Consent of Independent Auditors.

Exhibit No. 23.2	Consent of Independent Auditors.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Financial Group, Inc.	Virginia Financial Group, Inc.
Culpeper, Virginia	Culpeper, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Principal Accounting Officer
Date: March 14, 2007	Date: March 14, 2007

Signature	Capacity	Date

/s/ Taylor E. Gore	Chairman of the	March 14, 2007
Taylor E. Gore	Board of Directors

/s/ Lee S. Baker	Director	March 14, 2007
Lee S. Baker

/s/ Fred D. Bowers	Director	March 14, 2007
Fred D. Bowers

/s/ E. Page Butler	Director	March 14, 2007
E. Page Butler

/s/ Gregory L. Fisher	Director	March 14, 2007
Gregory L. Fisher

/s/ Christopher M. Hallberg	Director	March 14, 2007
Christopher M. Hallberg

/s/ Jan S. Hoover	Director	March 14, 2007
Jan S. Hoover

/s/ Martin F. Lightsey	Director	March 14, 2007
Martin F. Lightsey

/s/ P. William Moore, Jr.	Director	March 14, 2007
P. William Moore, Jr.

/s/ H. Wayne Parrish	Director	March 14, 2007
H. Wayne Parrish

/s/ Thomas F. Williams, Jr.	Director	March 14, 2007
Thomas F. Williams, Jr.