Form 10-Q
period 2007-03-31
VIRGINIA FINANCIAL GROUP INC
filed 2007-05-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,792,209 shares of Common Stock, par value $1.00 per share, were outstanding as of May 1, 2007.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	MARCH 31, 2007	DECEMBER 31, 2006

	(unaudited)
ASSETS
Cash and due from banks	$36,190	$48,747
Federal funds sold	226	8,590
Interest-bearing deposits in banks	333	298
Investment securities (market value: 2007, $259,906; 2006, $264,152)	259,909	264,141
Mortgage loans held for sale	6,875	7,640
Loans receivable, net of allowance for loan losses, 2007, $14,501; 2006, $14,500	1,203,434	1,203,132
Premises and equipment, net	37,274	35,853
Accrued interest receivable	7,812	8,197
Deferred income tax asset	5,198	5,446
Core deposit intangibles, net	3,707	3,871
Goodwill	13,896	13,896
Bank owned life insurance	10,350	10,231
Other assets	15,949	15,947

Total assets	$1,601,153	$1,625,989

LIABILITIES
Deposits:
Noninterest-bearing	$240,649	$239,672
Interest-bearing	1,037,106	1,078,609

Total deposits	1,277,755	1,318,281
Federal funds purchased and securities sold under agreements to repurchase	18,000	—
Federal Home Loan Bank advances	55,000	65,000
Subordinated debt	20,619	20,619
Commercial paper	63,788	58,632
Other borrowings	493	561
Accrued interest payable	4,188	4,274
Other liabilities	7,927	7,970

Total liabilities	1,447,770	1,475,337

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 2007: 10,791,669 shares issued and outstanding; 2006: 10,784,303 shares issued and outstanding;	10,792	10,784
Additional paid-in capital	34,061	33,970
Retained earnings	109,216	106,924
Accumulated other comprehensive loss, net	(686)	(1,026)

Total stockholders’ equity	153,383	150,652

Total liabilities and stockholders’ equity	$1,601,153	$1,625,989

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$21,985	$19,433
Federal funds sold and deposits in other banks	59	311
Investment securities:
Taxable	1,834	1,499
Tax exempt	943	815
Dividends	126	115

Total interest income	24,947	22,173

Interest Expense
Deposits	8,531	5,960
Federal funds purchased and securities sold under agreements to repurchase	108	86
Federal Home Loan Bank advances	777	582
Subordinated debt	417	374
Commercial paper	754	302
Other borrowings	5	4

Total interest expense	10,592	7,308

Net interest income	14,355	14,865
Provision for loan losses	165	510

Net interest income after provision for loan losses	14,190	14,355

Noninterest Income
Retail banking fees	1,743	1,607
Commissions and fees from fiduciary activities	828	811
Brokerage fee income	256	227
Losses on sale of securities available for sale	—	(181)
Mortgage banking-related fees	599	633
Income from bank owned life insurance	119	—
Other operating income	283	166

Total noninterest income	3,828	3,263

Noninterest Expense
Compensation and employee benefits	6,819	6,601
Net occupancy	874	766
Supplies and equipment	1,121	977
Amortization-intangible assets	164	100
Marketing	249	125
State franchise taxes	244	248
Data processing	468	383
Professional fees	150	130
Telecommunications	238	274
Other operating expenses	1,960	1,579

Total noninterest expense	12,287	11,183

Income before income taxes	5,731	6,435
Income tax expense	1,713	1,971

Net income	$4,018	$4,464

Earnings per share, basic	$0.37	$0.41

Earnings per share, diluted	$0.37	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, January 1, 2006	$10,759	$33,298	$94,061	$(2,013)		$136,105
Comprehensive income:
Net income	—	—	4,464	—	$4,464	4,464
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $54)	—	—	—	—	101	—
Reclassification adjustment (net of tax of $63)	—	—	—	—	118	—
Other comprehensive income	—	—	—	219	219	219

Total comprehensive income	—	—	—	—	$4,683	—

Cash dividends ($.15 per share)	—	—	(1,584)	—		(1,584)
Stock-based compensation expense (7,695 shares)	7	41	—	—		48
Exercise of stock options (1,650 shares)	2	33	—	—		35

Balance, March 31, 2006	$10,768	$33,372	$96,941	$(1,794)		$139,287

Balance, January 1, 2007	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	4,018	—	$4,018	4,018
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $183)	—	—	—	340	340	340

Total comprehensive income	—	—	—	—	$4,358	—

Cash dividends ($.16 per share)	—	—	(1,726)	—		(1,726)
Stock-based compensation expense (6,466 shares)	7	83	—	—		90
Exercise of stock options (900 shares)	1	8	—	—		9

Balance, March 31, 2007	$10,792	$34,061	$109,216	$(686)		$153,383

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,

	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$4,018	$4,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	754	700
Amortization of intangible assets	164	100
Provision for loan losses	165	510
Deferred tax expense (benefit)	65	(90)
Employee benefit plan expense	70	54
Stock-based compensation expense	90	48
Gain on sale of premises and equipment	(4)	—
Loss on sale of securities available for sale	—	181
Gain on sale of mortgage loans	(599)	(633)
Proceeds from sale of mortgage loans	22,699	29,956
Origination of mortgage loans for sale	(21,335)	(27,895)
Amortization of securities premiums and accretion of discounts, net	(10)	196
Income on bank owned life insurance	(119)	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	385	98
Decrease (increase) in other assets	384	(193)
(Decrease) increase in accrued interest payable	(86)	368
Decrease in other liabilities	(139)	(166)

Net cash provided by operating activities	$6,502	$7,698

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$21,147	$26,779
Proceeds from sales and calls of securities available for sale	195	21,256
Purchase of securities available for sale	(16,937)	(32,207)
Net increase in loans	(467)	(46,358)
Proceeds from sale of premises and equipment	10	1,549
Purchase of premises and equipment	(2,181)	(3,314)
Proceeds from sale of foreclosed assets	—	34

Net cash provided (used) in investing activities	$1,767	$(32,261)

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,

	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Financing Activities
Net decrease in demand, money market and savings deposits	$(45,404)	$(27,850)
Net increase in certificates of deposit	4,878	45,393
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	18,000	(12,095)
Proceeds from Federal Home Loan Bank advances	5,000	30,000
Principal payments on Federal Home Loan Bank advances	(15,000)	(10,000)
Net increase in commercial paper	5,156	17,890
Net decrease in other borrowings	(68)	(840)
Proceeds from exercise of stock options	9	35
Cash dividends paid	(1,726)	(1,584)

Net cash (used) provided by financing activities	$(29,155)	$40,949

(Decrease) increase in cash and cash equivalents	$(20,886)	$16,386
Cash and Cash Equivalents
Beginning	57,635	48,016

Ending	$36,749	$64,402

Supplemental Schedule of Noncash Investing Activities
Foreclosed assets acquired in settlement of loans	$—	$38

Unrealized gain on securities available for sale	$523	$336

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company (Culpeper), and VFG Limited Liability Trust. VFG combined Virginia Heartland Bank into its Second Bank & Trust affiliate on February 16, 2007. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	The results of operations for the three month period ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s loan portfolio is composed of the following (In thousands):

	March 31, 2007	December 31, 2006

	(unaudited)
Real estate loans:
Construction and land development	$225,350	$209,583
Secured by 1-4 family residential	313,012	306,423
Commercial and multifamily	528,702	550,081
Commercial, financial and agricultural loans	112,455	110,939
Consumer loans	31,176	33,030
All other loans	6,305	6,762

Total loans	$1,217,000	$1,216,818
Deferred loan costs	935	814
Allowance for loan losses	(14,501)	(14,500)

Net loans	$1,203,434	$1,203,132

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Activity in the allowance for loan losses is as follows (In thousands):

	March 31, 2007	December 31, 2006	March 31, 2006

	(unaudited)		(unaudited)
Balance, beginning	$14,500	$13,581	$13,581
Provisions for loan losses	165	750	510
Loans charged off	(211)	(402)	(173)
Recoveries	47	571	23

Net recoveries (charge-offs)	(164)	169	(150)

Balance, ending	$14,501	$14,500	$13,941

Information about impaired loans as of the periods indicated is as follows (In thousands):

	March 31, 2007	December 31, 2006

	(unaudited)
Impaired loans for which an allowance has been provided	$1,154	$2,950
Impaired loans for which an allowance has not been provided	6,758	6,098

Total impaired loans	7,912	9,048

Allowance provided for impaired loans, included in the allowance for loan losses	$150	$750

5.	Commercial Paper and Other Borrowings:

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding was $63.8 million and $58.6 million at March 31, 2007 and December 31, 2006, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at March 31, 2007 and December 31, 2006, respectively.

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

The following table shows certain information regarding the Company’s commercial paper (In thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
End of period balance	$63,788	$42,372
Average balance	63,805	30,602
Weighted average rate	4.67%	3.63%
Maximum balance of any month-end during the period	66,134	42,372

6.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2007 and 2006. Potential dilutive stock had no effect on income available to common stockholders.

	2007		2006
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,789,966	$.37	10,765,223	$.41
Effect of dilutive securities:
Restricted stock	3,953	—	28,455	—
Stock options	27,036	—	52,471	—

Diluted earnings per share	10,820,955	$.37	10,846,149	$.41

In 2007 and 2006, stock options representing 151,071 and 59,151 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the three month period.

Included within compensation and employee benefits expense for the three month period ended March 31, 2007 and 2006 is $90 thousand and $48 thousand of stock-based compensation, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Depending on the specific characteristics of the related options, fair value was estimated using either the Lattice or the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 5.13 years, volatility ranging from 22.6%, to 27.7%, risk-free interest rate of 4.78% and an expected dividend yield of 2.4%.

The following table summarizes nonvested restricted shares outstanding as of March 31, 2007 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2007	30,058	$24.03	$841
Granted	10,917	26.49	—
Vested	6,467	23.76	173
Forfeited	1,830	24.06	—

Nonvested at March 31, 2007	32,678	$24.91	$847

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option plan at March 31, 2007 and 2006 and changes during the periods ended on those dates are as follows:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	193,616	$21.17	149,150	$17.42
Granted	56,518	30.11	64,889	27.06
Forfeited	—	—	(3,000)	21.30
Expired	(2,163)	16.90	(1,350)	21.12
Exercised	(900)	9.73	(1,650)	21.42

Outstanding, March 31	247,071	$23.29	208,039	$20.31

Exercisable, March 31	116,212		109,244

The aggregate intrinsic value of the options outstanding as of March 31, 2007 was $1.1 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2007 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of March 31, 2007 was $955 thousand. The weighted average remaining contractual life is 5.5 years for exercisable options at March 31, 2007.

As of March 31, 2007, there was $742 thousand and $806 thousand of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost are as follows (In thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$44	$43
Interest cost	64	61
Expected return on plan assets	(73)	(62)
Amortization of prior service cost	8	8
Amortization of net obligation at transition	10	16

Net periodic benefit cost	$53	$66

The Company made no contributions to the plan during the first three months of 2007, but anticipates contributing $640 thousand in total to the plan for 2007.

9.	Stock Split and Par Value Change

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

10.	Subsequent Event: Restructuring / Branch Closings

On April 24, 2007 the Company announced that a plan has been initiated which involves the closing of five branches as well as some staffing adjustments throughout the Company. Each of these branches is located in slow growth to declining markets and not complimentary to future expansion plans of the Company. The branches will be combined with existing branches nearby. A total of twenty-two full-time equivalent positions (FTE’s) will be impacted, and the facilities will close on August 3, 2007. Annual estimated net pretax cost savings from this component amount to approximately $1 million, with approximately $400 thousand expected to be realized in 2007. The additional staffing adjustments came about after much analysis to adjust appropriate staffing levels to better align the Company with current customer behaviors and organizational effectiveness. This analysis resulted in the companywide reduction of another twenty-one FTE’s, creating an estimated pretax annual cost savings of $1.2 million of which $450 thousand is expected to be realized in 2007. Pretax severance benefits and transaction costs, which have not been reflected in the pretax cost savings estimates, are estimated at $300 thousand and will be expensed in the second quarter of 2007.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Recent Accounting Pronouncements

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

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” . This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company has implemented the requirements of these two consensuses, the effect of which was not material to the Company’s consolidated financial statements as a whole.

In February 2007, FASB Issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities (as amended)” which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

This statement establishes the fair value option and permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.

The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

SFAS 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is also expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax consequences in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recorded no adjustment for future tax benefits.

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

OVERVIEW

Virginia Financial Group, Inc. (VFG) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, VFG is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia. VFG’s trust affiliate, Virginia Commonwealth Trust Company, is currently one of the largest independent trust companies headquartered in the Commonwealth of Virginia. Affiliates of VFG include: Planters Bank & Trust Company of Virginia—in Staunton, Second Bank & Trust—in Fredericksburg and Virginia Commonwealth Trust Company—in Culpeper. VFG combined Virginia Heartland Bank into its Second Bank & Trust affiliate on February 16, 2007. The organization has a network of forty branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Company has offices in Culpeper, Charlottesville, Fredericksburg, Harrisonburg and Staunton.

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

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have an eight point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans, the calculated reserves by loan category and the unallocated reserve are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $164 thousand and $100 thousand for the three months ended March 31, 2007 and 2006, respectively.

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under generally accepted accounting principles, or “GAAP”.

Results of Operations

VFG’s consolidated net income for the quarter ended March 31, 2007 amounted to $4.0 million or $.37 per diluted share, compared to earnings of $4.5 million or $.41 per diluted share for the quarter ended March 31, 2006. Net income decreased 10.0% and diluted earnings per share decreased 9.8% compared to first quarter 2006 results. The Company’s earnings for the first quarter produced an annualized return on average assets (ROA) of 1.01% and return on average equity (ROE) of 10.77%, compared to prior year ratios of 1.19% and 13.08%, respectively.

Net Interest Income

Net interest income amounted to $14.4 million for the first quarter of 2007, down $510 thousand or 3.4% compared with $14.9 million for the same quarter in 2006. Net interest margin compression coupled with a reduction in the rate of growth in average earning assets contributed to this decrease. The net interest margin for the first quarter of 2007 was 4.05%, down three basis points sequentially compared to 4.08% for the fourth quarter of 2006, and down thirty basis points when compared to 4.35% for the first quarter of 2006. Asset yields rose sequentially, with an average yield on assets of 6.92% for the first quarter of 2007, compared to 6.82% for the fourth quarter of 2006 and 6.43% for the first quarter of 2006. Average cost of interest bearing deposits increased to 3.25% for the first quarter of 2007, as compared to 3.13% for the fourth quarter of 2006 and 2.38% for the first quarter of 2006. Average balances in VFG commercial paper increased to $63.8 million for the first quarter of 2007 at a cost of 4.73%, compared to $30.6 million at a cost of 4.00% for the first quarter of 2006 and remained stable on a linked quarter basis compared to $66.5 million at a cost of 4.67%. Average balances in FHLB advances increased to $62.2 million for the first quarter of 2007 at a cost of 5.00%, compared to $56.4 million at a cost of 4.18% for the first quarter of 2006 and stable on a linked quarter basis compared to $65.0 million at a cost of 4.70%.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended March 31,
	2007			2006
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,219,094	$22,026	7.33%	$1,157,736	$19,453	6.81%
Investment securities
Taxable	174,839	1,960	4.48%	152,945	1,614	4.28%
Tax exempt	94,854	1,451	6.12%	80,623	1,253	6.30%

Total investments	269,693	3,411	5.05%	233,568	2,867	4.98%

Interest bearing deposits	626	6	3.83%	5,961	35	2.38%
Federal funds sold	3,831	53	5.53%	30,691	276	3.65%

	274,150	3,470	5.05%	270,220	3,178	4.77%

Total earning assets	1,493,244	25,496	6.92%	1,427,956	22,631	6.43%

Total nonearning assets	112,808			96,907

Total assets	$1,606,052			$1,524,863

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$159,417	$63	0.16%	$180,122	$198	0.45%
Money market	179,678	1,256	2.83%	166,666	701	1.71%
Savings	96,518	302	1.27%	120,090	195	0.66%
Time deposits:
Less than $ 100,000	414,884	4,435	4.34%	372,152	3,185	3.47%
$100,000 and more	213,672	2,475	4.70%	175,314	1,681	3.89%

Total interest-bearing deposits	1,064,169	8,531	3.25%	1,014,344	5,960	2.38%

Federal funds purchased and securities sold under agreements to repurchase	7,883	108	5.48%	14,801	86	2.36%
Federal Home Loan Bank advances	62,205	777	5.00%	56,427	582	4.18%
Subordinated debt	20,619	417	8.09%	20,619	374	7.36%
Commercial paper	63,805	754	4.73%	30,602	302	4.00%
Other borrowings	345	5	5.80%	254	4	6.39%

	154,857	2,061	5.32%	122,703	1,348	4.46%

Total interest-bearing liabilities	1,219,026	10,592	3.51%	1,137,047	7,308	2.60%

Total noninterest-bearing liabilities	235,715			249,452

Total liabilities	1,454,741			1,386,499
Stockholders’ equity	151,311			138,364

Total liabilities and stockholders’ equity	$1,606,052			$1,524,863

Net interest income (tax equivalent)		$14,904			$15,323

Average interest rate spread			3.41%			3.83%
Interest expense as percentage of average earning assets			2.88%			2.08%
Net interest margin			4.05%			4.35%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Total non-interest income was $3.8 million for the first quarter of 2007, up compared with $3.3 million for the first quarter of 2006 and down sequentially compared with $4.0 million for the fourth quarter of 2006. Retail banking fee income increased $136 thousand or 8.5% to $1.7 million, compared to $1.6 million in the first quarter of 2006. Mortgage banking revenue amounted to $599 thousand, a decrease of $34 thousand or 5.4%, as compared to $633 thousand for the first quarter of 2006, and down sequentially $98 thousand or 14.1% from the fourth quarter of 2006. Revenues from trust and brokerage for the first quarter were $1.1 million, up $46 thousand or 4.4% compared to $1.0 million in the first quarter of 2006, and up sequentially $105 thousand or 10.7% from the fourth quarter of 2006. Fiduciary and brokerage assets under management were $628 million at March 31, 2007, representing an increase of $30.0 million or 5.0% from $598 million at December 31, 2006. Included in other non-interest income during first quarter 2007 was income associated with an investment in bank owned life insurance of $119 thousand. The Company invested $10 million in bank owned life insurance in July 2006.

Noninterest Expense

Non-interest expense for the first quarter of 2007 amounted to $12.3 million, up $1.1 million or 9.9% from $11.2 million for the same period in 2006, and up sequentially $230 thousand or 1.9% from the fourth quarter of 2006. This increase reflects incremental operating costs of $471 thousand associated with four branches and a loan production office opened during 2006. Additionally, $231 thousand of non-recurring transaction costs associated with the consummated combination of our Second Bank & Trust affiliate and former Virginia Heartland Bank affiliate during the first quarter. Increases in other operating expenses are attributed to increases in training costs and aforementioned transaction costs. VFG’s efficiency ratio was 65.6% for the quarter, compared to 59.6% for the same quarter in 2006. Excluding the impact of the nonrecurring transaction costs, the efficiency ratio was 64.4% for the quarter.

Income Taxes

Income tax expense for the first quarter of 2007 was $1.7 million resulting in an effective tax rate of 29.9% compared to $2.0 million, or 30.6%, for the first quarter of 2006. The decrease in the effective tax rate for the quarter is a result of tax free income generated by the purchase of bank owned life insurance in July 2006, and an increase in earnings from tax-exempt securities as a percentage of total income. The average balance of tax-exempt securities for the first quarter of 2007 increased by $14.2 million over the same period last year, resulting in an increase in related tax-exempt interest income.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

Asset quality remains strong, with VFG’s ratio of non-performing assets as a percentage of total assets amounting to .17% as of March 31, 2007, compared to .13% at March 31, 2006 and .19% at December 31, 2006. Net charge-offs as a percentage of average loans receivable amounted to .05% on an annualized basis for the quarter and for the same quarter a year ago. At March 31, 2007, the allowance for loan losses was approximately five times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.19%, the same percentage it was at December 31, 2006. VFG recorded a provision for loan losses for the first quarter of $165 thousand compared to net charge-offs of $164 thousand for the period, and compared to a provision of $510 thousand for the three months ended March 31, 2006. The reduction in provision is a result of reduced loan growth and continuing strength in asset quality during the period.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	March 31, 2007	December 31, 2006	March 31, 2006

Non-accrual loans	$2,709	$2,999	$1,787
Troubled debt restructurings	—	—	134
Foreclosed assets	38	38	79
Loans past due 90 days accruing interest	—	—	—

Total non-performing assets	$2,747	$3,037	$2,000

Nonperforming assets to total assets	0.17%	0.19%	0.13%

Nonperforming assets to loans and foreclosed property	0.23%	0.25%	0.17%

Allowance for loan losses as a percentage of loans receivable	1.19%	1.19%	1.17%

Allowance for loan losses as a percentage of nonperforming assets	527.88%	477.44%	697.05%

Annualized net charge-offs (recoveries) as a percentage of average loans receiveable	0.05%	(0.01%)	0.05%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the three months ended March 31, 2007, the Company retained $2.3 million, or 57.0% of its net income. Stockholders’ equity increased by $14.1 million, reflecting the earnings retention and a increase of $340 thousand in accumulated comprehensive income net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of March 31, 2007, the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of March 31, 2007 (In thousands):

Tier 1 capital	$156,274
Tier 2 capital	14,805
Total risk-based capital	171,079
Total risk-weighted assets	1,355,949
Average adjusted total assets	1,590,524
Capital ratios:
Tier 1 risk-based capital ratio	11.53%
Total risk-based capital ratio	12.62%
Leverage ratio (Tier 1 capital to average adjusted total assets)	9.83%
Equity to assets ratio	9.58%
Tangible equity to assets ratio	8.58%

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

The liquidity of the Parent Company also represents an important aspect of liquidity management. The Parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the subordinated debt security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2006.

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

PART I - FINANCIAL INFORMATION

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

There have been no changes to the identified risk factors as disclosed in VFG’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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
May 9, 2007

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 9, 2007