Form 10-Q
period 2007-06-30
VIRGINIA FINANCIAL GROUP INC
filed 2007-08-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,792,797 shares of Common Stock, par value $1.00 per share, were outstanding as of July 30, 2007.

VIRGINIA FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	JUNE 30, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$40,689	$48,747
Federal funds sold	229	8,590
Interest-bearing deposits in banks	533	298
Investment securities (market value: 2007, $253,876; 2006, $264,152)	253,960	264,141
Mortgage loans held for sale	9,890	7,640
Loans receivable, net of allowance for loan losses, 2007, $14,495; 2006, $14,500	1,180,352	1,203,132
Premises and equipment, net	38,328	35,853
Accrued interest receivable	8,103	8,197
Deferred income tax asset	5,894	5,446
Core deposit intangibles, net	3,546	3,871
Goodwill	13,896	13,896
Bank owned life insurance	10,471	10,231
Other assets	17,738	15,947

Total assets	$1,583,629	$1,625,989

LIABILITIES
Deposits:
Noninterest-bearing	$233,110	$239,672
Interest-bearing	1,003,232	1,078,609

Total deposits	1,236,342	1,318,281
Federal Home Loan Bank advances	85,500	65,000
Subordinated debt	20,619	20,619
Commercial paper	73,724	58,632
Other borrowings	873	561
Accrued interest payable	3,798	4,274
Other liabilities	7,757	7,970

Total liabilities	1,428,613	1,475,337

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 2007: 10,792,797 shares issued and outstanding; 2006: 10,784,303 shares issued and outstanding;	10,793	10,784
Additional paid-in capital	34,174	33,970
Retained earnings	112,021	106,924
Accumulated other comprehensive loss, net	(1,972)	(1,026)

Total stockholders’ equity	155,016	150,652

Total liabilities and stockholders’ equity	$1,583,629	$1,625,989

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$22,278	$20,834
Federal funds sold and deposits in other banks	13	162
Investment securities:
Taxable	1,715	1,512
Tax exempt	926	845
Dividends	134	111

Total interest income	25,066	23,464

Interest Expense
Deposits	7,843	6,594
Federal funds purchased and securities sold under agreements to repurchase	117	64
Federal Home Loan Bank advances	969	623
Subordinated debt	421	402
Commercial paper	791	531
Other borrowings	10	8

Total interest expense	10,151	8,222

Net interest income	14,915	15,242
Provision for loan losses	—	100

Net interest income after provision for loan losses	14,915	15,142

Noninterest Income
Retail banking fees	1,920	1,767
Commissions and fees from fiduciary activities	857	781
Brokerage fee income	294	170
Mortgage banking-related fees	645	853
Gains on sale of premises and equipment	1	80
Losses on sale of securities available for sale	(32)	(18)
Income from bank owned life insurance	121	—
Other operating income	530	246

Total noninterest income	4,336	3,879

Noninterest Expense
Compensation and employee benefits	7,037	6,596
Net occupancy	885	732
Supplies and equipment	1,166	1,016
Amortization-intangible assets	161	157
Marketing	393	307
State franchise taxes	299	216
Data processing	430	308
Professional fees	378	148
Telecommunications	236	272
Other operating expenses	1,869	1,703

Total noninterest expense	12,854	11,455

Income before income taxes	6,397	7,566
Income tax expense	1,856	2,326

Net income	$4,541	$5,240

Earnings per share, basic	$0.42	$0.49

Earnings per share, diluted	$0.42	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$44,264	$40,268
Federal funds sold and deposits in other banks	71	474
Investment securities:
Taxable	3,549	3,010
Tax exempt	1,869	1,659
Dividends	260	226

Total interest income	50,013	45,637

Interest Expense
Deposits	16,373	12,556
Federal funds purchased and securities sold under agreements to repurchase	225	148
Federal Home Loan Bank advances	1,746	1,205
Subordinated debt	838	776
Commercial paper	1,545	833
Other borrowings	16	12

Total interest expense	20,743	15,530

Net interest income	29,270	30,107
Provision for loan losses	165	610

Net interest income after provision for loan losses	29,105	29,497

Noninterest Income
Retail banking fees	3,663	3,375
Commissions and fees from fiduciary activities	1,685	1,592
Brokerage fee income	550	396
Mortgage banking-related fees	1,244	1,486
(Losses) gains on sale of premises and equipment	(4)	76
Losses on sale of securities available for sale	(32)	(199)
Income from bank owned life insurance	240	—
Other operating income	818	416

Total noninterest income	8,164	7,142

Noninterest Expense
Compensation and employee benefits	13,856	13,197
Net occupancy	1,759	1,498
Supplies and equipment	2,286	1,992
Amortization-intangible assets	325	257
Marketing	642	432
State franchise taxes	543	463
Data processing	898	691
Professional fees	528	279
Telecommunications	475	547
Other operating expenses	3,829	3,282

Total noninterest expense	25,141	22,638

Income before income taxes	12,128	14,001
Income tax expense	3,568	4,297

Net income	$8,560	$9,704

Earnings per share, basic	$0.79	$0.90

Earnings per share, diluted	$0.79	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, January 1, 2006	$10,759	$33,298	$94,061	$(2,013)		$136,105
Comprehensive income:
Net income	—	—	9,704	—	$9,704	9,704
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $353)	—	—	—	—	(655)	—

Reclassification adjustment (net of tax of $70)	—	—	—	—	129	—

Other comprehensive loss	—	—	—	(526)	(526)	(526)

Total comprehensive income	—	—	—	—	$9,178	—

Cash dividends ($.30 per share)	—	—	(3,235)	—		(3,235)
Stock-based compensation expense (5,851 shares)	6	128	—	—		134
Exercise of stock options (2,600 shares)	3	54	—	—		57

Balance, June 30, 2006	$10,768	$33,480	$100,530	$(2,539)		$142,239

Balance, January 1, 2007	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	8,560	—	$8,560	8,560
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $521)	—	—	—	—	(967)	—
Reclassification adjustment (net of tax of $11)	—	—	—	—	21	—

Other comprehensive loss	—	—	—	(946)	(946)	(946)

Total comprehensive income	—	—	—	—	$7,593	—

Cash dividends ($.32 per share)	—	—	(3,463)	—		(3,463)
Stock-based compensation expense (7,594 shares)	8	196	—	—		204
Exercise of stock options (900 shares)	1	8	—	—		9

Balance, June 30, 2007	$10,793	$34,174	$112,021	$(1,972)		$155,016

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$8,560	$9,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,525	1,408
Amortization of intangible assets	325	257
Provision for loan losses	165	610
Deferred tax expense (benefit)	62	(170)
Employee benefit plan expense	103	109
Stock-based compensation expense	204	134
Losses (gains) on sale of premises and equipment	4	(76)
Losses on sale of securities available for sale	32	199
Gains on sale of mortgage loans	(1,244)	(1,486)
Proceeds from sale of mortgage loans	57,720	73,217
Origination of mortgage loans for sale	(58,726)	(67,230)
Amortization of securities premiums and accretion of discounts, net	(1)	178
Income on bank owned life insurance	(240)	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	94	(338)
Increase in other assets	(1,829)	(510)
(Decrease) increase in accrued interest payable	(476)	734
Decrease in other liabilities	(315)	(1,771)

Net cash provided by operating activities	$5,963	$14,969

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$50,348	$41,122
Proceeds from sales and calls of securities available for sale	588	21,418
Purchase of securities available for sale	(42,242)	(66,066)
Net decrease (increase) in loans	22,615	(56,534)
Proceeds from sale of premises and equipment	8	5,603
Purchase of premises and equipment	(4,012)	(5,058)
Proceeds from sale of foreclosed assets	37	75

Net cash provided (used) in investing activities	$27,342	$(59,440)

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Financing Activities
Net decrease in demand, money market and savings deposits	$(62,982)	$(36,105)
Net (decrease) increase in certificates of deposit	(18,957)	77,303
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(15,890)
Proceeds from Federal Home Loan Bank advances	35,000	76,000
Principal payments on Federal Home Loan Bank advances	(35,000)	(41,000)
Net increase in commercial paper	15,092	24,380
Net increase (decrease) in other borrowings	20,812	(830)
Proceeds from exercise of stock options	9	57
Cash dividends paid	(3,463)	(3,235)

Net cash (used) provided by financing activities	$(49,489)	$80,680

(Decrease) increase in cash and cash equivalents	$(16,184)	$36,209

Cash and Cash Equivalents
Beginning	57,635	48,016

Ending	$41,451	$84,225

Supplemental Schedule of Noncash Investing Activities
Foreclosed assets acquired in settlement of loans	$—	$38

Unrealized (losses) gains on securities available for sale	$(1,456)	$810

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company (Culpeper), and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. See Note 10 for subsequent event information related to VFG’s pending merger of equals transaction with FNB Corporation. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	The results of operations for the six month period ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s loan portfolio is composed of the following (In thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Real estate loans:
Construction and land development	$215,142	$209,583
Secured by 1-4 family residential	317,879	306,423
Commercial and multifamily	524,527	550,081
Commercial, financial and agricultural loans	100,441	110,939
Consumer loans	29,580	33,030
All other loans	6,266	6,762

Total loans	1,193,835	1,216,818
Deferred loan costs	1,012	814
Allowance for loan losses	(14,495)	(14,500)

Net loans	$1,180,352	$1,203,132

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Activity in the allowance for loan losses is as follows (In thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
Balance, beginning	$14,500	$13,581	$13,581
Provisions for loan losses	165	750	610
Loans charged off	(245)	(402)	(226)
Recoveries	75	571	78

Net (charge-offs) recoveries	(170)	169	(148)

Balance, ending	$14,495	$14,500	$14,043

Information about impaired loans as of the periods indicated is as follows (In thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Impaired loans for which an allowance has been provided	$2,622	$3,949
Impaired loans for which an allowance has not been provided	3,174	2,439

Total impaired loans	5,796	6,388

Allowance provided for impaired loans, included in the allowance for loan losses	$510	$763

5.	Commercial Paper and Other Borrowings:

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding was $73.7 million and $58.6 million at June 30, 2007 and December 31, 2006, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at June 30, 2007 and December 31, 2006, respectively.

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

The following table shows certain information regarding the Company’s commercial paper (In thousands):

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
End of period balance	$73,724	$48,872
Weighted average rate at end of period	4.58%	4.49%
Average balance	69,605	48,919
Weighted average rate	4.50%	4.40%
Maximum balance of any month-end during the period	73,724	57,109

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
End of period balance	$73,724	$48,872
Weighted average rate at end of period	4.58%	4.49%
Average balance	66,721	39,937
Weighted average rate	4.61%	4.24%
Maximum balance of any month-end during the period	73,724	57,109

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2007 and 2006. Potential dilutive stock had no effect on income available to common stockholders.

	2007		2006
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,792,467	$.42	10,770,557	$.49
Effect of dilutive securities:
Restricted stock	3,570	—	28,455	—
Stock options	21,845	—	50,492	(.01)

Diluted earnings per share	10,817,882	$.42	10,849,504	$.48

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2007 and 2006. Potential dilutive stock had no effect on income available to common stockholders.

	2007		2006
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,791,224	$.79	10,767,905	$.90
Effect of dilutive securities:
Restricted stock	3,674	—	29,436	—
Stock options	24,454	—	50,501	(.01)

Diluted earnings per share	10,819,352	$.79	10,847,842	$.89

In 2007 and 2006, stock options representing 169,793 and 17,258 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

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

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the six month period.

Included within compensation and employee benefits expense for the six month period ended June 30, 2007 and 2006 is $229 thousand and $134 thousand of stock-based compensation, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Depending on the specific characteristics of the related options, fair value was estimated using either the Lattice or the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 5.13 to 6.5 years, volatility ranging from 22.6%, to 28.8%, risk-free interest rate of 4.57% to 4.78% and an expected dividend yield of 2.4% to 2.9%.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2007 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2007	30,058	$24.03	$841

Granted	10,917	26.49
Vested & Exercised	(7,195)	23.70	$(191)

Forfeited	(3,630)	24.73

Nonvested at June 30, 2007	51,800	$24.92	$669

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option plan at June 30, 2007 and 2006 and changes during the periods ended on those dates are as follows:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	193,616	$21.17	149,145	$17.41
Granted	56,968	30.07	66,645	27.06
Forfeited	(960)	25.24	(3,900)	14.67
Expired	(2,403)	17.73	(4,350)	21.25
Exercised	(900)	9.73	—	—

Outstanding, June 30	246,321	$23.28	207,540	$20.49

Exercisable, June 30	118,382		109,308

The aggregate intrinsic value of the options outstanding as of June 30, 2007 was $666 thousand. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2007 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of June 30, 2007 was $642 thousand. The weighted average remaining contractual life is 5.3 years for exercisable options at June 30, 2007.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2007 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Stock	Total
For the remaining six months of 2007	$120	$117	$237
For year ended December 31, 2008	210	221	431
For year ended December 31, 2009	175	160	335
For year ended December 31, 2010	159	92	251
For year ended December 31, 2011	76	48	124
For year ended December 31, 2012	3	2	5

Total	$743	$640	$1,383

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plan:

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

The components of net periodic benefit cost are as follows (In thousands):

	Six Months Ended June 30,
	2007	2006
Service cost	$87	$86
Interest cost	133	122
Expected return on plan assets	(146)	(124)
Amortization of prior service cost	16	16
Amortization of net obligation at transition	20	32

Net periodic benefit cost	$110	$132

The Company made cash contributions of $57 thousand to the plan during the first six months of 2007 and anticipates contributing $640 thousand in total to the plan for 2007.

9.	Resource Reallocation Initiative:

As previously announced, the Company commenced a program to adjust staffing to appropriate levels and reallocate resources to compliment future expansion plans of the Company. As a part of this program the Company is closing five branches on August 3, 2007 and reducing the workforce through the branch closings and a separate company-wide initiative by approximately 7%. The cost of implementing this program is estimated to result in cumulative charges totaling $89 thousand ($58 thousand after tax).

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the plan and the related liability are presented in the following table:

For the Six Months Ended June 30, 2007
(In thousands)
Reallocation liability, January 1, 2007	$—
Reallocation charges:
Employee termination benefit costs	60
Lease termination costs	19
Branch consolidation / relocation costs	25

Reallocation charges June 30, 2007	104
Cash expenditures	(15)

Reallocation liability, June 30, 2007	$89

10.	Subsequent Event:

As previously announced, the Company entered into a definitive agreement with FNB Corporation, Christiansburg, Virginia, to combine in a merger of equals transaction, creating the largest independent bank holding company headquartered in the Commonwealth of Virginia.

Under the terms of the merger agreement, FNB shareholders will receive 1.5850 shares of VFG common stock for each of their shares of FNB common stock, with each share of VFG common stock becoming one share of common stock of the resulting holding company. Each option to purchase a share of VFG and FNB common stock outstanding immediately prior to the effective date will be converted into an option to purchase shares of common stock of the resulting holding company, adjusted for the exchange ratio.

The merger is subject to customary closing conditions, including approval by VFG’s and FNB’s shareholders and by both companies’ regulatory agencies. It is expected to be completed during the last quarter of 2007.

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” . This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The implementation of these two consensuses is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax consequences in accordance with Statement of Financial Accounting Standards 5 (SFAS 5), “Accounting for Contingencies”. As required by Interpretation No. 48, which clarifies Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recorded no adjustment for future tax benefits.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, other periodic reports filed by VFG under the Securities Exchange Act of 1934 and any other written or oral statements made by or on behalf of VFG may include forward-looking statements that reflect VFG’s current views with respect to future events and financial performance. VFG intends that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement in order to claim the protections provided by such safe harbor provisions. Forward-looking statements are not based on historical information, but are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to , management at the time the statements are made and are, therefore, subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

Our ability to achieve the earnings expectations related to the businesses that were acquired, or that may be acquired in the future, including our announced plan to merge with FNB Corporation, which in turn depends on a variety of factors, including:

•	Our ability to achieve the anticipated cost savings and revenue enhancements with the respect to the acquired operations;

•	The continued growth of the markets that the acquired entities serve, consistent with recent historical experience;

•	The difficulties related to the integration of the businesses, including retention of key personnel and integration of information systems.

•	Competitive pressure in the banking industry or in VFG’s markets may increase significantly,

•	Changes in the interest rate environment may reduce margins,

•	General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration,

•	Changes may occur in banking legislation and regulation,

•	Changes may occur in general business conditions, and

•	Changes may occur in the securities markets.

When we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. VFG undertakes no obligation to update or revise any forward-looking statements.

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

The Company’s banking subsidiaries conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the banking subsidiaries have an eight point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates. The total of specific reserves required for impaired classified loans, the calculated reserves by loan category and the unallocated reserve are then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $325 thousand and $257 thousand for the six months ended June 30, 2007 and 2006, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally five years. The Company has adopted SFAS 123R, which requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Results of Operations

VFG’s second quarter 2007 earnings were $4.5 million, down 13.3% from $5.2 million for the second quarter of 2006, and up sequentially 13.0% from $4.0 million in the first quarter of 2007. Net income per diluted share was $.42, down 12.5% from $.48 for the same period in 2006 and up 13.5% from $.37 in the first quarter of 2007. VFG’s earnings for the second quarter of 2007 produced an annualized return on average assets (ROA) of 1.15% and an annualized return on average equity (ROE) of 11.82%, compared to prior year ratios of 1.35% and 14.74%, respectively. For the first six months of 2007, net income was $8.6 million, down 11.8% from $9.7 million for the same period in 2006. Net income per diluted share was $.79, down 11.2% from $.89 for the first six months of 2006. ROA and ROE for the six month period was 1.08% and 11.31%, respectively, compared to 1.27% and 13.93% for the same period in 2006.

Net Interest Income

Net interest income amounted to $14.9 million for the second quarter of 2007, down $327 thousand or 2.1% compared with $15.2 million for the same quarter in 2006. Net interest margin compression of thirteen basis points when compared to the same quarter in the prior year, coupled with an acceleration of funding costs, led to this decrease. The net interest margin for the second quarter of 2007 was 4.22%, up seventeen basis points, compared to 4.05% for the first quarter of 2007, and down thirteen basis points when compared to 4.35% for the second quarter of 2006. Normalizing the net interest margin for an interest adjustment on a participation loan recorded during the period would have resulted in a net interest margin of 4.13% for the current quarter. Asset yields rose sequentially, with an average yield on assets of 6.99% for the second quarter of 2007, compared to 6.92% for the first quarter of 2007 and 6.62% for the second quarter of 2006. On a linked quarter basis, the average cost of interest bearing liabilities decreased to 3.43% for the second quarter of 2007, as compared to 3.51% for the first quarter of 2007, and increased fifty-nine basis points when compared to 2.84% for the second quarter of 2006. Average balances in VFG commercial paper increased to $69.6 million for the second quarter of 2007 at a cost of 4.50%, compared to $48.5 million at a cost of 4.40% for the second quarter of 2006 and increased on a linked quarter basis as compared to $63.8 million at a cost of 4.73% for the first quarter of 2007. Average balances in FHLB advances increased to $73.6 million for the second quarter of 2007 at a cost of 5.20%, compared to $55.5 million at a cost of 4.50% for the second quarter of 2006, and increased on a linked quarter basis compared to $62.2 million at a cost of 5.00%. For the six months ended June 30, 2007, net interest income was $29.3 million, a decrease of $837 thousand or 2.8% from $30.1 million for the same period in 2006. The net interest margin for the six month period ended June 30, 2007 was 4.14%, compared to 4.35% for the same period in 2006. Continuing pressures of a flat yield curve affecting the entire industry and our increased costs related to short-term wholesale funding are key reasons for the decline in our margin.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended June 30,
	(unaudited)
	2007			2006
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,209,394	$22,317	7.40%	$1,188,071	$20,886	7.05%
Investment securities
Taxable	164,210	1,849	4.45%	154,145	1,622	4.22%
Tax exempt	93,876	1,425	6.01%	84,328	1,300	6.18%

Total investments	258,086	3,274	5.02%	238,473	2,922	4.91%
Interest bearing deposits	378	4	4.19%	3,842	29	3.03%
Federal funds sold	667	9	5.34%	22,605	133	2.36%

	259,131	3,287	5.02%	264,920	3,084	4.67%

Total earning assets	1,468,525	25,604	6.99%	1,452,991	23,970	6.62%

Total nonearning assets	114,050			106,274

Total assets	$1,582,575			$1,559,265

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$164,391	$70	0.17%	$175,080	$243	0.56%
Money market	149,997	898	2.40%	156,687	679	1.74%
Savings	95,490	325	1.37%	109,907	173	0.63%
Time deposits:
Less than $100,000	397,884	4,199	4.23%	392,281	3,609	3.69%
$100,000 and more	204,382	2,351	4.61%	184,713	1,890	4.10%

Total interest-bearing deposits	1,012,144	7,843	3.11%	1,018,668	6,594	2.60%
Federal funds purchased and securities sold under agreements to repurchase	8,352	117	5.54%	18,884	64	1.36%
Federal Home Loan Bank advances	73,643	968	5.20%	55,496	623	4.50%
Subordinated debt	20,619	421	8.08%	20,619	402	7.82%
Commercial paper	69,605	791	4.50%	48,451	531	4.40%
Other borrowings	715	11	6.09%	468	8	6.86%

	172,934	2,308	5.28%	143,918	1,628	4.54%

Total interest-bearing liabilities	1,185,078	10,151	3.43%	1,162,586	8,222	2.84%

Total noninterest-bearing liabilities	243,452			254,096

Total liabilities	1,428,530			1,416,682
Stockholders’ equity	154,045			142,583

Total liabilities and stockholders’ equity	$1,582,575			$1,559,265

Net interest income (tax equivalent)		$15,453			$15,748

Average interest rate spread			3.57%			3.78%
Interest expense as percentage of average earning assets			2.77%			2.27%
Net interest margin			4.22%			4.35%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Six months ended June 30,
	(unaudited)
	2007			2006
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,214,647	$44,343	7.36%	$1,173,227	$40,338	6.93%
Investment securities
Taxable	169,495	3,809	4.47%	153,548	3,236	4.25%
Tax exempt	94,363	2,876	6.06%	82,485	2,553	6.24%

Total investments	263,858	6,685	5.04%	236,033	5,789	4.95%
Interest bearing deposits	501	10	3.97%	4,895	65	2.68%
Federal funds sold	2,241	61	5.41%	26,627	409	3.10%

	266,600	6,756	5.04%	267,555	6,263	4.72%

Total earning assets	1,481,247	51,099	6.96%	1,440,782	46,601	6.52%

Total nonearning assets	113,922			101,616

Total assets	$1,595,169			$1,542,398

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$161,918	$133	0.17%	$177,160	$443	0.50%
Money market	164,755	2,154	2.64%	161,649	1,380	1.72%
Savings	96,002	627	1.32%	114,970	369	0.65%
Time deposits:
Less than $100,000	406,338	8,632	4.28%	382,272	6,794	3.58%
$100,000 and more	209,001	4,827	4.66%	180,040	3,570	4.00%

Total interest-bearing deposits	1,038,014	16,373	3.18%	1,016,091	12,556	2.49%
Federal funds purchased and securities sold under agreements to repurchase	8,118	225	5.51%	17,281	148	1.73%
Federal Home Loan Bank advances	67,956	1,745	5.11%	55,959	1,205	4.34%
Subordinated debt	20,619	838	8.08%	20,619	776	7.59%
Commercial paper	66,721	1,545	4.61%	39,576	833	4.24%
Other borrowings	531	16	5.99%	361	12	6.70%

	163,945	4,369	5.30%	133,796	2,974	4.48%

Total interest-bearing liabilities	1,201,959	20,742	3.47%	1,149,887	15,530	2.72%

Total noninterest-bearing liabilities	240,525			252,026

Total liabilities	1,442,484			1,401,913
Stockholders’ equity	152,685			140,485

Total liabilities and stockholders’ equity	$1,595,169			$1,542,398

Net interest income (tax equivalent)		$30,357			$31,071

Average interest rate spread			3.49%			3.80%
Interest expense as percentage of average earning assets			2.82%			2.17%
Net interest margin			4.14%			4.35%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total non-interest income was $4.3 million for the second quarter of 2007, up compared with $3.9 million for the second quarter of 2006 and up sequentially compared with $3.8 million for the first quarter of 2007. Retail banking fee income increased $153 thousand or 8.7% to $1.9 million, compared to $1.8 million in the second quarter of 2006. Mortgage banking revenue amounted to $645 thousand, a decrease of $208 thousand or 24.4%, as compared to $853 thousand for the second quarter of 2006, and up sequentially $46 thousand or 7.7% from the first quarter of 2007. Revenues from trust and brokerage for the second quarter were $1.2 million, up $200 thousand or 21.0% compared to $1.0 million in the second quarter of 2006, and up sequentially $67 thousand or 6.2% from the first quarter of 2007. Fiduciary and brokerage assets under management were $633 million at June 30, 2007, up slightly from $628 million at March 31, 2007. Included in other non-interest income during second quarter 2007 was income associated with an investment in bank owned life insurance of $121 thousand for second quarter 2007 and $240 thousand for the six month period, compared to none in 2006 for both periods.

Noninterest Expense

Non-interest expense for the second quarter of 2007 amounted to $12.9 million, up $1.4 million or 12.2% from $11.5 million for the same period in 2006, and up sequentially $567 thousand or 4.6% from the first quarter of 2007. Marketing and professional fee increases noted from first quarter 2007 are attributable to a company-wide direct mail marketing initiative. Total nonrecurring costs associated with the previously announced asset reallocation initiative and charter consolidation amounted to $152 thousand during the second quarter. For the six month period ended June 30, 2007, non-interest expense amounted to $25.1 million, an increase of $2.5 million or 11.1% over $22.6 million for the same period in 2006. This increase reflects incremental operating costs primarily in compensation, occupancy and supplies of $1.2 million associated with four branches and two loan production offices during 2006 and 2007, respectively. VFG’s efficiency ratio was 64.9% for the quarter, compared to 58.5% for the same quarter in 2006. For the six month period ended June 30, 2007, the efficiency ratio was 65.2%, compared to 59.0% for the same period in 2006. Excluding the impact of nonrecurring revenue and expense items noted above, the efficiency ratio was 65.2% and 64.8% for the quarter and six month period, respectively.

Income Taxes

Income tax expense for the second quarter of 2007 was $1.9 million resulting in an effective tax rate of 29.0% compared to $2.3 million, or 30.7%, for the second quarter of 2006. For the six month period ended June 30, 2007, income tax expense amounted to $3.6 million, resulting in an effective tax rate of 29.4% compared to $4.3 million, or 30.7% for the same period in 2006. The decrease in the effective tax rate for the quarter is a result of tax free income generated by the purchase of bank owned life insurance in July 2006, and an increase in earnings from tax-exempt securities as a percentage of total income. The average balance of tax-exempt securities for the second quarter of 2007 increased by $9.5 million over the same period last year, resulting in an increase in related tax-exempt interest income.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

VFG’s ratio of non-performing assets as a percentage of total assets amounted to 0.20% as of June 30, 2007, compared to 0.16% at June 30, 2006 and 0.17% at March 31, 2007. Net charge-offs as a percentage of average loans receivable amounted to none on an annualized basis for the quarter and 0.03% for the six month period ended June 30, 2007, compared to none and 0.03% for the same periods in 2006. At June 30, 2007, the allowance for loan losses was approximately five times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.21%. VFG did not record a provision for loan losses for the second quarter, compared to $100 thousand for the three months ended June 30, 2006. The reduction in provision is a result of loan contraction experienced during the quarter and continuing strength in asset quality. For the six month period ended June 30, 2007, the provision for loan losses was $165 thousand, a decrease of $445 thousand or 72.9% compared to the same period in 2006.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
Non-accrual loans	$3,139	$2,999	$2,339
Troubled debt restructurings	—	—	113
Foreclosed assets	—	38	38
Loans past due 90 days accruing interest	—	—	—

Total non-performing assets	$3,139	$3,037	$2,490

Nonperforming assets to total assets	0.20%	0.19%	0.16%

Nonperforming assets to loans and foreclosed property	0.26%	0.25%	0.21%

Allowance for loan losses as a percentage of loans receivable	1.21%	1.19%	1.17%

Allowance for loan losses as a percentage of nonperforming assets	461.77%	477.44%	563.98%

Annualized net charge-offs (recoveries) as a percentage of average loans receivable	0.03%	(0.01%)	0.03%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the six months ended June 30, 2007, the Company retained $5.1 million, or 59.5% of its net income. Stockholders’ equity increased by $4.4 million, reflecting the earnings retention and a decrease of $946 thousand in accumulated comprehensive income net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of June 30, 2007, the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of June 30, 2007 (In thousands):

Tier 1 capital	$159,983
Tier 2 capital	14,798
Total risk-based capital	174,781
Total risk-weighted assets	1,326,764
Average adjusted total assets	1,567,520
Capital ratios:
Tier 1 risk-based capital ratio	12.06%
Total risk-based capital ratio	13.17%
Leverage ratio (Tier 1 capital to average adjusted total assets)	10.21%
Equity to assets ratio	9.79%
Tangible equity to assets ratio	8.79%

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

The liquidity of the Company also represents an important aspect of liquidity management. The Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Company are the management fees and dividends it receives from its banking and trust subsidiaries, a working line of credit with a correspondent bank, and availability of the subordinated debt security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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

ITEM 1a. RISK FACTORS.

Please refer to the section above at the beginning of Part II captioned “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risk factors applicable to VFG.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on May 14, 2007.

The following directors were elected for terms expiring in 2010, with the following votes:

	For	Withheld
Lee S. Baker	7,937,996	166,737
O.R. Barham, Jr.	7,983,129	121,604
P. William Moore, Jr.	7,991,810	112,923
Thomas F. Williams, Jr.	7,974,303	130,430

The following directors’ term of office continued after the meeting:

E. Page Butler	Gregory L. Fisher
Taylor E. Gore	Christopher M. Hallberg
Jan S. Hoover	Martin F. Lightsey
H. Wayne Parrish

Votes were cast in favor of ratification of the appointment of Grant Thornton LLP as external auditors of the Company for fiscal 2007.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

Exhibit No. 3.1	Articles of Incorporation of Virginia Financial Group, Inc., as amended effective August 24, 2006.

Exhibit No. 3.2	Bylaws of Virginia Financial Group, Inc., as amended effective January 20, 2004.

Exhibit No. 10.11	Virginia Financial Group, Inc. Executive Incentive Plan, as amended May 14, 2007.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA FINANCIAL GROUP, INC.

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 9, 2007

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 9, 2007