Form 10-Q
period 2007-09-30
VIRGINIA FINANCIAL GROUP INC
filed 2007-11-09
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,795,843 shares of Common Stock, par value $1.00 per share, were outstanding as of November 1, 2007.

VIRGINIA FINANCIAL GROUP, INC.

INDEX

PART I—FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$41,781	$48,747
Federal funds sold	512	8,590
Interest-bearing deposits in banks	352	298
Investment securities (market value: 2007, $242,550; 2006, $264,152)	242,542	264,141
Mortgage loans held for sale	6,648	7,640
Loans receivable, net of allowance for loan losses, 2007, $14,617; 2006, $14,500	1,196,696	1,203,132
Premises and equipment, net	37,186	35,853
Accrued interest receivable	8,198	8,197
Deferred income tax asset	5,032	5,446
Core deposit intangibles, net	3,386	3,871
Goodwill	13,896	13,896
Bank owned life insurance	10,597	10,231
Other assets	19,890	15,947

Total assets	$1,586,716	$1,625,989

LIABILITIES
Deposits:
Noninterest-bearing	$214,412	$239,672
Interest-bearing	959,001	1,078,609

Total deposits	1,173,413	1,318,281
Federal funds purchased and securities sold under agreements to repurchase	35,500	—
Federal Home Loan Bank advances	107,000	65,000
Subordinated debt	20,619	20,619
Commercial paper	76,082	58,632
Other borrowings	4,213	561
Accrued interest payable	3,537	4,274
Other liabilities	7,200	7,970

Total liabilities	1,427,564	1,475,337

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 2007: 10,795,097 shares issued and outstanding; 2006: 10,784,303 shares issued and outstanding;	10,795	10,784
Additional paid-in capital	34,327	33,970
Retained earnings	114,616	106,924
Accumulated other comprehensive loss, net	(586)	(1,026)

Total stockholders’ equity	159,152	150,652

Total liabilities and stockholders’ equity	$1,586,716	$1,625,989

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$21,891	$21,618
Federal funds sold and deposits in other banks	13	386
Investment securities:
Taxable	1,738	1,772
Tax exempt	922	844
Dividends	150	131

Total interest income	24,714	24,751

Interest Expense
Deposits	7,634	7,601
Federal funds purchased and securities sold under agreements to repurchase	190	25
Federal Home Loan Bank advances	1,206	860
Subordinated debt	426	434
Commercial paper	844	658
Other borrowings	12	4

Total interest expense	10,312	9,582

Net interest income	14,402	15,169
Provision for loan losses	200	—

Net interest income after provision for loan losses	14,202	15,169

Noninterest Income
Retail banking fees	2,008	1,793
Commissions and fees from fiduciary activities	855	728
Brokerage fee income	185	169
Mortgage banking-related fees	602	686
(Losses) gains on sale of premises and equipment	(19)	216
Gains on sale of securities available for sale	67	—
Income from bank owned life insurance	135	119
Other operating income	424	354

Total noninterest income	4,257	4,065

Noninterest Expense
Compensation and employee benefits	6,635	6,707
Net occupancy	907	754
Supplies and equipment	1,017	1,053
Amortization-intangible assets	161	161
Marketing	480	332
State franchise taxes	298	252
Data processing	451	333
Professional fees	195	357
Telecommunications	273	226
Other operating expenses	1,971	1,751

Total noninterest expense	12,388	11,926

Income before income taxes	6,071	7,308
Income tax expense	1,748	2,239

Net income	$4,323	$5,069

Earnings per share, basic	$0.40	$0.47

Earnings per share, diluted	$0.40	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$66,154	$61,885
Federal funds sold and deposits in other banks	84	860
Investment securities:
Taxable	5,287	4,782
Tax exempt	2,792	2,504
Dividends	410	357

Total interest income	74,727	70,388

Interest Expense
Deposits	24,008	20,157
Federal funds purchased and securities sold under agreements to repurchase	415	173
Federal Home Loan Bank advances	2,951	2,065
Subordinated debt	1,264	1,209
Commercial paper	2,388	1,491
Other borrowings	28	17

Total interest expense	31,054	25,112

Net interest income	43,673	45,276
Provision for loan losses	365	610

Net interest income after provision for loan losses	43,308	44,666

Noninterest Income
Retail banking fees	5,671	5,166
Commissions and fees from fiduciary activities	2,541	2,321
Brokerage fee income	735	566
Mortgage banking-related fees	1,846	2,173
(Losses) gains on sale of premises and equipment	(23)	292
Gains (losses) on sale of securities available for sale	36	(199)
Income from bank owned life insurance	366	119
Other operating income	1,248	1,065

Total noninterest income	12,420	11,503

Noninterest Expense
Compensation and employee benefits	20,492	19,992
Net occupancy	2,666	2,258
Supplies and equipment	3,303	3,057
Amortization-intangible assets	485	417
Marketing	1,122	767
State franchise taxes	840	716
Data processing	1,349	1,024
Professional fees	722	636
Telecommunications	747	774
Other operating expenses	5,803	5,221

Total noninterest expense	37,529	34,862

Income before income taxes	18,199	21,307
Income tax expense	5,317	6,535

Net income	$12,882	$14,772

Earnings per share, basic	$1.19	$1.37

Earnings per share, diluted	$1.19	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, January 1, 2006	$10,759	$33,298	$94,061	$(2,013)		$136,105
Comprehensive income:
Net income	—	—	14,772	—	$14,772	14,772
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $402)	—	—	—	—	747	—
Reclassification adjustment (net of tax of $70)	—	—	—	—	129	—

Other comprehensive income	—	—	—	876	876	876

Total comprehensive income	—	—	—	—	$15,648	—

Cash dividends ($.45 per share)	—	—	(4,911)	—		(4,911)
Stock-based compensation expense (9,571 shares)	9	232	—	—		241
Exercise of stock options (2,600 shares)	3	54	—	—		57

Balance, September 30, 2006	$10,771	$33,584	$103,922	$(1,137)		$147,140

Balance, January 1, 2007	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	12,882	—	$12,882	12,882
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $225)	—	—	—	—	417	—
Reclassification adjustment (net of tax of $13)	—	—	—	—	23	—

Other comprehensive income	—	—	—	440	440	440

Total comprehensive income	—	—	—	—	$13,299	—

Cash dividends ($.48 per share)	—	—	(5,190)	—		(5,190)
Stock-based compensation expense (7,594 shares)	8	321	—	—		329
Exercise of stock options (3,200 shares)	3	36	—	—		39

Balance, September 30, 2007	$10,795	$34,327	$114,616	$(586)		$159,152

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$12,882	$14,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,235	2,113
Amortization of intangible assets	485	417
Provision for loan losses	365	610
Deferred tax expense (benefit)	177	(294)
Employee benefit plan expense	156	163
Stock-based compensation expense	329	241
Losses (gains) on sale of premises and equipment	23	(292)
(Gains) losses on sale of securities available for sale	(36)	199
Gains on sale of mortgage loans	(1,846)	(2,173)
Proceeds from sale of mortgage loans	94,732	107,690
Origination of mortgage loans for sale	(91,895)	(101,951)
Amortization of securities premiums and accretion of discounts, net	(4)	66
Income on bank owned life insurance	(366)	(119)
Changes in assets and liabilities:
Increase in accrued interest receivable	(1)	(819)
Increase in other assets	(3,016)	(10,735)
(Decrease) increase in accrued interest payable	(737)	1,171
Decrease in other liabilities	(770)	(1,761)

Net cash provided by operating activities	$12,713	$9,298

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$63,634	$49,604
Proceeds from sales and calls of securities available for sale	2,971	22,046
Purchase of securities available for sale	(44,289)	(94,036)
Net decrease (increase) in loans	6,071	(61,739)
Proceeds from sale of premises and equipment	40	5,972
Purchase of premises and equipment	(4,750)	(6,346)
Proceeds from sale of foreclosed assets	37	75

Net cash provided (used) in investing activities	$23,714	$(84,424)

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Financing Activities
Net decrease in demand, money market and savings deposits	$(99,332)	$(44,749)
Net (decrease) increase in certificates of deposit	(45,536)	74,761
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	35,500	(15,890)
Proceeds from Federal Home Loan Bank advances	127,000	81,000
Principal payments on Federal Home Loan Bank advances	(85,000)	(56,000)
Net increase in commercial paper	17,450	37,152
Net increase in other borrowings	3,652	493
Proceeds from exercise of stock options	39	57
Cash dividends paid	(5,190)	(4,911)

Net cash (used) provided by financing activities	$(51,417)	$71,913

Decrease in cash and cash equivalents	$(14,990)	$(3,213)

Cash and Cash Equivalents
Beginning	57,635	48,016

Ending	$42,645	$44,803

Supplemental Schedule of Noncash Activities
Reclassification of fixed assets no longer in service to other assets	$1,119	$—

Foreclosed assets acquired in settlement of loans	$—	$123

Unrealized gains on securities available for sale	$678	$1,336

The accompanying notes are an integral part of these consolidated financial statements.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Virginia Financial Group, Inc. (the “Company” or “VFG”) is a Virginia multi-bank holding company headquartered in Culpeper, Virginia. The Company owns Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company (Culpeper), and VFG Limited Liability Trust. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	The results of operations for the nine month period ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	The Company’s loan portfolio is composed of the following (In thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Real estate loans:
Construction and land development	$225,268	$209,583
Secured by 1-4 family residential	326,858	306,423
Commercial and multifamily	507,096	550,081
Commercial, financial and agricultural loans	117,490	110,939
Consumer loans	27,544	33,030
All other loans	6,021	6,762

Total loans	1,210,277	1,216,818
Deferred loan costs	1,036	814
Allowance for loan losses	(14,617)	(14,500)

Net loans	$1,196,696	$1,203,132

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Activity in the allowance for loan losses is as follows (In thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)		(unaudited)
Balance, beginning	$14,500	$13,581	$13,581
Provisions for loan losses	365	750	610
Loans charged off	(433)	(402)	(315)
Recoveries	185	571	436

Net recoveries (charge-offs)	(248)	169	121

Balance, ending	$14,617	$14,500	$14,312

Information about impaired loans as of the periods indicated is as follows (In thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Impaired loans for which an allowance has been provided	$6,236	$3,949
Impaired loans for which an allowance has not been provided	3,138	2,439

Total impaired loans	$9,374	$6,388

Allowance provided for impaired loans, included in the allowance for loan losses	$1,599	$763

5.	Commercial Paper and Other Borrowings:

The Company has a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of VFG. Terms include a daily maturity and floating rate of interest. The balance outstanding was $76.1 million and $58.6 million at September 30, 2007 and December 31, 2006, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at September 30, 2007 and December 31, 2006, respectively.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

One of the Company’s affiliates has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $6.0 million.

The following table shows certain information regarding the Company’s commercial paper (In thousands):

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
End of period balance	$76,082	$58,632
Weighted average rate at end of period	4.16%	4.70%
Average balance	76,399	56,092
Weighted average rate	4.32%	4.65%
Maximum balance of any month-end during the period	76,717	58,632

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
End of period balance	$76,082	$58,632
Weighted average rate at end of period	4.16%	4.70%
Average balance	69,983	45,142
Weighted average rate	4.50%	4.42%
Maximum balance of any month-end during the period	76,717	58,632

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2007 and 2006. Potential dilutive stock had no effect on income available to common stockholders for the three month period.

	2007		2006
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,794,322	$.40	10,771,661	$.47

Effect of dilutive securities:
Restricted stock	4,834	—	29,865	—
Stock options	17,643	—	55,309	—

Diluted earnings per share	10,816,799	$.40	10,856,835	$.47

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2007 and 2006. Potential dilutive stock had no effect on income available to common stockholders for the nine month period.

	2007		2006
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,792,268	$1.19	10,769,170	$1.37

Effect of dilutive securities:
Restricted stock	3,572	—	29,252	—
Stock options	21,891	—	52,736	(.01)

Diluted earnings per share	10,817,731	$1.19	10,851,158	$1.36

In 2007 and 2006, stock options representing 181,372 and 17,258 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Included within compensation and employee benefits expense for the nine month period ended September 30, 2007 and 2006 is $329 thousand and $241 thousand of stock-based compensation, respectively.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Depending on the specific characteristics of the related options, fair value was estimated using either the Lattice or the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 4.50 to 6.5 years, volatility ranging from 22.6%, to 28.8%, risk-free interest rate of 4.57% to 4.78% and an expected dividend yield of 2.4% to 2.9%.

A summary of the stock option plan at September 30, 2007 and 2006 and changes during the periods ended on those dates are as follows:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	193,616	$21.17	149,145	$17.41
Granted	56,968	30.07	66,645	27.06
Forfeited	(2,630)	25.32	(3,900)	14.67
Expired	(2,733)	18.45	(5,651)	22.09
Exercised	(3,200)	9.73	—	—

Outstanding, September 30	242,021	$23.28	206,239	$20.49

Exercisable, September 30	115,752		109,308

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested restricted shares outstanding as of September 30, 2007 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2007	30,058	$24.03	$841

Granted	12,755	25.51
Vested & Exercised	(7,594)	23.98	$(205)

Forfeited	(3,869)	24.73

Nonvested at September 30, 2007	31,350	$24.56	$596

The aggregate intrinsic value of the options outstanding as of September 30, 2007 was $441 thousand. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2007 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of September 30, 2007 was $441 thousand. The weighted average remaining contractual life is 5.1 years for exercisable options at September 30, 2007.

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested restricted stock and stock options issued and outstanding as of September 30, 2007 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Restricted Stock	Total
For the remaining three months of 2007	$59	$61	$120
For year ended December 31, 2008	207	233	440
For year ended December 31, 2009	172	172	344
For year ended December 31, 2010	157	101	258
For year ended December 31, 2011	74	48	122
For year ended December 31, 2012	3	2	5

Total	$672	$617	$1,289

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plan:

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

The components of net periodic benefit cost are as follows (In thousands):

	Nine Months Ended September 30,
	2007	2006
Service cost	$130	$130
Interest cost	199	184
Expected return on plan assets	(219)	(189)
Amortization of prior service cost	24	24
Amortization of net loss	30	49

Net periodic benefit cost	$164	$198

The Company made cash contributions of $57 thousand to the plan during the first nine months of 2007 and anticipates making similar levels of contributions to the plan during the remainder of 2007.

9.	Merger with FNB Corporation:

On July 26, 2007, VFG announced the signing of an agreement to combine in a merger of equals transaction with FNB Corporation to create the largest independent bank holding company headquartered in the Commonwealth of Virginia. VFG and FNB have received approval of the merger from the Federal Reserve Board and the Virginia State Corporation Commission. Approvals from the stockholders of VFG and FNB are pending. The merger process is expected to be completed late in the fourth quarter of 2007. Additionally, merger and integration teams have been formed and are making significant progress on specific initiatives related to the combination and integration of the two companies.

In connection with the proposed merger, VFG filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 on September 21, 2007, and amended the S-4 on October 26, 2007, to register the shares of VFG common stock to be issued to the shareholders of FNB. The joint proxy statement/prospectus, once the registration statement is declared effective, will be sent to the shareholders of VFG and FNB seeking their approval of the merger. In addition, VFG and FNB each may file other relevant documents concerning the proposed merger with the SEC.

10.	Recent Accounting Pronouncements

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

VIRGINIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The implementation of EITF 06-4 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” . This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The implementation of EITF 06-5 is not expected to have a material impact on the Company’s consolidated financial statements.

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

VIRGINIA FINANCIAL GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of Virginia Financial Group, Inc. (“VFG” or the “Company”) and its affiliates. This discussion and analysis should be read in conjunction with the financial statements and footnotes appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, other periodic reports filed by VFG under the Securities Exchange Act of 1934 (the “Exchange Act”) and any other written or oral statements made by or on behalf of VFG may include forward-looking statements that reflect VFG’s current views with respect to future events and financial performance. VFG intends that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement in order to claim the protections provided by such safe harbor provisions. Forward-looking statements are not based on historical information, but are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to management at the time the statements are made and are, therefore, subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States “GAAP”. The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining inherent losses in our loan portfolio. Actual losses could differ significantly from the historical factors that we use.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have been incurred, but not realized through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company’s banking subsidiaries conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the banking subsidiaries have an eight point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, and overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then used to compute an estimated range of losses which is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $485 thousand and $417 thousand for the nine months ended September 30, 2007 and 2006, respectively.

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

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. VFG, in referring to its net income, is referring to income under GAAP.

Results of Operations

VFG’s third quarter 2007 earnings were $4.3 million, down 14.7% from $5.1 million for the third quarter of 2006. Net income per diluted share was $0.40, down 14.9% from $0.47 for the same period in 2006. VFG’s earnings for the third quarter of 2007 produced an annualized return on average assets (“ROA”) of 1.10% and an annualized return on average equity (“ROE”) of 10.96%, compared to prior year ratios of 1.27% and 13.88%, respectively. For the first nine months of 2007, net income was $12.9 million, down 12.8% from $14.8 million for the same period in 2006. Net income per diluted share was $1.19, down 12.5% from $1.36 for the first nine months of 2006. ROA and ROE for the nine month period ended September 30, 2007 were 1.09% and 11.19%, respectively, compared to 1.27% and 13.88% for the same period in 2006.

Net Interest Income

Net interest income amounted to $14.4 million for the third quarter of 2007, down $767 thousand or 5.1% compared with $15.2 million for the same quarter in 2006. The net interest margin for the third quarter of 2007 was 4.06%, down fifteen basis points when compared to 4.21% for the third quarter of 2006. Higher funding costs associated with competition for deposits in local markets and greater use of wholesale funding, coupled with a lower rate of growth in loans receivable and average earning assets, led to this decrease in net interest margin and revenues for the period.

On a sequential basis, the net interest margin was down seven basis points from the 4.13% margin for the second quarter (normalized for previously disclosed interest adjustment on a participation loan). This drop was due in most part to a drop in asset yields sequentially, with an average yield on assets of 6.87% for the third quarter of 2007, compared to 6.99% for the second quarter of 2007 and 6.78% for the third quarter of 2006. Loan yields were impacted by prepayment activity, the Federal Open Market Committee recent reduction of the Fed funds target rate which led to a fifty basis point decrease in the prime rate and an increase in non-accruals for the period. On a linked quarter basis, the average cost of interest bearing liabilities remained stable at 3.43% for the both the second and third quarters of 2007 and increased twenty-four basis points when compared to 3.19% for the third quarter of 2006.

The net interest margin for the nine month period ended September 30, 2007 was 4.11%, compared to 4.31% for the same period in 2006. Continuing pressures of a flat yield curve, loan prepayment activity, strong competition for deposits and increased use of wholesale funding contributed to this contraction. Given that approximately 34% of VFG’s loan portfolio immediately repriced with the fifty basis point decrease in the prime rate during the third quarter, and the fact that VFG’s balance sheet is slightly asset sensitive, some additional margin contraction is anticipated in the fourth quarter.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended September 30,
	(unaudited)
	2007			2006
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates
Assets
Loans receivable, net	$1,199,114	$21,930	7.26%	$1,192,675	$21,658	7.20%
Investment securities
Taxable	165,128	1,888	4.47%	171,150	1,903	4.41%
Tax exempt	93,275	1,419	5.95%	84,315	1,299	6.11%

Total investments	258,403	3,307	5.01%	255,465	3,202	4.97%

Interest bearing deposits	545	4	2.87%	575	5	3.45%
Federal funds sold	667	9	5.28%	28,174	381	5.37%

	259,615	3,320	5.01%	284,214	3,588	5.01%

Total earning assets	1,458,729	25,250	6.87%	1,476,889	25,246	6.78%

Total nonearning assets	107,662			110,775

Total assets	$1,566,391			$1,587,664

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$172,637	$46	0.11%	$166,206	$240	0.57%
Money market	138,217	789	2.26%	170,955	1,020	2.37%
Savings	89,573	423	1.87%	104,623	179	0.68%
Time deposits:
Less than $100,000	390,529	4,105	4.17%	406,289	4,040	3.95%
$100,000 and more	194,095	2,271	4.64%	194,008	2,122	4.34%

Total interest-bearing deposits	985,051	7,634	3.07%	1,042,081	7,601	2.89%

Federal funds purchased and securities sold under agreements to repurchase	13,899	190	5.35%	1,829	25	5.42%
Federal Home Loan Bank advances	91,440	1,206	5.16%	69,348	860	4.92%
Subordinated debt	20,619	426	8.08%	20,619	434	8.35%
Commercial paper	76,399	844	4.32%	56,092	658	4.65%
Other borrowings	1,157	12	4.06%	374	4	4.24%

	203,514	2,678	5.15%	148,262	1,981	5.30%

Total interest-bearing liabilities	1,188,565	10,312	3.43%	1,190,343	9,582	3.19%

Total noninterest-bearing liabilities	221,368			252,473

Total liabilities	1,409,933			1,442,816
Stockholders’ equity	156,458			144,848

Total liabilities and stockholders’ equity	$1,566,391			$1,587,664

Net interest income (tax equivalent)		$14,938			$15,664

Average interest rate spread			3.44%			3.59%
Interest expense as percentage of average earning assets			2.80%			2.57%
Net interest margin			4.06%			4.21%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Nine months ended September 30,
	(unaudited)
	2007			2006
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates
Assets
Loans receivable, net	$1,209,413	$66,272	7.33%	$1,179,781	$61,996	7.03%
Investment securities
Taxable	168,024	5,697	4.47%	159,480	5,139	4.31%
Tax exempt	93,996	4,295	6.03%	83,102	3,852	6.20%

Total investments	262,020	9,992	5.03%	242,582	8,991	4.96%

Interest bearing deposits	516	14	3.58%	3,439	70	2.72%
Federal funds sold	1,710	70	5.40%	27,148	790	3.89%

	264,246	10,076	5.03%	273,169	9,851	4.83%

Total earning assets	1,473,659	76,348	6.93%	1,452,950	71,847	6.62%

Total nonearning assets	111,812			104,702

Total assets	$1,585,471			$1,557,652

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$165,530	$179	0.14%	$173,469	$683	0.53%
Money market	155,812	2,943	2.53%	164,785	2,399	1.95%
Savings	93,835	1,050	1.50%	111,483	548	0.66%
Time deposits:
Less than $100,000	401,010	12,738	4.25%	390,365	10,833	3.71%
$100,000 and more	203,978	7,098	4.65%	184,747	5,693	4.12%

Total interest-bearing deposits	1,020,165	24,008	3.15%	1,024,849	20,156	2.63%
Federal funds purchased and securities sold under agreements to repurchase	10,067	415	5.44%	12,074	173	1.92%
Federal Home Loan Bank advances	75,869	2,951	5.13%	60,470	2,065	4.57%
Subordinated debt	20,619	1,264	8.08%	20,619	1,210	7.85%
Commercial paper	69,983	2,388	4.50%	45,142	1,491	4.42%
Other borrowings	741	28	4.98%	365	17	6.23%

	177,279	7,046	5.24%	138,670	4,956	4.78%

Total interest-bearing liabilities	1,197,444	31,054	3.46%	1,163,519	25,112	2.89%

Total noninterest-bearing liabilities	234,070			252,178

Total liabilities	1,431,514			1,415,697
Stockholders’ equity	153,957			141,955

Total liabilities and stockholders’ equity	$1,585,471			$1,557,652

Net interest income (tax equivalent)		$45,294			$46,735

Average interest rate spread			3.47%			3.73%
Interest expense as percentage of average earning assets			2.82%			2.31%
Net interest margin			4.11%			4.31%

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total non-interest income was $4.3 million for both the second and third quarters of 2007 and up 4.7% compared with $4.1 million for the third quarter of 2006. Retail banking fee income increased $215 thousand or 12.0% to $2.0 million, compared to $1.8 million in the third quarter of 2006. The increase in retail banking fee income is a result of increased NSF fees and debit card fee income, partly attributable to the High Performance Checking Account Program. Mortgage banking revenue amounted to $602 thousand, a decrease of $84 thousand or 12.2%, as compared to $686 thousand for the third quarter of 2006, and down sequentially $43 thousand or 6.7% from the second quarter of 2007. Revenues from trust and brokerage for the third quarter were $1.0 million, up $143 thousand or 15.9% compared to $897 thousand in the third quarter of 2006, and down sequentially $111 thousand or 9.6% from the second quarter of 2007. Fiduciary and brokerage assets under management were $617 million at September 30, 2007, down from $633 million at June 30, 2007. Included in other non-interest income during third quarter 2007 was income associated with an investment in bank owned life insurance of $135 thousand for the third quarter 2007 and $366 thousand for the nine month period, compared to $119 thousand in 2006 for each period, respectively.

Noninterest Expense

Non-interest expense for the third quarter of 2007 amounted to $12.4 million, up $463 thousand or 3.9% from $11.9 million for the same period in 2006, and down sequentially $466 thousand or 3.6% from the second quarter of 2007. Compensation and benefits decreased $402 thousand or 5.7% sequentially from second quarter 2007 and $72 thousand or 1.0% compared to third quarter 2006, reflecting reductions associated with five branch closings during the quarter and previous initiatives to improve efficiency. Marketing increases of $87 thousand or 22.1% sequentially, and $148 thousand or 44.6% as compared to the third quarter of 2006 are attributable to the previously announced High Performance Checking Account Program. Other expense increased $102 thousand or 5.6% from second quarter 2007, and $220 thousand or 12.56% compared to third quarter 2006, reflecting an increase in various fraud related losses ($198 thousand) incurred during the quarter in the normal course of business.

For the nine month period ended September 30, 2007, non-interest expense amounted to $37.5 million, an increase of $2.7 million or 7.7% over $34.9 million for the same period in 2006. This increase reflects incremental operating costs primarily in compensation, occupancy and supplies of $1.3 million associated with four branches and two loan production offices during 2006 and 2007, respectively. Additionally, the DDA account acquisition initiative mentioned previously contributed approximately $355 thousand to this increase during the nine month period. VFG’s efficiency ratio was 64.7% for the quarter, compared to 60.8% for the same quarter in 2006. For the nine month period ended September 30, 2007, the efficiency ratio was 65.0%, compared to 59.6% for the same period in 2006.

Income Taxes

Income tax expense for the third quarter of 2007 was $1.7 million, resulting in an effective tax rate of 28.8% compared to $2.2 million, or 30.6%, for the third quarter of 2006. For the nine month period ended September 30, 2007, income tax expense amounted to $5.3 million, resulting in an effective tax rate of 29.2% compared to $6.5 million, or 30.7% for the same period in 2006. The decrease in the effective tax rate for the nine month period is a result of tax free income generated by the purchase of bank owned life insurance in July 2006, and an increase in earnings from tax-exempt securities as a percentage of total income. The average balance of tax-exempt securities for the third quarter of 2007 increased by $9.0 million over the same period last year, resulting in an increase in related tax-exempt interest income.

VIRGINIA FINANCIAL GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

VFG’s ratio of non-performing assets as a percentage of total assets amounted to 0.47% as of September 30, 2007, compared to 0.18% at September 30, 2006 and 0.20% at June 30, 2007. Net charge-offs as a percentage of average loans receivable amounted to 0.03% for the quarter ended September 30, 2007, compared to net recoveries of (0.02%) for the same period in 2006. At September 30, 2007, the allowance for loan losses was approximately two times the level of non-performing assets, while the allowance as a percentage of total loans amounted to 1.21%. VFG recorded a provision for loan losses of $200 thousand for the third quarter, compared to no provision for the three months ended September 30, 2006. The increase in non-performing assets and provision for loan losses is a result of a $4.1 million commercial real estate loan that was put on nonaccrual status during the quarter coupled with a continuing decline in the real estate market conditions in VFG’s primary markets. For the nine month period, the provision for loan losses amounted to $365 thousand, compared to net charge-offs of $248 thousand for the period.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
	(unaudited)		(unaudited)
Non-accrual loans	$7,487	$2,999	$2,757
Troubled debt restructurings	—	—	—
Foreclosed assets	—	38	123
Loans past due 90 days accruing interest	—	—	—

Total non-performing assets	$7,487	$3,037	$2,880

Non-performing assets to total assets	0.47%	0.19%	0.18%

Non-performing assets to loans and foreclosed property	0.62%	0.25%	0.24%

Allowance for loan losses as a percentage of loans receivable	1.21%	1.19%	1.19%

Allowance for loan losses as a percentage of nonperforming assets	195.23%	477.44%	496.94%

Annualized net charge-offs (recoveries) as a percentage of average loans receiveable	0.03%	(0.01)%	(0.02)%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the nine months ended September 30, 2007, the Company retained $7.7 million, or 59.7% of its net income. Stockholders’ equity increased by $8.5 million, reflecting the earnings retention, stock based compensation and option exercises totaling $368 thousand and an increase of $440 thousand in accumulated comprehensive income net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of September 30, 2007, the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of September 30, 2007 (In thousands):

Tier 1 capital	$162,622
Tier 2 capital	14,733
Total risk-based capital	177,355
Total risk-weighted assets	1,349,108
Average adjusted total assets	1,550,470
Capital ratios:
Tier 1 risk-based capital ratio	12.05%
Total risk-based capital ratio	13.15%
Leverage ratio (Tier 1 capital to average adjusted total assets)	10.49%
Equity to assets ratio	10.03%
Tangible equity to assets ratio	9.04%

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

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
November 9, 2007

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 9, 2007