Form 10-K
period 2007-12-31
StellarOne CORP
filed 2008-03-17
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-22283

STELLARONE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1829288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Peter Jefferson Parkway, Suite 250, Charlottesville, Virginia 22911

(Address of principal executive offices, including zip code)

(434) 964-2211

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller
Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2007 was $233,176,745

There were 22,551,894 shares of common stock outstanding as of March 3, 2008.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 20, 2008 are incorporated by reference in Part III of this report.

PART I

Item 1.	BUSINESS

GENERAL

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), between Virginia Financial Group, Inc. and FNB Corporation (“FNB”), Virginia Financial Group, Inc. and FNB completed the merger (the “Merger”) in which FNB and it’s subsidiary FNB Bank merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, “VFG” or the “Company” and after the merger “StellarOne”or “STEL”). This transaction created the largest independent commercial bank holding company headquartered in Virginia. Upon consummation, combined assets totaled $3.0 billion, liabilities totaled $2.7 billion and equity totaled $345.6 million. Under the terms of the merger FNB shareholders received 1.5850 shares of combined company common stock for their shares of FNB common stock. Each share of VFG common stock continued as one share of common stock of the combined company. The combined company operates 62 full-service branches in markets stretching from the New River Valley up through the Shenandoah Valley and into central and north central Virginia. Whereas this transaction closed after December 31, 2007, this filing reflects the operations of STEL (formerly Virginia Financial Group, Inc.) prior to the merger.

STEL is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, STEL is one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia with total assets of approximately $1.6 billion at December 31, 2007. STEL’s trust affiliate, Virginia Commonwealth Trust Company, manages fee and commission based assets of approximately $595 million. Affiliates of the Company include: Planters Bank & Trust Company of Virginia—in Staunton, Second Bank & Trust—in Culpeper, Virginia Commonwealth Trust Company—in Culpeper and VFG Limited Liability Trust. STEL, through its affiliates, also owns a 70% interest in VFG Title, LLC. The organization has a network of thirty-five branches serving a contiguous market throughout central, south central and southwest Virginia. Virginia Commonwealth Trust Corporation has offices in Culpeper, Fredericksburg, Harrisonburg and Staunton.

STEL’s affiliate banks are community-oriented and offer services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. In addition, STEL’s affiliate banks offer internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of STEL’s affiliate banks. STEL’s trust affiliate provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Utilizing a “super-community” banking strategy, each affiliate is run autonomously as a community bank, with the holding company providing common services such as corporate finance, information technology, marketing, human resources, compliance, audit and loan review.

EMPLOYEES

At December 31, 2007, STEL had 496 full time equivalent employees. No employees are represented by any collective bargaining unit. The management of STEL considers relations with its employees to be good.

COMPETITION

STEL and its affiliates incur strong competition in each of its primary markets from large regional and national financial institutions, savings and loans, credit unions and other community banking organizations. In addition, consumer finance companies, asset managers and mortgage companies all provide competition. Out-of-state bank holding companies are providing increased competition through merger with and acquisition of Virginia banks.

STEL’s deposit market share at June 30, 2007 represented approximately 1% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

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

The Act created a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act. STEL is not a financial holding company.

No material part of the business of the affiliate banks is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the banks. Management is not aware of any indications that the business of the banks or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

STEL is registered as a bank holding company under the Federal Bank Holding Corporation Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and Virginia State Corporation Commission (“SCC”). As a bank holding company, STEL is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Corporation Act. The Federal Reserve Board and SCC conduct examinations of STEL and its affiliates on an alternate year basis.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2007, the Company and its affiliate banks met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank of Richmond categorized the Company’s subsidiary banks as “well capitalized” under the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991 (FDICIA). To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the Company’s category.

Dividends

STEL is a separate operating entity from its affiliates, and thus has liquidity needs that are funded primarily from the income of its affiliates. The parent company’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking and trust affiliates. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined. During 2007, the banking affiliates and the non-bank subsidiary paid $14.2 million in management fees to the Company, and $14.0 million in dividends were paid to the Company. As of January 1, 2008, the aggregate amount of additional unrestricted funds, which could be transferred from the banking affiliates to STEL without prior regulatory approval totaled $29.5 million or 18.1% of the consolidated net assets.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which was signed into law in July, 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for the Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the Securities and Exchange Commission (“SEC”); (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. Certifications of the Chief Executive Officer and Chief Financial Officer can be found in the “Exhibits” section of this document. Management’s “Statement of Management’s Responsibility” can be found in Item 9A of this report.

BANK REGULATION

Each of STEL’s affiliate banks are subject to supervision and regulation by the Federal Reserve Board and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other affiliates.

USA Patriot Act. STEL’s affiliate banks are subject to the requirements of the USA Patriot Act, which provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. The Company is in compliance with the requirements of the Act.

Deposit Insurance,. STEL’s affiliate banks have deposits which are insured by the Federal Deposit Insurance Corporation (“FDIC”), and the banks are subject to insurance premium assessments by the FDIC. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution’s “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each Deposit Insurance Fund member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.05% per annum (for well capitalized Subgroup A institutions) and 0.43% per annum (for undercapitalized Subgroup C institutions). All of STEL’s subsidiary banks’ Subgroup for 2007 were A. Each of STEL’s affiliate banks received a one-time assessment credit to offset deposit insurance premiums for 2007.

Community Reinvestment Act. STEL’s affiliate banks are subject to the requirements of the Community Reinvestment Act of 1977 (CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If any of our bank affiliates receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on our operating activities would be imposed. Our banks’ currently meet the CRA requirements.

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

Consumer Laws and Regulations. STEL’s affiliate banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures (RESPA), Home Mortgage Disclosure Act (HMDA), the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. STEL’s affiliate banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

ACCESS TO FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov. Also, annual reports on Form 10-K and quarterly reports on Form 10-Q are posted on the Company’s website at http://www.stellaronecorp.com as soon as reasonably practical after filing electronically with the SEC.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Changes in interest rates will affect our operating performance and financial condition. Management attempts to minimize the Company’s exposure to interest rate risk, but we are unable to completely eliminate this risk.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the markets in which our Company operates. Unlike larger banks that are more geographically diversified, STEL provides banking and financial services to customers primarily in Northern, Central and Western Virginia. The local economic conditions in these areas have a significant impact on STEL’s business, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control, could impact these local economic conditions and could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses.

If the combined company does not successfully integrate the operations of VFG and FNB, it may not realize the expected benefits from the merger.

STEL expects that the combined company will be able to maintain most of FNB’s and VFG’s key customers and personnel and integrate their systems and operations successfully. Integration in connection with a merger of equals, however, is sometimes difficult, and there is a risk that integrating the two companies may take more time and resources than we expect. The combined company’s ability to integrate and its future success depend in large part on the ability of members of the combined company’s board of directors to work together effectively. Half of the combined company’s board of directors consists of former FNB directors and half consists of former VFG directors. Disagreements among board members of the combined company could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that the combined company’s board of directors may not be able to operate effectively, which would adversely affect the combined company’s ability to integrate the operations of FNB and VFG successfully. The combined company’s future success will also depend to a great extent on the continuing contributions of the directors and key management personnel.

Our affiliate banks’ ability to pay dividends is subject to regulatory limitations which, to the extent STEL requires such dividends in the future, may affect our ability to pay obligations and dividends.

STEL is a separate legal entity from the affiliate banks and independent trust company, and thus does not have significant revenue sources of its own. We currently depend on the affiliate banks’ cash and liquidity as well as dividends from our subsidiaries to pay our operating expenses and dividends to shareholders. No assurance can be made that in the future the affiliate banks will have the capacity to pay the necessary dividends and that STEL will not require dividends from the affiliate banks to satisfy STEL’s obligations. The availability of dividends from our affiliate banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of STEL and other factors, that the Federal Reserve could assert that payment of dividends or other payments by the affiliate banks are an unsafe or unsound practice. In the event the affiliate banks are unable to pay dividends sufficient to satisfy the Company’s obligations and the affiliate banks are unable to pay dividends to the Company, STEL may not be able to service its obligations as they become due, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the affiliate banks could adversely affect our financial condition, results of operations and cash flows.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2007, approximately 45% and 42% of our $1.23 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Disruptions in our ability to access capital markets may negatively affect our capital resources and liquidity.

In managing our consolidated balance sheet, we depend on access to capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

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

The Company’s headquarters is located at 590 Peter Jefferson Parkway Charlottesville, Virginia. The Company’s subsidiary banks operate thirty-five branch locations. They own thirty-one branches and lease the remaining four. Two additional locations are owned by our bank affiliates to facilitate operations and loan production. Additional information regarding lease commitments can be found in Note 18 of the 2007 Consolidated Financial Statements.

As of December 31, 2007 the offices (including executive offices) of our subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Second Bank & Trust	4805 Lassen Lane Fredericksburg, Virginia	Owned	15 banking offices in Culpeper, Madision, Orange, Locust Grove, Albemarle, Spotsylvania, Caroline and Stafford Counties, Virginia; Charlottesville, Fredericksburg, and Bowling Green Cities, Virginia

Planters Bank & Trust Company of Virginia	24 South Augusta Street Staunton, Virginia	Owned	20 banking offices in Augusta, Rockbridge, Franklin, Prince Prince Edward, and Bedford Counties, Virginia; Grottoes, Woodstock, Rocky Mount, and Farmville Towns, Virginia; Waynesboro, Harrisonburg, Lynchburg, Buena Vista, Staunton, and Covington Cities, Virginia

Virginia Commonwealth Trust Company	102 South Main Street Culpeper, Virginia	Leased	5 trust offices in Albemarle and Culpeper Counties, Virginia; Fredericksburg, Staunton and Harrisonburg Cities, Virginia

All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

Item 3.	LEGAL PROCEEDINGS

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

Name	Age	Current Position
O.R. Barham, Jr.	57	Mr. Barham has been President and Chief Executive Officer of the Company since 2002. Mr. Barham served as a director of the Company since 1996. Prior to January 2002, he served as President and Chief Executive Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation.

Jeffrey W. Farrar	47	Mr. Farrar has been Executive Vice President and Chief Financial Officer of the Company since January 18, 2002. Mr. Farrar served as Executive Vice President and Chief Financial Officer of Virginia Commonwealth Financial Corporation and its predecessor, Second National Financial Corporation, since 1996.

Litz Van Dyke	44	Mr. Van Dyke is Executive Vice President and Chief Operating Officer of the Company. Mr. Van Dyke joined the Company in September 2004, and previously served in a similar capacity for FNB Corporation of Christiansburg, Virginia.

Richard L. Saunders	54	Mr. Saunders is Chief Credit Officer of the Company. Mr. Saunders joined the Company in May 2004 and previously served in a similar capacity for Guaranty Bank of Charlottesville, Virginia.

James T. Huerth	46	Mr. Huerth has been President & CEO of Planters Bank & Trust Company of Virginia since January 2005. Mr. Huerth served as an Area Commercial Executive for Branch Banking & Trust (BB&T) in Georgia’s northern market prior to joining the Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock previously traded on the NASDAQ Global Select Market under the trading symbol VFGI until the merger with FNB on February 28, 2008, and currently trades under the trading symbol STEL. As of March 3, 2008, there were approximately 5,100 shareholders of record and the closing sale price of the Company’s common stock was $16.15. There were no repurchases of stock conducted during 2007. Listed below are the high and low closing sale prices for the common stock, as reported by NASDAQ, and dividends paid for each quarter in the two year period ended December 31, 2007. STEL anticipates the same level of dividend payment in the future. On September 6, 2006, the Company paid a three-for-two stock split in the form of a 50% stock dividend. The per share amounts below and throughout this document have been restated to reflect the three-for-two stock split for all periods presented.

	Closing Sales Price				Dividends Per Share
	2007		2006		2007	2006
	High	Low	High	Low
1st Quarter	$28.85	$23.66	$27.97	$23.70	$0.16	$0.15
2nd Quarter	26.95	21.80	29.67	24.87	0.16	0.15
3rd Quarter	22.47	17.89	29.45	25.05	0.16	0.15
4th Quarter	20.75	14.75	28.94	26.17	0.16	0.16

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

This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2002, and that dividend received were immediately invested in additional shares. The graph plots the value of the initial investment at one-year intervals for the fiscal years shown.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
StellarOne Corporation	100.00	122.21	129.06	130.00	154.97	84.68
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28

The Company’s common stock previously traded on the NASDAQ Global Select Market under the trading symbol VFGI. On February 28, 2008, Virginia Financial Group, Inc. changed its name to StellarOne Corporation and began trading under the trading symbol STEL.

There can be no assurance that the Company’s stock performance in the future will continue with the same or similar trends depicted in the graph above.

Item 6.	SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005	2004	2003
Statement of Operations Data:
Interest Income	$99,159	$95,627	$80,706	$70,402	$62,827
Interest Expense	41,390	35,482	23,861	19,628	19,357
Net Interest Income	57,769	60,145	56,845	50,774	43,470
Provision for Loan Losses	2,040	750	2,012	2,534	1,290
Total Noninterest Income	16,967	15,485	15,443	14,544	15,227
Total Noninterest Expense	48,841	46,918	43,702	41,016	38,866
Net Income	17,002	19,497	18,216	15,203	13,492
Performance Ratios:
Return on Average Assets	1.07%	1.24%	1.23%	1.07%	1.13%
Return on Average Equity	10.92%	13.57%	13.86%	12.40%	11.47%
Net Interest Margin	4.08%	4.25%	4.29%	4.04%	4.15%
Efficiency Ratio (1)	64.39%	60.54%	59.32%	61.12%	64.42%
Per Share Data:
Net Income—Basic	$1.58	$1.81	$1.69	$1.42	$1.26
Net Income—Diluted	1.57	1.80	1.68	1.41	1.25
Cash Dividends	0.64	0.61	0.56	0.52	0.50
Book Value	15.08	13.97	12.66	11.83	11.17
Market Price Per Share	14.85	27.99	24.02	24.44	23.68
Cash Dividend Payout Ratio	40.68%	34.03%	33.07%	36.76%	39.81%
Balance Sheet Data:
Assets	$1,594,818	$1,625,989	$1,505,184	$1,449,608	$1,387,211
Loans	1,227,677	1,217,632	1,143,076	1,061,575	922,689
Investment securities	230,226	264,141	241,032	286,856	360,041
Deposits	1,142,547	1,318,281	1,255,509	1,257,164	1,210,774
Total borrowings	279,256	144,812	101,831	56,649	48,821
Stockholders’ Equity	162,768	150,652	136,105	127,089	119,830
Capital Ratios:
Tier 1 Capital (to Average Assets)	10.56%	9.65%	9.32%	8.77%	7.03%
Total Capital (to Risk Weighted Assets)	13.22%	12.44%	12.18%	12.37%	10.57%
Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.23%	1.19%	1.19%	1.10%	1.06%
Non-performing assets to year-end loans and foreclosed assets	0.57%	0.25%	0.16%	0.38%	0.80%

(1)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, net of gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, Virginia Financial Group, Inc. and FNB completed the merger in which FNB merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation. The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of StellarOne Corporation and its affiliates (STEL). This discussion and analysis should be read in conjunction with the audited financial statements and footnotes appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, Management’s Discussion and Analysis contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. When we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. STEL wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect STEL’s actual results, causing actual results to differ materially from those in any forward looking statement. These factors include:

•	Expected cost savings from STEL’s acquisitions and dispositions,

•	Competitive pressure in the banking industry or in STEL’s markets may increase significantly,

•	Changes in the interest rate environment may reduce margins,

•

General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, decrease in liquidity and reduced mortgage banking revenue,

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

EXECUTIVE OVERVIEW

STEL’s earnings per diluted share declined 12.8% in 2007 versus 2006. Net revenue was $74.7 million for the year ended December 31, 2007 as compared to $75.6 million in 2006. STEL earned $17.0 million or $1.57 per diluted share, a decrease of 12.8% from 2006 earnings of $19.5 million or $1.80 per diluted share. STEL generated approximately $17.1 million in cash flow from operating activities in 2007. It paid dividends to stockholders of $6.9 million, invested $7.7 million in capital expenditures and borrowed approximately $104 million in long term debt, net.

Despite a difficult operating environment for banks in 2007, related margin compression during the year, STEL has gained momentum in fee income and our Trust Company posted record earnings for the year. In an effort to improve overall efficiency, reductions in noninterest expense during the second half of the year were also noted. While non-performing assets declined from third quarter and past dues continue to be low, we are experiencing a volatile credit cycle and slowing economy, and have appropriately increased our allowance for loan losses as a percentage of loan receivable. Higher levels of non-performing assets and net charge-offs are anticipated in 2008.

On February 28, 2008, the Company consummated the merger of equals with FNB Corporation to create the largest independent commercial bank headquartered in Virginia. Upon consummation combined assets totaled $3.0 billion, liabilities totaled $2.7 billion and equity totaled $345.6 million. Under the terms of the merger FNB shareholders received 1.5850 shares of combined company common stock for their shares of FNB common stock. Each share of STEL common stock became one share of common stock of the combined company. The combined company operates 62 full-service branches throughout Virginia.

STEL’s focus for 2008 will be to enhance shareholder value by ensuring the efficiency opportunities afforded by the merger are realized, completing the internal reorganization in order to significantly reduce overhead, leveraging the combined company’s capital base to seek acquisition and merger partners, concentrate on retail delivery optimization throughout the expanded geographic footprint and move into higher growth markets which should accelerate both our growth and earnings. Additionally, we will focus on increasing our earnings potential through new lines of business like private banking, wholesale mortgage banking, improved internet capabilities, wealth management, and utilize our increased lending capacity.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of gains or losses on securities, fixed assets and foreclosed assets. The efficiency ratio is not a recognized reporting measure under Accounting Principles Generally Accepted in the United States (USGAAP). We believe this measure provides investors with important information regarding our operational efficiency. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. STEL, in referring to its net income, is referring to income under Accounting Principles Generally Accepted in the United States. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (USGAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures and estimates of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, USGAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company’s affiliate banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on the bank’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the banks have an eight point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, the Company employs general industry practices in accordance with USGAAP. A fair value is determined for each reporting unit using various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The Company tests for impairment of goodwill in September each year, and again at any quarter-end if any material events occur during a quarter that may affect goodwill. Through its annual analysis as of September 30, 2007, the Company has not identified any impairment of its goodwill. No events occurred during the fourth quarter 2007 necessitating a re-test of goodwill impairment. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally five years. The Company adopted FASB Statement No. 123, “Accounting for Stock-Based Compensation” effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of STEL’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest bearing liabilities include deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.

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

2007 Compared to 2006

Tax equivalent net interest income in 2007 was $59.9 million, a decrease of $2.2 million or 3.6% compared to $62.1 million in 2006. Increased funding costs associated with competition for deposits in local markets which resulted in heavier reliance on wholesale funding, a lower rate of growth in loans receivable and average earning assets combined with margin compression related to falling rates late in the year while slightly asset sensitive led to this decrease. Average interest earning assets increased $10.5 million or 0.7% to $1.47 billion, while average loans increased $22.3 or 1.9% to $1.21 billion.

The average interest rate spread was 3.44% in 2007, down twenty-two basis points from 3.66% in 2006. The net interest margin was 4.08% in 2007, down seventeen basis points from 4.25% in 2006. The decrease in the Company’s net interest margin was a result of being in a slightly asset sensitive position in a falling rate environment and the increased reliance on wholesale funding due to asset growth and deposit run-off caused by strong competition for deposits within local markets. The yield on average loans increased nineteen basis points in 2007, while the yield on investment securities increased six basis points for the period. Interest expense as a percentage of average earning assets increased to 2.81%, up thirty-eight basis points from 2.43% in 2006, reflecting a thirty-eight basis point increase in average cost of retail deposits to 3.14%, and an forty-two basis point increase in average total funding cost to 3.45%.

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

The average interest rate spread was 3.66% in 2006, down eighteen basis points from 3.84% in 2005. The net interest margin was 4.25% in 2006, down four basis points from 4.29% in 2005. The slight decrease in the Company’s net interest margin was a result of several factors, including a modestly liability sensitive position in a rising rate environment, additional wholesale funding costs and a more aggressive pricing of deposits with durations of nine months or less to minimize exposure to a potential downward cycle in short term rates, offset partially by the aforementioned changes in asset mix. The yield on average loans increased seventy-one basis points in 2006, reflecting the increase in short term rates during the year, while the yield on investment securities increased thirty-seven basis points for the period. Interest expense as a percentage of average earning assets increased to 2.43%, up sixty-eight basis points from 1.75% in 2005, reflecting a seventy-three basis point increase in average cost of retail deposits to 2.76%, and an eighty-three basis point increase in average total funding cost to 3.03%.

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2007, 2006 and 2005.

	2007			2006			2005
Dollars in thousands	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS
Loans receivable, net (1) (2)	$1,210,638	$88,059	7.27%	$1,188,388	$84,159	7.08%	$1,113,206	$70,908	6.37%
Investment securities
Taxable	163,847	7,435	4.48%	165,083	7,210	4.37%	173,668	6,844	3.94%
Tax exempt (2)	94,034	5,732	6.01%	85,020	5,247	6.17%	63,029	4,069	6.46%

Total investments	257,881	13,167	5.04%	250,103	12,457	4.98%	236,697	10,913	4.61%
Interest bearing deposits	481	18	3.69%	2,681	74	2.76%	1,256	41	3.26%
Federal funds sold	1,445	78	5.32%	18,805	930	4.95%	12,968	464	3.58%

Total interest earning assets	1,470,445	101,322	6.89%	1,459,977	97,620	6.69%	1,364,127	82,326	6.04%
Allowance for loan losses	(14,494)			(14,118)			(12,644)
Total nonearning assets	127,231			124,919			126,235

Total assets	$1,583,182			$1,570,778			$1,477,718

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$170,475	$1,312	0.77%	$170,204	$765	0.45%	$192,987	$807	0.42%
Money market	147,295	3,649	2.48%	170,892	3,734	2.19%	176,606	2,325	1.32%
Savings	91,560	565	0.62%	108,659	853	0.79%	131,420	880	0.67%
Time deposits:
Less than $100,000	394,436	16,599	4.21%	393,897	15,099	3.83%	364,645	11,473	3.15%
$100,000 and more	201,432	9,426	4.68%	189,353	8,045	4.25%	137,197	4,923	3.59%

Total interest-bearing deposits	1,005,198	31,551	3.14%	1,033,005	28,496	2.76%	1,002,855	20,408	2.03%
Federal funds purchased & repurchase agreements	11,852	630	5.24%	4,738	219	4.62%	21,189	568	2.68%
Federal Home Loan Bank advances	87,860	4,345	4.88%	61,612	2,834	4.60%	33,056	1,351	4.09%
Subordinated debt	20,619	1,684	8.06%	20,619	1,636	7.93%	20,619	1,260	6.11%
Commercial paper	71,545	3,141	4.33%	50,530	2,275	4.50%	7,724	255	3.30%
Other borrowings	772	39	4.98%	363	22	6.06%	947	19	2.01%

Total interest-bearing liabilities	1,197,846	41,390	3.45%	1,170,867	35,482	3.03%	1,086,390	23,861	2.20%
Demand deposits	229,668			239,332			249,938
Other liabilities	7,611			16,857			9,953

Total liabilities	1,427,514			1,427,056			1,346,281
Stockholders’ equity	155,668			143,722			131,437

Total liabilities and stockholders’ equity	$1,583,182			$1,570,778			$1,477,718

Net interest income (tax equivalent) (3)		$59,932			$62,138			$58,465

Average interest rate spread			3.44%			3.66%			3.84%

Interest expense as a percent of average earning assets			2.81%			2.43%			1.75%

Net interest margin			4.08%			4.25%			4.29%

(1)	Includes nonaccrual loans
(2)	Income and yields are reported on a taxable equivlent basis using a 35% tax rate.
(3)	The tax equivalent interest adjustments included in the yields presented above were $2.2 million, $2.0 million, and $1.6 million for each of the three years ended December 31, 2007.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

	Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans	$1,617	$2,283	$3,900	$5,015	$8,236	$13,251
Securities, taxable	44	181	225	(355)	721	366
Securities, tax-exempt	624	(139)	485	1,368	(190)	1,178
Interest-bearing bank deposits	(75)	19	(56)	40	(7)	33
Federal funds sold	(917)	65	(852)	252	214	466

Total Interest Earning Assets	$1,293	$2,409	$3,702	$6,320	$8,974	$15,294

Interest Expense:

Time and savings deposits:
Interest checking	$1	$546	$547	$(97)	$55	$(42)
Money market	(532)	447	(85)	(65)	1,474	1,409
Savings	(120)	(168)	(288)	(171)	144	(27)
Time deposits
Less than $100,000	1	1,499	1,500	1,001	2,625	3,626
$100,000 and more	535	846	1,381	2,104	1,018	3,122

Total time and savings deposits	(115)	3,170	3,055	2,772	5,316	8,088
Federal funds and repurchase agreements	378	33	411	(606)	257	(349)
Federal Home Loan Bank advances	1,329	182	1,511	1,296	187	1,483
Subordinated Debt	21	27	48	—	376	376
Commerical Paper	955	(89)	866	1,896	124	2,020
Other borrowings	22	(5)	17	(17)	20	3

Total Interest Bearing Liabilities	$2,590	$3,318	$5,908	$5,341	$6,280	$11,621

Net Interest Income	$(1,297)	$(909)	$(2,206)	$979	$2,694	$3,673

NONINTEREST INCOME

2007 Compared to 2006

Noninterest income increased to $17.0 million in 2007, an increase of $1.5 million or 9.6% compared to 2006. Included in the 2007 results were net gains on sales of premises and equipment of $1.0 million, the majority of which relates to the sale of three branch properties that were closed in the third quarter and gains of $35 thousand on sales of securities available for sale. The 2006 results include a loss of $196 thousand on sale of securities available for sale. Retail banking fees increased to $7.7 million, an increase of $742 thousand or 10.6% from 2006. Increases in NSF fees associated with new account generation and debit card activity partly attributable to the High Performance Checking Program initiative were responsible for the increase.

Gains on sales of mortgage loans from mortgage banking activities decreased to $2.4 million, a decrease of $430 thousand or 15.0%. Due to the higher mortgage rates for much of the year and a cooling of real estate markets during 2007, the Company experienced a decline in mortgage originations in both purchase money and refinance mortgages when compared to levels noted during 2006. STEL originated $120.4 million and sold $125.1 million of secondary mortgage loans during 2007, compared to $134.1 million originated and $138.6 million sold in 2006.

Commissions and fees from fiduciary and brokerage activities associated with our trust and wealth management activities increased to $4.3 million for 2007, an increase of $420 thousand or 10.9% over 2006. At December 31, 2007, STEL’s trust affiliate had assets under management and brokerage assets of $595 million, compared to $597 million at December 31, 2006.

2006 Compared to 2005

Noninterest income increased to $15.5 million in 2006, an increase of $42 thousand or .3% compared to 2005. The 2006 results include a loss of $196 thousand on sale of securities available for sale. Included in the 2005 results were net gains on sales of securities available for sale of $296 thousand and a net gain of $421 thousand in connection with the sale of two branches located in Tazewell County. Retail banking fees increased to $7.0 million, an increase of $28 thousand or ..4% from 2005. Increases in fees associated with new account generation and debit card activity were offset by decreases in the volume of overdrafts.

Gains on sales of mortgage loans from mortgage banking activities decreased to $2.9 million, a decrease of $222 thousand or 7.2%. Due to the higher mortgage rates and a cooling of real estate markets during 2006, the Company experienced a decline in mortgage originations in both purchase money and refinance mortgages when compared to the robust levels noted during 2005. STEL originated $134.1 million and sold $138.6 million of secondary mortgage loans during 2006, compared to $176.5 million originated and $176.1 million sold in 2005.

Commissions and fees from fiduciary and brokerage activities associated with our trust and wealth management activities increased to $3.9 million for 2006, an increase of $187 thousand or 5.1% over 2005. At December 31, 2006, STEL’s trust affiliate had assets under management and brokerage assets of $597 million, compared to $511 million at December 31, 2005.

Other operating income including Bank Owned Life Insurance (“BOLI”) increased to $1.7 million in 2006 an increase of $587 thousand or 55.1% compared to 2005. The largest contributors to this increase were a $489 thousand in commission revenue generated by Virginia Financial Title Agency (VFTA) which opened during 2006 and $231 thousand of income related to bank owned life insurance (BOLI) offset by minor decreases in commissions from the sale of other banking products. Income produced by VFTA is aggregated into the income generated by our subsidiary banks and is considered an operating entity, but not a separate reporting entity or segment.

NONINTEREST EXPENSE

The following table presents the components of noninterest expense and the variance or percentage change:

	2007 vs. 2006			2006 vs. 2005
(In thousands)	2007	2006	%	2006	2005	%
Compensation and employee benefits	$26,422	$26,607	-0.7%	$26,607	$25,284	5.2%
Net occupancy	3,570	3,147	13.4%	3,147	2,888	9.0%
Supplies and equipment	4,383	4,141	5.8%	4,141	4,056	2.1%
Amortization—intangible assets	646	578	11.8%	578	643	-10.1%
Marketing	1,533	1,214	26.3%	1,214	887	36.9%
State franchise taxes	1,138	973	17.0%	973	870	11.8%
Data processing	1,794	1,389	29.2%	1,389	1,389	0.0%
Professional fees	1,005	823	22.1%	823	804	2.4%
Telecommunications	976	1,006	-3.0%	1,006	1,017	-1.1%
Other operating expense	7,374	7,040	4.7%	7,040	5,864	20.1%

	$48,841	$46,918	4.1%	$46,918	$43,702	7.4%

Noninterest expenses increased to $48.8 million in 2007, an increase of $1.9 million or 4.1% over 2006. This increase was mainly attributable to the following factors:

•	Data processing costs increased during the current year due to additional ATM costs and increased software amortization expense.

•	A full year effect of the additional operating and occupancy costs arising from the opening of four additional full-service branches during 2006.

•	Increased costs associated with marketing and professional fees were driven by branding initiatives associated with our High Performance Checking Account Program.

•	Increase in bank franchise taxes associated with increased capital levels coupled with decreased qualifying securities deductions.

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

INCOME TAXES

For the year ended December 31, 2007, income taxes were $6.9 million, resulting in an effective tax rate of 28.7% compared to $8.5 million or 30.2% in 2006 and $8.4 million or 31.4% in 2005. The decrease in the effective tax rate for 2007 as compared to 2006 can be attributed to the tax free income generated by, investments in tax credits and a higher proportion of earnings from tax-exempt assets, such as the investment in BOLI, obligations of states and political subdivisions during those years. The decrease in the effective tax rate for 2006 as compared to 2005 can be attributed to the tax free income generated by the investment in BOLI and investments in tax credits.

ASSET QUALITY

The allowance for loan losses represents an estimate, in management’s judgment, of the amount needed to absorb losses incurred through the reporting date on existing loans in the portfolio. The following table represents STEL’s activity in its allowance for loan losses:

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Allowance for loan losses, January 1	$14,500	$13,581	$11,706	$9,743	$9,180
Loans Charged Off:
Real estate—construction	1,130	—	—	48	—
Real estate—mortgage	79	30	55	82	180
Non-farm, Non-residential	—	—	38	30	—
Commercial, financial and agricultural	98	88	41	124	191
Consumer loans	455	284	318	518	585

Total Loans Charged Off	1,762	402	452	802	956

Recoveries
Real estate—construction	—	—	48	—	—
Real estate—mortgage	67	24	4	4	1
Non-farm, Non-residential	—	—	23	—	—
Commercial, financial and agricultural	121	83	50	83	11
Consumer loans	116	464	190	144	217

Total Recoveries	304	571	315	231	229

Net Charge-offs (Recoveries)	1,458	(169)	137	571	727
Provision for Loan Losses	2,040	750	2,012	2,534	1,290

Allowance for loan losses, December 31	$15,082	$14,500	$13,581	$11,706	$9,743

Ratio of allowance for loan losses to total loans outstanding at end of year	1.23%	1.19%	1.19%	1.10%	1.06%

Ratio of net charge offs (recoveries) to average loans outstanding during the year	0.12%	(0.01)%	0.01%	0.06%	0.09%

The balance of the allowance for loan losses was $15.1 million as of December 31, 2007, compared to $14.5 million and $13.6 million as of December 31, 2006 and 2005, respectively. The allowance for loan losses was 1.23% of outstanding loans as of December 31, 2007 and 1.19% as of both December 31, 2006 and 2005. The allowance as a percentage of loans increased during 2007 when compared to 2006 and 2005 due to the following:

•

A real estate market that remains soft. Commercial real estate activity experienced a significant decline in our markets during the second half of 2006 and continued to weaken throughout 2007. The number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability and new mortgage originations indicate that a general cyclical decline in the residential real estate market has and still is occurring as well.

•

The growing popularity of and problems noted with non-traditional mortgage products. While the Company’s affiliate banks do not originate non-traditional mortgages within their own portfolios, we do have the risk associated with borrowers who have them. The allowance analysis has considered this and other qualitative factors.

Net charge-offs (recoveries) were $1.5 million during 2007, compared to ($169 thousand) during 2006 and $137 thousand during 2005. The percentage of net charge-offs (recoveries) to average loans was 0.12% for 2007, (0.01%) for 2006, and 0.01% for 2005, reflecting a higher level of charge-off experience.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Allocation of allowance for inherent loan losses, end of year
Real estate—construction	$5,219	$2,426	$923	$684	$567
Real estate—mortgage	7,137	7,519	6,498	7,702	5,425
Commercial, financial and agricultural	2,363	3,435	3,314	982	408
Consumer Loans	350	595	930	839	639
All Other Loans	13	17	53	51	50
Unallocated	—	508	1,863	1,448	2,654

Total allowance for loan losses	$15,082	$14,500	$13,581	$11,706	$9,743

Ratio of loans to total year-end loans
Real estate—construction	16.25%	16.30%	10.15%	11.01%	10.22%
Real estate—mortgage	70.91%	71.82%	79.13%	76.45%	75.84%
Commercial, financial and agricultural	10.22%	8.61%	6.84%	8.03%	8.00%
Consumer Loans	2.13%	2.71%	3.58%	4.18%	5.21%
All Other Loans	0.48%	0.56%	0.31%	0.32%	0.72%

	100.00%	100.00%	100.00%	100.00%	100.00%

The increase in the allocation to the real estate relates to charge-off activity noted in the current year and the associated impact on our historical loss experience ratio. Additionally, market conditions noted in the current year also support this allocation increase. The largest allowance allocation continues to be to the real estate-mortgage loan portfolio, which represents approximately 47.3% of the allowance balance at December 31, 2007. The increase in 2004 was primarily the result of commercial real estate loan growth, which normally carries a higher risk rating and allowance allocation than 1-4 family mortgages. The real estate – mortgage category represented 70.9% of total loans outstanding at year end, of which approximately 50% represented a non-homogeneous portfolio consisting of loans collateralized by commercial real estate.

The following table presents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Non-accrual loans
Real Estate Construction	$1,267	$60	$—	$—	$132
Real Estate Mortgage	1,837	1,934	1,203	2,289	2,276
Commercial, Financial and Agricultural	459	544	288	59	84
Consumer Loans	374	461	113	204	185
Troubled debt restructurings	—	—	154	1,451	4,525
Foreclosed assets	3,031	38	75	5	136

Total non-performing assets	$6,968	$3,037	$1,833	$4,008	$7,338

Loans past due 90 days accruing interest	$—	$—	$—	$—	$25

Nonperforming assets to total assets	0.44%	0.19%	0.12%	0.28%	0.53%

Non-performing assets to year-end loans and foreclosed assets	0.57%	0.25%	0.16%	0.38%	0.80%

If interest on nonaccrual loans and troubled debt restructurings had been accrued, such income would have approximated $107 thousand, $181 thousand $91 thousand, $118 thousand and $108 thousand for each of the five years ended December 31, 2007, respectively.

Non-performing assets consist of STEL’s non-accrual loans, troubled-debt restructurings, and other property owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans which are carried on non-accrual status, interest is recognized on a cash basis. At December 31, 2007, total non-performing assets totaled $7.0 million, an increase of $4.0 million from 2006. The increase in non-performing assets is a result of a $4.1 million commercial credit that was put on nonaccrual status during the third quarter, written down $1.2 million and subsequently foreclosed upon during the fourth quarter. For 2006, total nonperforming assets were $3.0 million, an increase of $1.2 million from 2005. The increase in 2006 is attributable to several small relationships that are well collateralized. All remaining restructured loans are performing as agreed and, in the opinion of management, were adequately reserved. Non-accrual loans consist of predominately all single-family mortgage loans that were well collateralized.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the carrying values of investment securities:

	2007		2006		2005
(Dollars in thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
U. S. Treasury	$—	$—	$—	$—	$2,505	$—
U. S. Government agencies	84,776	—	110,078	—	85,017	—
State and municipals	96,488	2,657	98,135	3,328	81,836	4,287
Corporate bonds	8,958	—	2,506	—	6,062	—
Collateralized mortgage obligations	905	—	1,183	—	3,270	—
Mortgage backed securities	33,493	—	45,345	—	55,821	—
Equity securities	2,945	—	3,511	—	1,659	—
Other	4	—	55	—	575	—

Total investment securities	$227,569	$2,657	$260,813	$3,328	$236,745	$4,287

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2007 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. STEL attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

(Dollars in thousands)	Book Value	Market Value	Weighted Average Maturity	Weighted Average TE Yield
Federal Agencies
Within one year	$43,983	$43,864	.38 years	3.96%
After one year to five years	39,911	40,912	3.09 years	5.18%

Total	83,894	84,776	1.67 years	4.54%

Collateralized Mortgage Obligations
After ten years	$914	$905	22.32 years	3.99%

Total	914	905	22.32 years	3.99%

Mortgage Backed Securities
After one year to five years	$5,941	$5,862	2.56 years	4.08%
After five years to ten years	23,418	23,296	5.78 years	4.21%
After ten years	4,288	4,335	19.24 years	5.52%

Total	33,647	33,493	6.93 years	4.36%

State and Municipals
Within one year	$7,119	$7,106	.56 years	5.00%
After one year to five years	38,486	38,941	2.99 years	6.26%
After five years to ten years	38,990	39,538	6.92 years	5.91%
After ten years	10,641	10,903	12.86 years	6.73%

Total	95,236	96,488	5.52 years	6.08%

Corporate Bonds
Within one year	$1,001	$1,007	.75 years	5.66%
After one year to five years	7,950	7,951	1.80 years	5.02%

Total	8,951	8,958	1.68 years	5.09%

Total Fixed Income Securities
Within one year	$52,103	$51,977	.41 years	4.14%
After one year to five years	92,288	93,666	2.90 years	5.55%
After five years to ten years	62,408	62,834	6.49 years	5.28%
After ten years	15,843	16,143	15.13 years	6.24%

Total	222,642	224,620	4.20 years	5.19%
Equity Securities	3,525	2,945
Other Securities	4	4

Total Securities	$226,171	$227,569

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders’ equity.

Loan Portfolio

At December 31, 2007, loans, net of unearned income and the allowance for loan losses, totaled $1.21 billion, an increase of $9.5 million or 0.8% from $1.20 billion in 2006. The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, amounted to $552.6 million at December 31, 2007 and represents 45.6% of the total portfolio. At December 31, 2007, off balance sheet unused loan commitments and standby letters of credit amounted to $363.4 million, compared to $386.2 million at December 31, 2006. These commitments may be secured or unsecured. On December 31, 2007, STEL had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Real estate—construction	$199,281	$198,400	$115,944	$116,888	$94,372
Real estate—mortgage	869,805	873,911	904,115	811,197	698,107
Commercial, financial and agricultural	125,410	104,709	78,110	85,256	76,075
Consumer loans	26,169	33,030	40,876	44,379	50,163
All other loans	5,924	6,768	3,486	3,448	4,353

Total loans before deduction of unearned income	1,226,589	1,216,818	1,142,531	1,061,168	923,070
Plus: Deferred Costs (Fees)	1,088	814	545	407	(381)

Total loans before allowance for loan losses	1,227,677	1,217,632	1,143,076	1,061,575	922,689
Less: allowance for loan losses	(15,082)	(14,500)	(13,581)	(11,706)	(9,743)

Net loans	$1,212,595	$1,203,132	$1,129,495	$1,049,869	$912,946

The following tables set forth the contractual maturity of the loan portfolio as of December 31, 2007:

(In thousands)	One year or less	After one but less than five years	After five years	Total
Real estate—construction	$121,594	$55,141	$22,546	$199,281
Real estate—mortgage	114,436	249,430	505,939	869,805
Commercial, financial and agricultural	53,277	62,929	9,204	125,410
Consumer loans	5,367	19,873	929	26,169
All other loans	477	342	5,105	5,924

Total loans (1)	$295,151	$387,715	$543,723	$1,226,589

(1)	Excluding loans held for sale and before deduction of unearned income.

	After one but less than five years	After five years	Total
For maturities over one year:
Fixed rates	$363,922	$227,615	$591,537
Variable rates	23,793	316,108	339,901

Total	$387,715	$543,723	$931,438

Deposits

Deposits at December 31, 2007 amounted to $1.14 billion, a decrease of $175.7 million or 13.3% from $1.32 billion in 2006. For 2007, demand and savings deposits decreased by $113.1 million, and time deposits decreased $62.6 million, with $12.8 million of the decrease coming from brokered CD deposits. For 2006, demand and savings deposits decreased by $31.2 million, while time deposits increased $94.0 million. The overall cost of deposit funds increased to 3.14% in 2007, compared to 2.76% in 2006 and 2.03% in 2005, reflecting higher rate environments and increased competition for deposits in all years.

The following table illustrates average outstanding deposits and rates paid:

	2007		2006		2005
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$229,668	—	$239,332	—	$249,938	—

Interest-bearing deposits:
Interest checking	170,475	0.77%	170,204	0.45%	192,987	0.42%
Money market	147,295	2.48%	170,892	2.19%	176,606	1.32%
Savings	91,560	0.62%	108,659	0.79%	131,420	0.67%
Time deposits:
Less than $100,000	394,436	4.21%	393,897	3.83%	364,645	3.15%
$100,000 and more	201,432	4.68%	189,353	4.25%	137,197	3.59%

Total interest-bearing deposits	1,005,198	3.14%	1,033,005	2.76%	1,002,855	2.03%

Total average deposits	$1,234,866		$1,272,337		$1,252,793

Maturities of time deposits of $100,000 and over:

(In thousands)
At December 31, 2007
Within three months	$68,948
Three to six months	64,324
Six to twelve months	26,491
Over twelve months	35,333

$195,096

Borrowings

An increased reliance on Federal Home Loan Bank borrowings due to assets remaining constant and deposit run-off caused by strong competition for deposits within local markets was noted during 2007. Federal Home Loan Bank borrowings increased $104 million or 160.0% when compared to 2006. In 2007, the Company had continued success with the commercial paper product which is marketed to large commercial customers. The increase in commercial paper of $10.1 million or 17.2%, during 2007 provided a funding source for balance sheet growth and helped somewhat to offset deposit run-off throughout the current year.

The following table shows certain information regarding the Company’s commercial paper:

	At or for the year ending December 31,
	2007	2006
Commercial paper:
Average balance outstanding	$71,545	$50,530
Maximum amount outstanding at any month-end during the period	78,956	68,784
Balance outstanding at end of period	68,745	58,632
Average interest rate during the period	4.33%	4.50%
Weighted average interest rate at end of period	3.53%	4.82%

Capital Adequacy

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment. STEL’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position at each of the banking subsidiaries.

The primary source of additional capital to STEL is earnings retention, which represents net income less dividends declared. During 2007, STEL retained $10.1 million, or 59.3% of its net income. Stockholders’ equity increased by $12.1 million, reflecting comprehensive income of $1.5 million related primarily to unrealized gains on securities available-for-sale during the period.

STEL and its banking affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on STEL and the affiliate banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, STEL and its banking affiliates must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require STEL and its banking affiliates to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of December 31, 2007, and 2006, STEL and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events since the notification that management believes have changed the subsidiary banks’ category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and STEL’s overall financial condition. STEL’s bank affiliates have available a combined $51 million line of credit with the Federal Home Loan Bank of Atlanta, unused lines of credit totaling $85.0 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the parent Company also represents an important aspect of liquidity management. The parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, loan and deposit operations, information technology, human resources, audit, compliance and credit administration functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking and trust subsidiaries, nonrated commercial paper issued by the Company, a working line of credit with a correspondent bank, and availability of the trust preferred security market as deemed necessary. During 2007, the banking subsidiaries and the non-bank subsidiary paid $14.2 million in management fees and transferred $14.0 million in dividends to STEL. As of January 1, 2008, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to STEL without prior regulatory approval totaled $29.5 million or 18.1% of the consolidated net assets. The parent Company generated approximately $11.4 million in cash flow from operating activities in 2007. It paid dividends to stockholders of $6.9 million, invested $1.8 million in fixed assets and borrowed $10.1 million under its commercial paper program which it invested in short term investment instruments.

Contractual Obligations

The impact of our contractual obligations as of December 31, 2007 on liquidity and cash flow in future periods is as follows:

Contractual Obligations

		Payments Due by Period
(In thousands)	Total	One year or less	1-3 years	3-5 years	More than 5 years
Certificates of Deposit	$552,163	$434,692	$92,149	$25,312	$10
Subordinated Debt[1]	20,619	—	—	—	20,619
FHLB Borrowings	169,000	69,000	85,000	5,000	10,000
Operating Leases	3,497	695	992	360	1,450

Total	$745,279	$504,387	$178,141	$30,672	$32,079

[1]

The Subordinated debt securities mature on June 17, 2034, but are callable beginning in June 2009. It is likely that the company will exercise it’s rights under the call provisions and retire this debt instrument at the call date.

Other Commitments

		Commitment Expiration by Period
(In thousands)	Total	One year or less	1-3 years	3-5 years	More than 5 years
Commitments to extend credit	$362,027	$200,374	$37,800	$19,075	$104,778
Standby letters of credit	11,111	9,435	1,651	25	—
Mortgage loans sold with potential recourse	54,769	54,769	—	—	—

	$427,907	$264,578	$39,451	$19,100	$104,778

In the judgment of management, STEL maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company has not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. STEL does have significant commitments to fund loans in the ordinary course of business.

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
Commitments to extend credit	$362,027	$370,575
Standby letters of credit	11,111	15,634
Mortgage loans sold with potential recourse	54,769	50,648

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. The Company, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2007, the Company originated $120 million and sold $125 million to investors, compared to $134 million originated and $139 million sold in 2006. Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months. The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2007, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $11.1 million and loans held for sale of $5.4 million. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $16.5 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, Financial Accounting Standards Board (“FASB”) Issued Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which became effective for fiscal years beginning after September 15, 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets .” The adoption of Statement 155 at the beginning of 2007 did not have a material impact on the consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (“Statement 156”). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Statement 156 became effective for fiscal years beginning subsequent to September 15, 2006. The Company’s adoption of Statement 156 at the beginning of 2007 did not have a material impact on the consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax consequences in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies”. As required by Interpretation No. 48, which clarifies Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recorded no adjustment for future tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in USGAAP, and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. This Issue is effective for fiscal years beginning after December 15, 2007. The implementation of EITF 06-4 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, “Fair Value Measurements”. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company will prospectively apply this Issue to applicable dividends declared on or after January 1, 2008. Management does not expect this Issue to have a material impact on the Company’s consolidated financial statements.

In February 2008, FASB issued FSP 140-3 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” This FSP addresses the accounting for a transfer of a financial asset and a repurchasing financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those years. Management does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109. SAB No. 109 revises the view expressed in SAB No. 105 and states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 expands to all loan commitments, the view that internally-developed intangible assets, such as customer relationship intangible assets, should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis for loan servicing activities related to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its consolidated financial statements; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. STEL’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, STEL derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

Equity market risk is not a significant risk to STEL as equity investments on a cost basis comprise less than 1% of corporate assets. STEL does not have any exposure to foreign currency exchange risk or commodity price risk.

Interest rate risk is the exposure to fluctuations in STEL’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of STEL’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate, yet is not essential to STEL’s profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. STEL primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, STEL does not use off-balance sheet instruments. The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors of the Company and bank subsidiaries.

STEL uses simulation analysis to assess earnings at risk and Economic Value of Equity analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of STEL’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of STEL’s interest rate risk position over time.

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of STEL’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The simulation analysis results are presented in the table below. These results, as of December 31, 2007, indicate that STEL would expect net interest income to decrease over the next twelve months by 0.3% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 4.9% if rates shifted downward in the same manner. This profile reflects a moderate interest rate risk position and is well within the guidelines set by policy.

1-Year Net Interest Income Simulation (In thousands)

-200 bp shock	$(2,659)	-4.85%
+200 bp shock	$(145)	-0.26%

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

The EVE analysis results are presented in the table below. These results as of December 31, 2007 indicate that the EVE would increase 5.5% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 15.8% if rates shifted downward in the same manner. The risk position of STEL is within the guidelines set by policy.

Static Economic Value of Equity Change (In thousands)

-200 bp shock	$(38,269)	-15.85%
+200 bp shock	$13,258	5.49%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of

StellarOne Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of StellarOne Corporation (a Virginia Corporation, formerly Virginia Financial Group, Inc.) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StellarOne Corporation (formerly Virginia Financial Group, Inc.) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, to the financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R) Share-Based Payments (SFAS 123R) on January 1, 2006. Also, as discussed in Note 14, to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, An amendment of FASB Statements No. 87, 88, 106 and 132(R) at December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StellarOne Corporation’s (formerly Virginia Financial Group, Inc.) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 13, 2008

To the Shareholders and Directors

StellarOne Corporation and Affiliates

Culpeper, Virginia

We have audited the accompanying consolidated balance sheets of StellarOne Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that StellarOne Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). StellarOne Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of StellarOne Corporation and subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StellarOne Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that StellarOne Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, StellarOne Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 16, 2006

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in Thousands)

	2007	2006
Assets
Cash and due from banks	$41,091	$48,747
Federal funds sold	321	8,590
Interest-bearing deposits in banks	381	298

Cash and cash equivalents	41,793	57,635
Investment securities (fair value: 2007, $230,240; 2006, $264,152)	230,226	264,141
Mortgage loans held for sale	5,354	7,640
Loans receivable, net of allowance for loan losses, 2007, $15,082; 2006, $14,500	1,212,595	1,203,132
Premises and equipment, net	37,307	35,853
Accrued interest receivable	7,747	8,197
Deferred income tax asset	3,906	5,446
Core deposit intangibles, net	3,225	3,871
Goodwill	13,896	13,896
Bank owned life insurance	10,725	10,231
Foreclosed assets	3,031	38
Other assets	25,013	15,909

Total assets	$1,594,818	$1,625,989

Liabilities
Deposits:
Noninterest-bearing	$204,774	$239,672
Interest-bearing	937,773	1,078,609

Total deposits	1,142,547	1,318,281
Federal funds purchased and securities sold under agreements to repurchase	20,000	—
Federal Home Loan Bank advances	169,000	65,000
Subordinated debt	20,619	20,619
Commercial paper	68,745	58,632
Other borrowings	892	561
Accrued interest payable	3,555	4,274
Other liabilities	6,692	7,970

Total liabilities	1,432,050	1,475,337

Stockholders’ Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock; $1 par value; 25,000,000 shares authorized;
2007: 10,795,943 shares issued and outstanding;
2006: 10,784,303 shares issued and outstanding;	10,796	10,784
Additional paid-in capital	34,488	33,970
Retained earnings	117,009	106,924
Accumulated other comprehensive income (loss), net	475	(1,026)

Total stockholders’ equity	162,768	150,652

Total liabilities and stockholders’ equity	$1,594,818	$1,625,989

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2007

(Dollars in Thousands, except per share data)

	2007	2006	2005
Interest Income
Loans, including fees	$87,902	$84,003	$70,712
Federal funds sold and deposits in other banks	96	1,004	505
Investment securities
Taxable	6,853	6,724	6,447
Tax-exempt	3,726	3,410	2,645
Dividends	582	486	397

Total interest income	99,159	95,627	80,706

Interest Expense
Deposits	31,551	28,496	20,408
Federal funds repurchased and securities sold under agreements to repurchase	630	219	568
Federal Home Loan Bank advances	4,345	2,834	1,351
Subordinated debt	1,684	1,636	1,260
Commerical paper	3,141	2,275	255
Other borrowings	39	22	19

Total interest expense	41,390	35,482	23,861

Net interest income	57,769	60,145	56,845
Provision for loan losses	2,040	750	2,012

Net interest income after provision for loan losses	55,729	59,395	54,833

Noninterest Income
Retail banking fees	7,724	6,982	6,954
Commissions and fees from fiduciary activities	3,375	3,108	2,954
Brokerage fee income	909	756	723
Gains (losses) on sale of premises and equipment	1,013	274	(61)
Gains (losses) on securities available for sale	35	(196)	296
(Losses) gains on sale of foreclosed assets	(1)	40	—
Gain on sale of branches	—	—	421
Mortgage banking-related fees	2,439	2,869	3,091
Income from bank owned life insurance	505	231	—
Other operating income	968	1,421	1,065

Total noninterest income	$16,967	$15,485	$15,443

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (continued)

For the Three Years Ended December 31, 2007

(Dollars in Thousands, except per share data)

	2007	2006	2005
Non-interest Expense
Compensation and employee benefits	$26,422	$26,607	$25,284
Net occupancy	3,570	3,147	2,888
Supplies and equipment	4,383	4,141	4,056
Amortization-intangible assets	646	578	643
Marketing	1,533	1,214	887
State franchise taxes	1,138	973	870
Data processing	1,794	1,389	1,389
Professional fees	1,005	823	804
Telecommunications	976	1,006	1,017
Other operating expenses	7,374	7,040	5,864

Total noninterest expense	$48,841	$46,918	$43,702

Income before income taxes	$23,855	$27,962	$26,574
Income tax expense	6,853	8,465	8,358

Net income	$17,002	$19,497	$18,216

Earnings per share, basic	$1.58	$1.81	$1.69

Earnings per share, diluted	$1.57	$1.80	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Years Ended December 31, 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$10,742	$32,839	$81,869	$1,639		$127,089
Comprehensive income:
Net income	—	—	18,216	—	$18,216	18,216
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,816)	—	—	—	—	(3,373)	—
Reclassification adjustment (net of tax, $104)	—	—	—	—	(192)	—
Minimum pension liability adjustment (net of tax of $47)	—	—	—	—	(87)	—

Other comprehensive loss	—	—	—	(3,652)	(3,652)	(3,652)

Total comprehensive income	—	—	—	—	$14,564	—

Cash dividends ($.56 per share)	—	—	(6,024)	—		(6,024)
Stock-based compensation expense (6,379 shares)	6	326	—	—		332
Exercise of stock options (10,500 shares)	11	133	—	—		144

Balance, December 31, 2005	$10,759	$33,298	$94,061	$(2,013)		$136,105
Comprehensive income:
Net income	—	—	19,497	—	$19,497	19,497
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $714)	—	—	—	—	1,326	—
Reclassification adjustment (net of tax, $69)	—	—	—	—	(127)	—

Other comprehensive income	—	—	—	1,199	1,199	1,199

Total comprehensive income	—	—	—	—	$20,696	—

Adjustment to initially apply FASB
Statement No. 158 (net of tax of $114)	—	—	—	(212)		(212)
Cash dividends ($.61 per share)	—	—	(6,634)	—		(6,634)
Stock-based compensation expense (9,979 shares)	10	410	—	—		420
Exercise of stock options (15,223 shares)	15	262	—	—		277

Balance, December 31, 2006	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	17,002	—	$17,002	17,002
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $690)	—	—	—	—	1,282	—
Reclassification adjustment (net of tax, $12)	—	—	—	—	23	—
Net actuarial gain (net of tax $80)	—	—	—	—	149	—
Amortization of net gain (net of tax $14)	—	—	—	—	26	—
Amortization of prior service cost (net of tax $11)	—	—	—	—	21	—

Other comprehensive income	—	—	—	1,501	1,501	1,501

Total comprehensive income	—	—	—	—	$18,503	—

Cash dividends ($.64 per share)	—	—	(6,917)	—		(6,917)
Stock-based compensation expense (8,440 shares)	9	490	—	—		499
Exercise of stock options (3,200 shares)	3	28	—	—		31

Balance, December 31, 2007	$10,796	$34,488	$117,009	$475		$162,768

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2007

(Dollars in Thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$17,002	$19,497	$18,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,055	2,856	2,965
Amortization of intangible assets	646	578	643
Provision for loan losses	2,040	750	2,012
Impairment of foreclosed assets	—	—	15
Deferred tax expense (benefit)	733	(34)	(851)
Employee benefit plan expense	219	264	265
Stock-based compensation expense	460	420	332
Losses (gains) on foreclosed assets	1	(40)	—
(Gains) losses on sale of premises and equipment	(1,013)	(274)	61
(Gains) losses on sale of securities available for sale	(35)	196	(296)
Mortgage banking-related fees	(2,439)	(2,869)	(3,091)
Gains on sale of branches	—	—	(421)
Proceeds from sale of mortgage loans	125,097	138,568	176,088
Origination of mortgage loans for sale	(120,372)	(134,116)	(176,505)
Amortization of securities premiums and accretion of discounts, net	13	12	525
Income on bank owned life insurance	(494)	(231)	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	450	(1,614)	(899)
(Increase) decrease in other assets	(6,300)	(1,623)	587
(Decrease) increase in accrued interest payable	(719)	1,759	434
(Decrease) increase in other liabilities	(1,278)	(1,844)	2,421

Net cash provided by operating activities	$17,066	$22,255	$22,501

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$84,051	$60,826	$83,056
Proceeds from sales and calls of securities available for sale	5,566	30,684	4,116
Purchase of securities available for sale	(53,673)	(114,472)	(49,056)
Net increase in loans	(14,534)	(74,510)	(90,729)
Proceeds from sale of premises and equipment	1,503	6,000	46
Purchase of premises and equipment	(7,682)	(10,760)	(9,200)
Proceeds from sale of foreclosed assets	37	200	50
Purchase of bank owned life insurance	—	(10,000)	—
Cash paid in branch sales, net	—	—	(11,742)

Net cash provided by (used) in investing activities	$15,268	$(112,032)	$(73,459)

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

For the Three Years Ended December 31, 2007

(Dollars in Thousands)

	2007	2006	2005
Cash Flows from Financing Activities
Net decrease in demand, money market and savings deposits	$(113,103)	$(31,243)	$(8,374)
Net (decrease) increase in certificates of deposit	(62,631)	94,015	28,720
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	20,000	(15,890)	(5,265)
Proceeds from Federal Home Loan Bank advances	196,000	81,000	35,000
Principal payments on Federal Home Loan Bank advances	(92,000)	(56,000)	(9,060)
Net increase in commercial paper	10,113	34,152	24,780
Net increase (decrease) in other borrowings	331	(281)	(273)
Proceeds from exercise of stock options	31	277	144
Cash dividends paid	(6,917)	(6,634)	(6,024)

Net cash (used) provided by financing activities	$(48,176)	$99,396	$59,648

(Decrease) increase in cash and cash equivalents	$(15,842)	$9,619	$8,690
Cash and Cash Equivalents
Beginning	57,635	48,016	39,326

Ending	$41,793	$57,635	$48,016

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$40,671	$33,723	$24,256

Income taxes	$6,265	$8,914	$9,151

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$3,031	$123	$135

Reclassification of premises and equipment no longer in service to other assets	$1,146	$—	$—

Noncash proceeds received in like-kind exchange	$1,536	$—	$—

Details of Disposition of branches
Fair value of assets sold	$—	$—	$(9,643)
Fair value of liabilities transferred	—	—	22,040
Write-off of core deposit intangibles	—	—	(465)
Write-off of goodwill	—	—	(138)
Write-off of loan premium	—	—	(115)
Transactions costs	—	—	(165)

Cash paid	$—	$—	$11,514
Less cash transferred	—	—	228

Net cash paid for sale	$—	$—	$11,742

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 1. Significant Accounting Policies

Nature of Operations and Consolidation

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation (“FNB”), Virginia Financial Group, Inc. and FNB completed the merger in which FNB and it’s subsidiary FNB Bank merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, “VFG” and after the merger “StellarOne” or “STEL”). StellarOne Corporation (the “Company”) is a Virginia multi-bank holding Company headquartered in Charlottesville, Virginia. The Company owns Second Bank & Trust and its subsidiary, Second Service Company; Planters Bank & Trust Company of Virginia and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company and VFG Limited Liability Trust. STEL, through its affiliates, also owns a 70% interest in VFG Title, LLC. The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated. The investment in VFG Limited Liability Trust, which approximated $619,000 at December 31, 2007, is not consolidated with the financial statements of the Company pursuant to the provisions of FASB Interpretation No. 46 (R).

The Company, through its member banks, provides a full array of banking services through thirty-five retail offices in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, commercial and consumer loans. The Company also provides a network of automated transaction locations, phone banking and a transactional internet banking product. Virginia Commonwealth Trust Company provides comprehensive wealth management, financial and estate-planning services through each of it’s community banks.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2007, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examinations.

STELLARONE CORPORATION AND SUBSIDIARIES

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

The Company, through its banking subsidiaries, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution. These equity securities are restricted from trading and are recorded in other assets at a cost of $12.6 million and $8.1 million at December 31, 2007 and 2006, respectively. These are considered cost basis securities for which the associated cost approximates fair value.

Loans

The Company, through its banking subsidiaries, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

STELLARONE CORPORATION AND SUBSIDIARIES

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan balances are charged against the allowance when management believes a loan balance is confirmed uncollectable. Subsequent recoveries, if any, are credited to the allowance.

The Company’s affiliate Banks conduct an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Banks’ calculation of the loss embedded in the individual loan. In addition to impairment testing, the Banks have an eight point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The allowance for loan losses is an accounting estimate and as such there is an uncertainty attached to the estimate due to the level of subjectivity and judgment inherent in performing the calculation. The ALLL is then expressed as a range and generally, the recorded ALLL should fall within this range. If the recorded ALLL exceeds the upper end of the range then the difference is a judgmental reserve. If the calculated ALLL falls below the range additional provision is recorded. Management will determine the appropriate amount of the judgmental reserve (if any) by evaluating existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company’s outsourced loan review consultants. The total of specific reserves required for impaired classified loans, calculated reserves by loan category and the judgmental reserve are then compared to the recorded allowance for loan losses. There was no judgmental reserve included in the allowance for loan losses at December 31, 2007.

STELLARONE CORPORATION AND SUBSIDIARIES

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the fair value of the related mortgage loans sold.

The Company accounts for the transfer of financial assets in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

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

STELLARONE CORPORATION AND SUBSIDIARIES

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

The Company accounts for impairment of long lived assets in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. The standard requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale. The Company had no impaired long lived assets at December 31, 2007 and 2006.

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

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized and amortized over their useful life if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets associated with branch acquisition transactions continue to be amortized over the estimated useful life of the deposits. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $646 thousand in 2007, $578 thousand in 2006 and $643 thousand in 2005.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Retirement Plans

The Company has a noncontributory, defined benefit pension plan covering certain of its employees meeting certain age and service requirements. The plan has not been offered to new employees after June, 2002. The Company’s funding policy is to make the maximum contribution permitted by the Employee Retirement Income Security Act. In 2006, the Company adopted Statement No. 158, (“SFAS No. 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

of FASB Statements No. 87, 88, 106, and 132(R)”. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. The asset (liability) related to the funded status recognized in the balance sheet was $239 thousand and ($401) thousand for the year ending December 31, 2007 and 2006, respectively and is included in other assets or liabilities, as appropriate, in the accompanying consolidated balance sheets.

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

During 2005, the Company applied the intrinsic value method prescribed in APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

2005
Net income, as reported	$18,216
Additional expense had the Corporation adopted SFAS No. 123	(220)

Pro forma net income	$17,996

Earnings per share:
Basic—as reported	$1.69

Basic—pro forma	$1.68

Diluted—as reported	$1.68

Diluted—pro forma	$1.66

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The fair value of each option grant issued equal to fair market value is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2007	2006	2005
Dividend yield	2.4%	2.4%	2.4%
Expected life	6.5 yrs	6.5 yrs	10 yrs
Expected volatility	27.7%	28.1%	26.6%
Risk-free interest rate	4.8%	4.6%	4.2%

The fair value of each option grant issued during 2007 above fair market value is estimated on the date of the grant using the Lattice option-pricing model with the following weighted average assumptions:

Dividend yield	2.4%
Expected life	4.5 yrs
Expected volatility	22.6%
Riskfree interest rate	4.8%
Post-vest cancellation rate	1.4%

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $1.5 million, $1.2 million, and $887 thousand were incurred in 2007, 2006 and 2005, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Stock Split

On September 6, 2006, the Company paid a three-for-two stock split in the form of a 50% stock dividend. On August 24, 2006, the Company’s Articles of Incorporation were amended to decrease the par value of the Company’s common stock from $5 per share to $1 per share. All references in the accompanying consolidated financial statements and notes thereto to the number of common shares and per share amounts for all periods presented prior to the split have been restated to reflect the three-for-two stock split.

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

Recent Accounting Pronouncements

In February 2006, FASB Issued Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which became effective for fiscal years beginning after September 15, 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets .” The adoption of Statement 155 at the beginning of 2007 did not have a material impact on the consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (“Statement 156”). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Statement 156 became effective for fiscal years beginning subsequent to September 15, 2006. The Company’s adoption of Statement 156 at the beginning of 2007 did not have a material impact on the consolidated financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax consequences in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies”. As required by Interpretation No. 48, which clarifies Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recorded no adjustment for future tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in USGAAP, and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. This Issue is effective for fiscal years beginning after December 15, 2007. The implementation of EITF 06-4 is not expected to have a material impact on the Company’s consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, “Fair Value Measurements”. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company will prospectively apply this Issue to applicable dividends declared on or after January 1, 2008. Management does not expect this Issue to have a material impact on the Company’s consolidated financial statements.

In February 2008, FASB issued FSP 140-3 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” This FSP addresses the accounting for a transfer of a financial asset and a repurchasing financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those years. Management does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109. SAB No. 109 revises the view expressed in SAB No. 105 and states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 expands to all loan commitments, the view that internally-developed intangible assets, such as customer relationship intangible assets, should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis for loan servicing activities related to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its consolidated financial statements; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

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

Note 3. Restrictions on Cash

To comply with Federal Reserve Regulations, the subsidiary banks are required to maintain certain average reserve balances. The daily average reserve requirement was $375 thousand for December 31, 2007 and $400 thousand for December 31, 2006.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 4. Investment Securities

The amortized cost and fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2007 and 2006, are as follows:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal	$2,657	$14	$—	$2,671

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal	$3,328	$11	$—	$3,339

The amortized cost and fair value of the securities being held to maturity as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2007
	Amortized Cost	Fair Value
Due in one year or less	$2,657	$2,671

Total	$2,657	$2,671

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Amortized cost and fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2007 and 2006 are as follows:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Government agencies	$83,894	$1,017	$(135)	$84,776
State and municipals	95,236	1,319	(67)	96,488
Corporate bonds	8,951	12	(5)	8,958
Collateralized mortgage obligations	914	—	(9)	905
Mortgage backed securities	33,647	102	(256)	33,493
Equity securities	3,525	94	(674)	2,945
Other	4	—	—	4

Total	$226,171	$2,544	$(1,146)	$227,569

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Government agencies	$110,912	$77	$(911)	$110,078
State and municipals	97,405	1,146	(416)	98,135
Corporate bonds	2,503	10	(7)	2,506
Collateralized mortgage obligations	1,210	—	(27)	1,183
Mortgage backed securities	46,407	37	(1,099)	45,345
Equity securities	2,929	631	(49)	3,511
Other	55	—	—	55

Total	$261,421	$1,901	$(2,509)	$260,813

The book value of securities pledged to secure deposits and for other purposes amounted to $61.7 million and $66.4 million at December 31, 2007 and 2006, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The amortized cost and fair value of the securities available for sale as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2007
	Amortized Cost	Fair Value
Due in one year or less	$52,103	$51,978
Due after one year through five years	86,347	87,803
Due after five years through ten years	38,989	39,538
Due after ten years	11,556	11,808
Equity securities	3,525	2,945
Mortgage-backed securities	33,647	33,493
Other	4	4

Total	$226,171	$227,569

Proceeds from sales and calls of securities available for sale were $5.6 million, $30.7 million, and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross gains of $114 thousand, $33 thousand, and $319 thousand and gross losses of $79 thousand, $232 thousand, and $23 thousand were realized on these sales during 2007, 2006 and 2005, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $12 thousand, $(69) thousand, and $104 thousand, respectively. There were no sales of securities held to maturity during 2007, 2006 or 2005.

Information pertaining to securities with gross unrealized losses at December 31, 2007, and 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

Description of Securities	Less than 12 months Fair Value	Unrealized Loss	12 months or more Fair Value	Unrealized Loss	Total Fair Value	Unrealized Loss
2007
U. S. Government Agencies	$4,972	$11	$19,880	$124	$24,852	$135
Mortgage backed securities	4,258	3	20,153	253	24,411	256
State and municipals	1,402	2	8,377	65	9,779	67
Corporate bonds	6,448	5	—	—	6,448	5
Collateralized mortgage obligations	—	—	905	9	905	9

Subtotal debt securities	17,080	21	49,315	451	66,395	472
Equity securities	1,196	481	400	193	1,596	674

Total temporary impaired securities	$18,276	$502	$49,715	$644	$67,991	$1,146

Description of Securities	Less than 12 months Fair Value	Unrealized Loss	12 months or more Fair Value	Unrealized Loss	Total Fair Value	Unrealized Loss
2006
U. S. Government Agencies	$44,882	$106	$31,711	$805	$76,593	$911
Mortgage backed securities	3,666	13	35,258	1,086	38,924	1,099
State and municipals	30,292	182	20,429	234	50,721	416
Corporate bonds	—	—	490	7	490	7
Collateralized mortgage obligations	—	—	1,183	27	1,183	27

Subtotal debt securities	78,840	301	89,071	2,159	167,911	2,460
Equity securities	—	—	544	49	544	49

Total temporary impaired securities	$78,840	$301	$89,615	$2,208	$168,455	$2,509

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

There are a total of 128 securities that have unrealized losses as of December 31, 2007, 10 U.S. Agency securities, 27 U.S. Agency MBS securities, 87 municipal securities, one CMO, one corporate security and two preferred stock securities. There were a total of 172 securities that have unrealized losses as of December 31, 2006, 32 U.S. Agency securities, 39 U.S. Agency MBS securities, 97 municipal securities, one CMO, one corporate security and two preferred stock securities. The debt securities are obligations of entities that are excellent credit risks. The temporary decline as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. The preferred stock category represents ownership in preferred stock of the Federal Home Loan Mortgage Corporation (Freddie Mac). Freddie Mac’s credit rating did not change during 2007 or 2006 as measured by Moody’s and S&P. The temporary decline is the result of interest rate market conditions and there is a high probability of full recovery of investment. The fixed income nature of this investment causes significant movement in value in relation to the fixed income market. However, there is no change in the dividend stream or credit quality as a result. The Company maintains the ability and intent to hold such securities for the foreseeable future.

Note 5. Loans

A summary of the balances of loans follows:

	December 31,
	2007	2006
Real estate loans:
Construction and land development	$199,281	$189,314
Farmland	12,637	20,269
1-4 family residential	304,563	306,423
Multifamily, nonresidential and junior liens	552,605	550,081
Loans to farmers (except those secured by real estate)	1,341	1,624
Commercial and industrial loans (except those secured by real estate)	124,069	109,315
Consumer installment loans	25,858	32,528
Deposit overdrafts	311	502
All other loans	5,924	6,762

Total loans	$1,226,589	$1,216,818
Net deferred loan costs	1,088	814
Allowance for loan losses	(15,082)	(14,500)

Net loans	$1,212,595	$1,203,132

Note 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Balance, beginning	$14,500	$13,581	$11,706
Provisions for loan losses	2,040	750	2,012
Loans charged off	(1,762)	(402)	(452)
Recoveries	304	571	315

Net recoveries (charge-offs)	(1,458)	169	(137)

Balance, ending	$15,082	$14,500	$13,581

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Information about impaired loans as of and for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007	2006	2005
Impaired loans for which an allowance has been provided	$7,744	$2,950	$1,710
Impaired loans for which no allowance has been provided	3,087	6,098	3,705

Total Impaired Loans	$10,831	$9,048	$5,415

Allowance provided for impaired loans, included in the allowance for loan losses	$1,003	$750	$684

Average balance in impaired loans	$10,585	$9,269	$5,670

Interest income recognized on impaired loans	$716	$511	$347

Interest income recognized on a cash basis on impaired loans	$652	$501	$339

Because the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement some nonaccrual loans are not reviewed for impairment. Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $2.1 million, $1.6 million, and $953 thousand at December 31, 2007, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $107 thousand, $181 thousand and $91 thousand for each of the three years ended December 31, 2007, respectively.

There were no loans past due greater than 90 days and still accruing interest for each of the three years ended December 31, 2007.

Note 7. Goodwill and Core Deposit Intangibles

At December 31, 2007 and 2006 goodwill totaled $13.9 million. The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,642	$(3,417)	$6,642	$(2,771)

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The following table sets forth the actual and estimated pre-tax amortization expense of core deposit intangibles:

Amortization Expense for the Year Ended December 31:

2007	$646

Estimated Amortization Expense for the Year Ended December 31:

2008	$642
2009	626
2010	618
2011	618
2012	497

Note 8. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	Estimated Useful Lives	2007	2006
Land	Indefinite	$7,611	$8,315
Buildings and leasehold improvements	Lease term -39 years	25,874	24,961
Furniture, equipment and software	3 - 7 years	28,972	27,268
Construction in progress	(1)	5,801	4,341

		$68,258	$64,885
Less accumulated depreciation and amortization		30,951	29,032

		$37,307	$35,853

(1)	Construction in progress is not depreciated until placed in service.

Depreciation and amortization expense amounted to $3.1 million in 2007, $2.9 million in 2006, and $3.0 million in 2005.

Note 9. Deposits

Deposits are summarized as follows at December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%
Type of Account:
Noninterest bearing	$204,774	17.92%	$239,672	18.18%
NOW	195,202	17.08%	161,239	12.23%
Money market	111,782	9.78%	205,892	15.62%
Savings	78,626	6.88%	96,682	7.33%
Time deposits	552,163	48.34%	614,796	46.64%

Total Deposits	$1,142,547	100.00%	$1,318,281	100.00%

The aggregate amount of time deposits in denominations greater than $100,000 at December 31, 2007 and 2006 was $195.1 million and $204.6 million, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

At December 31, 2007, the scheduled maturities of time deposits were as follows:

2008	$434,692
2009	56,439
2010	35,710
2011	12,570
2012	12,742
Thereafter	10

$552,163

There were no brokered certificates of deposit held at December 31, 2007. Brokered certificates of deposit totaled $12.8 million at December 31, 2006.

Note 10. Federal Home Loan Bank Advances

The Company has advances outstanding with the Federal Home Loan Bank of Atlanta of $169 million at December 31, 2007 maturing through 2017. At December 31, 2007 and 2006, the interest rates on this debt ranged from 3.62% to 6.69% and from 3.91% to 6.69%, respectively. The weighted average interest rate at December 31, 2007 and 2006 was 4.38% and 4.79%, respectively. The average balance outstanding during 2007 and 2006 was $87.9 million and $61.6 million, respectively. The advance structures employed by the Company include $60 million in expanded/fixed rate credits, $50 million in convertible credits, $30 million in PRIME-based credits, $19 million in adjustable rate credits, and $10 million in variable rate credits. Each structure requires either quarterly interest payments, or monthly interest payments. The convertible advances include one $5 million advance that is callable in the event that three-month LIBOR reaches 8.5%, and four that have one-time call features exercisable as follows: $30 million in 2008, $5 million in 2009, and $10 million in 2011.

The banking subsidiaries have available a combined $51 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by a blanket lien on the loan portfolios of Second Bank & Trust and Planters Bank & Trust Company of Virginia. The blanket lien covers 1 to 4 family dwelling loans, multifamily loans, and home equity loans. As of December 31, 2007, loans pledged as collateral totaled $338 million and consisted of 1 to 4 family, multifamily, and home equity loans.

The contractual maturities of the advances are as follows:

2007
Due in 2008	$69,000
Due in 2009	40,000
Due in 2010	45,000
Due in 2012	5,000
Due in 2017	10,000

Total	$169,000

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 11. Subordinated Debt

During the first quarter of 2004, VFG Limited Liability Trust, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable Capital Securities (commonly referred to as Subordinated debt). On March 18, 2004, $20 million of Subordinated debt was issued through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2007 was 8.10%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the StellarOne Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Subordinated debt may be included in Tier 1 capital of the Company for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Subordinated debt not considered as Tier I capital may be included in Tier II capital. All outstanding subordinated debt as of both December 31, 2007 and 2006 was includable in Tier I capital.

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

Note 12. Commercial Paper and Other Borrowings

The Company has a line of credit agreement with a correspondent bank for general working capital needs. The $15 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at December 31, 2007 and 2006, respectively.

Federal funds purchased generally mature within one to four days from the transaction date. There was $20 million outstanding at December 31, 2007 and none at December 31, 2006.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. There were no balances outstanding at December 31, 2007 and 2006, respectively.

The average balance outstanding of other borrowings did not exceed 30 percent of stockholder’s equity during the year ended December 31, 2007.

One of the Company’s subsidiary bank’s has an agreement with the Federal Reserve Bank of Richmond where the bank can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U.S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $6.0 million. The balance outstanding at December 31, 2007 and 2006 was $892.3 thousand and $561.0 thousand, respectively.

The Company, through its subsidiary banks, has uncollateralized, unused lines of credit totaling $85.0 million with nonaffiliated banks at December 31, 2007.

In 2005 the Company initiated a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of STEL. Terms include a daily maturity and floating rate of interest.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The following table shows certain information regarding the Company’s commercial paper:

	At or for the year ending December 31,
	2007	2006
Commercial paper:
Average balance outstanding	$71,545	$50,530
Maximum amount outstanding at any month-end during the period	78,956	68,784
Balance outstanding at end of period	68,745	58,632
Average interest rate during the period	4.33%	4.50%
Weighted average interest rate at end of period	3.53%	4.82%

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

At December 31, 2007, the Company has one stock-based employee compensation plan. Share-based compensation of $460 and $420 thousand in the aggregate was recognized for the year ended December 31, 2007 and 2006, respectively, which related to the unvested portion of options to acquire shares of Company common stock and restricted shares granted prior to January 1, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in the adoption of Statement 123 (R) did not change the way that the Company has accounted for stock awards in prior periods and therefore no such change is reflected in the pro forma on page 47. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

For the year ended December 31, 2007 and 2006 the Company recognized $233 thousand and $210 thousand, respectively, in compensation expense related to the vesting of stock options. A summary of the stock option plan at December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	193,616	$21.17	149,150	$17.41	128,443	$14.73
Granted	56,968	30.07	66,646	27.05	31,180	27.33
Forfeited	(4,680)	25.57	(4,457)	22.81	—	—
Expired	(3,033)	19.12	(2,500)	21.33	—	—
Exercised	(3,200)	9.73	(15,223)	10.63	(10,473)	13.77

Outstanding at end of year	239,671	$23.37	193,616	$21.17	149,150	$17.41

Exercisable at end of year	122,048		103,272		105,822

Weighted-average fair value per option of options granted during the year	$5.54		$7.48		$7.47

The aggregate intrinsic value of the options outstanding and currently exercisable as of December 31, 2007 was $243 thousand. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of options outstanding). The weighted average remaining contractual life is 4.9 years for exercisable options at December 31, 2007.

As of December 31, 2007, there was $601 thousand of total unrecognized compensation expense related to nonvested options, respectively, which will be recognized over a weighted-average period of approximately 2.1 years.

The following table summarizes nonvested restricted shares outstanding as of December 31, 2007 and the related activity during the year:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
Nonvested at January 1, 2007	30,058	$24.03	$841
Granted	13,480	25.10	—
Vested	8,441	24.00	217
Forfeited	4,560	25.00	—

Nonvested at December 31, 2007	30,537	$24.37	$453

The actual tax benefit realized for the tax deductions from option exercises under the Plan for the twelve months ended December 31, 2007 and 2006 was $4 thousand and $33 thousand, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid upon expiration of the restriction and issuance of the shares. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued. The Company expenses the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $227 thousand, $210 thousand and $332 thousand for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The Company had 30,537 shares of restricted stock awarded and nonvested at December 31, 2007 with a total unrecognized compensation expense of $551 thousand, which will be recognized over a weighted-average period of approximately 1.9 years.

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

Utilizing a measurement date of October 1, 2007 for the 2007 plan year, information about the plan follows:

	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning	$4,371	$4,389
Service cost	173	170
Interest cost	266	245
Actuarial gain	(256)	(259)
Benefits paid	(258)	(174)

Benefit obligation, ending	$4,296	$4,371

Change in Plan Assets
Fair value of plan assets, beginning	$3,970	$2,992
Actual return on plan assets	266	265
Employer contributions	557	887
Benefits paid	(258)	(174)

Fair value of plan assets, ending	$4,535	$3,970

Funded status	$239	$(401)
Unrecognized net actuarial gain	693	963
Unrecognized prior service (benefit) cost	(25)	6

Prepaid benefit cost included in balance sheet	$907	$568

Accumulated benefit obligation	$3,590	$3,689

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

			2007	2006
Amount Recognized in Consolidated Balance Sheets
Funded status asset (liability)			$239	$(401)
Deferred tax asset			234	339
Accumulated other comprehensive income, net			434	630

Net amount recognized			$907	$568

Information for pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation			$4,296	$4,371

Accumulated benefit obligation			$3,590	$3,689

Fair value of plan assets			$4,535	$3,970

			2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost			$173	$170	$178
Interest cost			266	245	260
Expected return on plan assets			(292)	(249)	(266)
Amortization of prior service cost			32	32	32
Recognized net actuarial gain			40	66	61

Net periodic benefit cost			$219	$264	$265

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
			2007	2006
Net actuarial (gain) loss			$(149)	$626
Amortization of net gain			(26)	—
Prior service (benefit) cost			(21)	4

Accumulated other comprehensive income			$(196)	$630

Weighted-Average Assumptions for Benefit Obligation as of October 1,
	2007	2006
Discount Rate	6.25%	6.00%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

Weighted-Average Assumptions for Net Periodic Benefit as of October 1,
	2007	2006
Discount Rate	6.00%	5.75%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	4.00%	4.00%

STELLARONE CORPORATION AND SUBSIDIARIES

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

The plan’s weighted average asset allocations at December 31, 2007, and December 31, 2006, by asset category are as follows:

	Plan Assets at December 31
	2007	2006
Asset Category
Money Markets and Equivalents	26.3%	20.7%
Equity Securities	67.7%	69.4%
Debt Securities	6.0%	9.9%

Total	100.0%	100.0%

The investment policy and strategies for the plan assets can best be described as a capital growth and with current cash income strategy. The target allocation for equities is 75% of the total portfolio through the use of large and mid capitalization companies. The remaining asset allocation is to fixed income investments and money market funds. The portfolio is diversified by limiting the holding in any one equity issue to no more than 5% of total equities and one industry to no more than 25%. All fixed income investments are rated as investment grade with the majority of the assets in corporate issues. The assets are managed by the Company’s wholly-owned trust Corporation, Virginia Commonwealth Trust Corporation. The portfolio does not include any position in StellarOne Corporation

The Company anticipates that the contribution level for 2008 will remain at a comparable level to that realized in 2007.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2008	$270
2009	248
2010	301
2011	386
2012	280
2013-2017	2,408

$3,893

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The estimated components of net periodic pension cost for fiscal year ended December 31, 2008 are as follows:

Service cost	$186
Interest cost	260
Expected return on plan assets	(338)
Amortization of Unrecognized:
Net obligation at transition	—
Prior service cost	32
Net loss	21

Net periodic benefit cost	$161

Defined Contribution Plans

The Company has a contribution retirement plan covering certain employees. Contributions amounted to $557 thousand, $887 thousand, and $625 thousand for the three years ended December 31, 2007, respectively.

The Company has a 401 (k) Savings Plan eligible to all employees with matching contributions equal to 100% of the first 3% and 50% of the next 2% of salary reduction contributions made by the employee. The Company contributed a matching contribution of $591 thousand, $631 thousand, and $600 thousand for the three years ended December 31, 2007, respectively.

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

Deferred Compensation Plan

The Company also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control. The Board may make contributions at its discretion. The balance in this plan is recorded in both other assets and other liabilities on the Company’s consolidated balance sheet. The deferred compensation charged to expense totaled $51 thousand, $50 thousand, and $48 thousand for the three years ended December 31, 2007, respectively.

Bonus Plan

The Company has an incentive bonus plan under which employees receive compensation directly related to affiliate and Company profitability and budget performance. Compensation under the plan is calculated under pre-determined guidelines set by the Board of Directors. The balance in this plan is recorded in other liabilities on the Company’s consolidated balance sheet. The amount charged to operations was $348 thousand, $1.3 million, and $2.3 million for the three years ended December 31, 2007, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Supplemental Retirement Plan

The Company has supplemental retirement agreements with former executive officers of banks previously acquired, which provide benefits payable over fifteen years. The present value of the estimated liability under the agreements is being accrued using a discount rate of 10% and 7.5%, respectively, ratably over the remaining years to the date of eligibility for benefits. The deferred compensation expense charged to expense totaled $68 thousand, $97 thousand, and $64 thousand for the three years ended December 31, 2007, respectively.

Note 15. Income Taxes

The components of the net deferred tax asset, included in the Consolidated Balance Sheets, are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$5,279	$5,075
Nonaccrual loan interest	52	28
Deferred compensation	1,193	1,320
Securities available for sale	—	213
Pension liability	234	339
Core deposit intangible	288	221
Accrued stock compensation	198	184

	$7,244	$7,380

Deferred tax liabilities:
Accrued pension asset	$317	$199
Securities available for sale	489	—
Premises and equipment	564	547
Deferred gain on property exchange “like kind”	404	—
FHLB stock dividend	59	59
Goodwill	1,378	1,054
Other	127	75

	$3,338	$1,934

Net deferred tax asset	$3,906	$5,446

Income tax expense charged to operations for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
Current tax expense	$6,120	$8,499	$9,209
Deferred tax expense (benefit)	733	(34)	(851)

	$6,853	$8,465	$8,358

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$8,349	35.0%	$9,818	35.0%	$9,301	35.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,217)	-5.1%	(1,131)	-4.0%	(949)	-3.6%
Other	(279)	—	(222)	—	6	—

	$6,853	28.7%	$8,465	30.2%	$8,358	31.4%

The Company and its subsidiaries are subject to U.S. federal income tax as well as to Virginia income taxes. The Company has concluded all U.S. federal income tax matters for years through 2002, including acquisitions.

Note 16. Related Party Transactions

In the ordinary course of business, the Banks grant loans to principal officers, directors and affiliates of the Company.

Aggregate loan transactions with related parties were as follows:

	2007	2006
Beginning balance	$18,655	$22,530
New loans	33,168	34,836
Repayments	(38,535)	(38,711)

Ending balance	$13,288	$18,655

Total related party deposits held at the STEL bank affiliates were $7.5 million and $13.7 million at December 31, 2007 and 2006, respectively.

Note 17. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2007		2006		2005
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	10,793,177	$1.58	10,770,969	$1.81	10,752,041	$1.69
Effect of dilutive securities:
Restricted stock	4,489	—	32,110	—	28,284	—
Stock options	19,461.01		40,277.01		43,615.01

Diluted earnings per share	10,817,127	$1.57	10,843,356	$1.80	10,823,940	$1.68

Stock options and restricted stock representing 196,289, 95,376 and 21,348 shares at December 31, 2007, 2006 and 2005, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 18. Commitments and Contingent Liabilities

The Company has noncancellable leases covering certain premises and equipment.

Total rent expense applicable to operating leases was $764 thousand, $596 thousand and $569 thousand for 2007, 2006 and 2005, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2008	$695
2009	559
2010	433
2011	218
2012	142
Thereafter	1,450

Total	$3,497

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

See Note 20 with respect to financial instruments with off-balance sheet risk.

Note 19. Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the subsidiary banks to the Company. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined.

During 2007, the banking subsidiaries and the non-bank subsidiaries paid $14.0 million in dividends to the Company. As of January 1, 2008, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiaries to the Parent Company without prior regulatory approval totaled $29.5 million or 18.1% of the consolidated net assets.

In addition, dividends paid by the subsidiary banks to the Company would be prohibited if the effect thereof would cause the subsidiary banks’ capital to be reduced below applicable minimum capital requirements.

STELLARONE CORPORATION AND SUBSIDIARIES

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

At December 31, 2007 and 2006 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
Commitments to extend credit	$362,027	$370,575
Standby letters of credit	11,111	15,634
Mortgage loans sold with potential recourse	54,769	50,648

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. The Company, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2007, the Corporation originated $120 million and sold $125 million to investors, compared to $134 million originated and $138 million sold in 2006. Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months. The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2007, the Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $11.1 million and loans held for sale of $5.4 million. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $16.5 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2007 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $281 thousand.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 21. Fair Value of Financial Instruments and Interest Rate Risk

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

STELLARONE CORPORATION AND SUBSIDIARIES

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

At December 31, 2007, and 2006, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$41,793	$41,793	$57,635	$57,635
Securities	230,226	230,240	264,141	264,152
Loans held for sale	5,354	5,354	7,640	7,640
Loans, net	1,212,595	1,207,628	1,203,132	1,187,290
Interest receivable	7,747	7,747	8,197	8,197

Financial liabilities:
Deposits	$1,142,547	$1,142,222	$1,318,281	$1,312,005
Federal funds purchased and securities sold under agreements to repurchase	20,000	20,000	—	—
Federal Home Loan Bank advances	169,000	169,977	65,000	65,065
Subordinated debt	20,619	20,619	20,619	20,619
Other borrowings	69,637	69,637	59,193	59,193
Interest payable	3,555	3,555	4,274	4,274

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 22. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2007 and 2006, the Company and subsidiary banks met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institutions must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institutions’ category.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$179,877	13.22%	$108,884	8.00%	N/A	N/A
Second Bank & Trust	$75,074	12.97%	$46,318	8.00%	$57,898	10.00%
Planters Bank & Trust	$94,719	12.49%	$60,669	8.00%	$75,836	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$164,795	12.11%	$54,442	4.00%	N/A	N/A
Second Bank & Trust	$68,515	11.83%	$23,159	4.00%	$34,739	6.00%
Planters Bank & Trust	$86,196	11.37%	$30,335	4.00%	$45,502	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$164,795	10.56%	$62,421	4.00%	N/A	N/A
Second Bank & Trust	$68,515	9.71%	$28,237	4.00%	$35,297	5.00%
Planters Bank & Trust	$86,196	10.78%	$31,985	4.00%	$39,982	5.00%
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$168,419	12.44%	$108,289	8.00%	N/A	N/A
Second Bank & Trust	$47,330	14.48%	$26,155	8.00%	$32,694	10.00%
Virginia Heartland Bank	$28,693	11.65%	$19,709	8.00%	$24,636	10.00%
Planters Bank & Trust	$88,171	11.50%	$61,310	8.00%	$76,638	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$153,658	11.35%	$54,145	4.00%	N/A	N/A
Second Bank & Trust	$44,235	13.53%	$13,078	4.00%	$19,616	6.00%
Virginia Heartland Bank	$26,107	10.60%	$9,854	4.00%	$14,782	6.00%
Planters Bank & Trust	$79,353	10.35%	$30,655	4.00%	$45,983	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$153,658	9.65%	$63,694	4.00%	N/A	N/A
Second Bank & Trust	$44,235	10.25%	$17,259	4.00%	$21,574	5.00%
Virginia Heartland Bank	$26,107	8.95%	$11,662	4.00%	$14,577	5.00%
Planters Bank & Trust	$79,353	9.44%	$33,638	4.00%	$42,048	5.00%

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 23. Parent Company Only Financial Statements

STELLARONE CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$10,716	$12,500
Securities available for sale	56,323	42,173
Investment in subsidiaries	173,322	167,575
Premises and equipment, net	2,496	1,663
Income taxes receivable	481	311
Accrued interest receivable	552	533
Bank owned life insurance	3,911	3,730
Deferred income tax asset	627	575
Other assets	7,072	5,116

Total assets	$255,500	$234,176

Liabilities
Subordinated debt	$20,619	$20,619
Commercial paper	68,745	58,632
Other liabilities	3,368	4,273

Total liabilities	$92,732	$83,524

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	10,796	10,784
Additional paid-in capital	34,488	33,970
Retained earnings	117,009	106,924
Accumulated other comprehensive income (loss), net	475	(1,026)

Total stockholders’ equity	$162,768	$150,652

Total liabilities and stockholders’ equity	$255,500	$234,176

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

STELLARONE CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income
Dividends from subsidiaries	$13,950	$12,500	$2,750
Interest on investments
Taxable	2,869	2,099	421
Nontaxable	334	33	12
Dividends	45	30	18
Management fee income	14,168	13,016	9,461
Losses on sale of fixed assets	(78)
Gains (losses) on sale of securities	67	(18)	296
Miscellaneous income	469	219	145

Total income	$31,824	$27,879	$13,103

Expenses
Compensation and employee benefits	$9,655	$9,127	$6,893
Supplies and equipment	1,573	1,544	1,441
Professional fees	658	585	604
Director fees	263	265	257
Interest	4,824	3,911	1,516
Other operating expenses	2,581	2,419	1,906

Total expenses	$19,554	$17,851	$12,617

Income before income tax benefit and undistributed equity in subsidiaries	$12,270	$10,028	$486

Income tax benefit	711	917	776

Income before undistributed equity in subsidiaries	$12,981	$10,945	$1,262

Undistributed equity in subsidiaries	4,021	8,552	16,954

Net income	$17,002	$19,497	$18,216

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

STELLARONE CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$17,002	$19,497	$18,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	876	854	986
Deferred tax benefit	(52)	(24)	(139)
Employee benefit plan expense	54	80	80
Stock-based compensation expense	499	420	332
Loss on sale of premises and equipment	78
Gain on sale of securities available for sale	(67)	—	(296)
Amortization of security premiums and accretion of discounts, net	(111)	(278)	(36)
Undistributed earnings of subsidiaries	(4,021)	(8,552)	(16,954)
Income on bank owned life insurance	(181)	(85)	—
(Increase) decrease in taxes receivable	(170)	(289)	68
Increase in accrued interest receivable	(19)	(503)	(6)
Increase in other assets	(1,586)	(1,535)	(463)
(Decrease) increase in other liabilities	(905)	(1,124)	1,100

Net cash provided by operating activities	$11,397	$8,461	$2,888

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	$—	$—	$1,582
Proceeds from maturities and principal payments of securities available for sale	38,818	15,000	—
Purchase of securities available for sale	(53,439)	(49,382)	(976)
Purchase of premises and equipment	(1,788)	(594)	(1,043)
Proceeds from sale of premises and equipment	1	74	—
Proceeds from sale of other real estate	—	—	—
Purchase of foreclosed assets	—	—	—
Purchase of bank owned life insurance	—	(3,645)	—
Capital contributed to subsidiary	—	(7,000)	—

Net cash used in investing activities	$(16,408)	$(45,547)	$(437)

Cash Flows from Financing Activities
Net increase in commercial paper	$10,113	$34,152	$24,480
Proceeds from exercise of stock options	31	277	144
Cash dividends paid	(6,917)	(6,634)	(6,024)

Net cash provided by financing activities	$3,227	$27,795	$18,600

(Decrease) increase in cash and cash equivalents	$(1,784)	$(9,291)	$21,051
Cash and Cash Equivalents
Beginning	12,500	21,791	740

Ending	$10,716	$12,500	$21,791

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 24. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2007 and 2006 are summarized below:

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$24,947	$25,066	$24,714	$24,431
Interest expense	10,592	10,151	10,312	10,335
Net interest income	14,355	14,915	14,402	14,096
Provision for loan losses	165	0	200	1,674
Total net interest income after provision	14,190	14,915	14,202	12,422
Non interest income	3,769	4,110	4,121	4,969
Non interest expense	12,228	12,628	12,252	11,733
Income before income taxes	5,731	6,397	6,071	5,658
Provision for income taxes	1,713	1,856	1,748	1,537
Net income	4,018	4,541	4,323	4,121
Net income per share
basic	0.37	0.42	0.40	0.38
diluted	0.37	0.42	0.40	0.38

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$22,173	$23,464	$24,751	$25,239
Interest expense	7,308	8,222	9,582	10,370
Net interest income	14,865	15,242	15,169	14,869
Provision for loan losses	510	100	—	140
Total net interest income after provision	14,355	15,142	15,169	14,729
Non interest income	3,726	3,879	3,898	3,982
Non interest expense	11,647	11,455	11,759	12,057
Income before income taxes	6,434	7,566	7,308	6,654
Provision for income taxes	1,971	2,326	2,239	1,929
Net income	4,463	5,240	5,069	4,725
Net income per share
basic	0.41	0.49	0.47	0.44
diluted	0.41	0.48	0.47	0.44

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 25. Subsequent Event: Merger of Equals Transaction with FNB Corporation

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, Virginia Financial Group, Inc. and FNB completed the merger in which FNB merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation. Pursuant to the merger agreement, FNB shareholders received 1.5850 shares or approximately 11.8 million shares of StellarOne Corporation common stock for their shares of FNB common stock. Each share of VFG common stock or 10.8 million shares became one share of common stock of StellarOne Corporation.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2007 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There has been no change in STEL’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, STEL’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of

StellarOne Corporation and subsidiaries

We have audited StellarOne Corporation’s (a Virginia Corporation, formerly Virginia Financial Group, Inc.) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). StellarOne Corporation’s (formerly Virginia Financial Group, Inc.) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on StellarOne Corporation’s (formerly Virginia Financial Group, Inc.) internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, StellarOne Corporation (formerly Virginia Financial Group, Inc.) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of StellarOne Corporation (formerly Virginia Financial Group, Inc.) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years and the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 13, 2008

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company is contained in the Company’s 2008 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2008 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning executive officers of the Company is included in Part I, Item 1 of this Form 10-K under the caption, “Executive Officers of the Registrant.” Information with respect to the Company’s Audit and Compliance Committee and its audit committee financial expert are contained in the Company’s 2008 Proxy Statement under the caption “Corporate Governance and Board Matters,” and is incorporated herein by reference.

STEL has adopted a code of ethics for its principal executive officer and chief financial officer as well as a Directors Code of Professional Conduct for its directors. These documents can be found under corporate “Governance Documents” at http://www.stellaronecorp.com Stockholders may request a free printed copy of each from:

StellarOne Corporation

Attention: Investor Relations

590 Peter Jefferson Parkway, Suite 250

Charlottesville, Virginia 22911

Audit and Compliance Committee Financial Expert

The Board of Directors has determined that Jan S. Hoover, Vice Chairperson of the Audit and Compliance Committee, is a financial expert and is independent under the rules of the Exchange Act and NASDAQ Stock Market, Inc. as currently in effect.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2008 Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, and is incorporated herein by reference. The information in the 2008 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, and is incorporated herein by reference. Information on director independence is set forth under “Board Independence” section in the 2008 Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2008 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The financial statements are filed as part of this report under Item 8 – “Financial Statements and Supplemental Data.”

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 30, 2007)

3.1	Articles of Incorporation of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 28, 2008)

3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 28, 2008)

10.1	Employment Agreement between StellarOne Corporation and William P. Heath, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 4, 2007)

10.2	Employment Agreement between StellarOne Corporation and O. R. Barham, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 4, 2007)

10.3	Employment Agreement between StellarOne Corporation and Litz H. Van Dyke, dated August 28, 2007. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 4, 2007)

Exhibit No.	Description of Exhibit
10.4	Employment Agreement between StellarOne Corporation and Jeffrey W. Farrar, dated August 28, 2007. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 4, 2007)

10.5	Employment Agreement between StellarOne Corporation and Gregory W. Feldmann, dated August 28, 2007. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 4, 2007)

10.6	Non-Competition Agreement between StellarOne Corporation and William P. Heath, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 4, 2007)

10.7	StellarOne Corporation Stock Incentive Plan, dated January 18, 2002. (incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002)

10.8	Employment Agreement, dated March 7, 2007, between StellarOne Corporation and James T. Huerth, incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 14, 2007.

10.9	Employment Agreement, dated March 7, 2007, between StellarOne Corporation and Richard L. Saunders, incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 14, 2007.

10.10	Non-Qualified Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 14, 2006)

10.11	Non-Qualified Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 14, 2006)

10.12	StellarOne Corporation Executive Incentive Plan dated March 1, 2005. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 15, 2005)

10.13	Schedule of StellarOne Corporation Non-Employee Directors’ Annual Compensation

10.14	Schedule of 2008 Base Salaries for Named Executive Officers of StellarOne Corporation

11.0	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

21.0	Subsidiaries of Registrant.

23.1	Consent of Independent Auditors.

23.2	Consent of Independent Auditors.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StellarOne Corporation	StellarOne Corporation
Charlottesville, Virginia	Charlottesville, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Principal Accounting Officer
Date: March 17, 2008	Date: March 17, 2008

/s/ William P. Heath	Chairman of the Board of Directors	March 17, 2008
William P. Heath, Jr.

/s/ Lee S. Baker	Director	March 17, 2008
Lee S. Baker

/s/ Glen C. Combs	Director	March 17, 2008
Glen C. Combs

/s/ Beverly E. Dalton	Director	March 17, 2008
Beverly E. Dalton

/s/ Gregory L. Fisher	Director	March 17, 2008
Gregory L. Fisher

/s/ Christopher M. Hallberg	Director	March 17, 2008
Christopher M. Hallberg

/s/ F. Courtney Hoge	Director	March 17, 2008
F. Courtney Hoge

/s/ Jan S. Hoover	Director	March 17, 2008
Jan S. Hoover

/s/ Steven D. Irvin	Director	March 17, 2008
Steven D. Irvin

/s/ Martin F. Lightsey	Director	March 17, 2008
Martin F. Lightsey

/s/ P. William Moore, Jr.	Director	March 17, 2008
P. William Moore, Jr.

/s/ Harold K. Neal	Director	March 17, 2008
Harold K. Neal

/s/ H. Wayne Parrish	Director	March 17, 2008
H. Wayne Parrish

/s/ Charles W. Steger	Director	March 17, 2008
Charles W. Steger

/s/ Raymond D. Smoot, Jr.	Director	March 17, 2008
Raymond D. Smoot, Jr.

/s/ Thomas F. Williams, Jr.	Director	March 17, 2008
Thomas F. Williams, Jr.

/s/ Jon T. Wyatt	Director	March 17, 2008
Jon T. Wyatt