Form 10-Q
period 2008-03-31
StellarOne CORP
filed 2008-05-12
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-22283

StellarOne Corporation

(Exact name of registrant as specified in its charter)

Virginia	54-1829288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Peter Jefferson Parkway Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 434-964-2211

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,582,200 shares of Common Stock, par value $1.00 per share, were outstanding as of May 2, 2008.

STELLARONE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	MARCH 31, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$71,344	$41,091
Federal funds sold	49,545	321
Interest-bearing deposits in banks	309	381

Cash and cash equivalents	121,198	41,793
Investment securities (fair value: 2008, $421,807; 2007, $230,240)	420,616	230,226
Mortgage loans held for sale	13,533	5,354
Loans receivable, net of allowance for loan losses, 2008, $27,037; 2007, $15,082	2,283,332	1,212,595
Premises and equipment, net	86,477	37,307
Accrued interest receivable	13,695	7,747
Deferred income tax asset	—	3,906
Core deposit intangibles, net	11,673	3,225
Goodwill	75,041	13,896
Bank owned life insurance	27,882	10,725
Foreclosed assets	4,902	3,031
Other assets	54,941	25,013

Total assets	$3,113,290	$1,594,818

LIABILITIES
Deposits:
Noninterest-bearing	$337,354	$204,774
Interest-bearing	2,031,113	937,773

Total deposits	2,368,467	1,142,547
Federal funds purchased and securities sold under agreements to repurchase	1,136	20,000
Federal Home Loan Bank advances	240,958	169,000
Subordinated debt	32,991	20,619
Commercial paper	74,309	68,745
Other borrowings	350	892
Accrued interest payable	6,418	3,555
Deferred income tax liability	1,087	—
Other liabilities	18,987	6,692

Total liabilities	2,744,703	1,432,050

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 2008: 22,577,687 shares issued and outstanding; 2007: 10,795,943 shares issued and outstanding	22,578	10,796
Additional paid-in capital	224,991	34,488
Retained earnings	117,368	117,009
Accumulated other comprehensive income, net	3,650	475

Total stockholders’ equity	368,587	162,768

Total liabilities and stockholders’ equity	$3,113,290	$1,594,818

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$27,262	$21,985
Federal funds sold and deposits in other banks	199	59
Investment securities:
Taxable	2,062	1,834
Tax exempt	837	943
Dividends	268	126

Total interest income	30,628	24,947

Interest Expense
Deposits	10,205	8,531
Federal funds purchased and securities sold under agreements to repurchase	55	108
Federal Home Loan Bank advances	1,907	777
Subordinated debt	467	417
Commercial paper	479	754
Other borrowings	—	5

Total interest expense	13,113	10,592

Net interest income	17,515	14,355
Provision for loan losses	953	165

Net interest income after provision for loan losses	16,562	14,190

Noninterest Income
Retail banking fees	2,567	1,743
Commissions and fees from fiduciary activities	803	828
Brokerage fee income	414	256
Mortgage banking-related fees	871	599
Losses on sale of foreclosed assets	(500)	—
Gains (losses) on sale of premises and equipment	38	(4)
Gains on sale of securities available for sale	32	—
Income from bank owned life insurance	192	119
Other operating income	748	287

Total noninterest income	5,165	3,828

Noninterest Expense
Compensation and employee benefits	11,168	6,819
Net occupancy	1,160	874
Supplies and equipment	1,541	1,121
Amortization-intangible assets	161	164
Marketing	417	249
State franchise taxes	395	244
Data processing	1,084	468
Professional fees	574	150
Telecommunications	289	238
Other operating expenses	2,249	1,960

Total noninterest expense	19,038	12,287

Income before income taxes	2,689	5,731
Income tax expense	602	1,713

Net income	$2,087	$4,018

Earnings per share, basic	$0.14	$0.37

Earnings per share, diluted	$0.14	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2007	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	4,018	—	$4,018	4,018
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $183)	—	—	—	340	340	340

Total comprehensive income	—	—	—	—	$4,358	—

Cash dividends ($.16 per share)	—	—	(1,726)	—		(1,726)
Stock-based compensation expense (6,466 shares)	7	83	—	—		90
Exercise of stock options (900 shares)	1	8	—	—		9

Balance, March 31, 2007	$10,792	$34,061	$109,216	$(686)		$153,383

Balance, January 1, 2008	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	—	—	2,087	—	$2,087	2,087
Other comprehensive loss, net of tax:
Unrealized holding gains arising during the period (net of tax of $1,626)	—	—	—	—	3,020	—
Reclassification adjustment (net of tax of $11)	—	—	—	—	21	—
Change in funded status of pension plans					134

Other comprehensive income	—	—	—	3,175	3,175	3,175

Total comprehensive income	—	—	—	—	$5,107	—

Cash dividends ($.16 per share)	—	—	(1,728)	—		(1,728)
Common stock issued in Merger (11,748,933)	11,749	189,382				201,131
Stock-based compensation expense associated with Merger (30,537 shares)	31	1,107	—	—		1,138
Exercise of stock options (2,274 shares)	2	14	—	—		16

Balance, March 31, 2008	$22,578	$224,991	$117,368	$3,650		$368,587

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$2,087	$4,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,188	754
Amortization of intangible assets	161	164
Provision for loan losses	953	165
Deferred tax expense	2,319	65
Employee benefit plan expense	52	70
Stock-based compensation expense	1,138	90
Losses on foreclosed assets	500	—
Losses (gains) on sale of premises and equipment	43	(4)
Gains on sale of securities available for sale	(32)	—
Mortgage banking related fees	(871)	(599)
Proceeds from sale of mortgage loans	23,803	22,699
Origination of mortgage loans for sale	(17,200)	(21,335)
Amortization of securities premiums and accretion of discounts, net	101	(10)
Income on bank owned life insurance	(192)	(119)
Changes in assets and liabilities:
Decrease in accrued interest receivable	662	385
(Increase) decrease in other assets	(3,868)	384
Decrease in accrued interest payable	(663)	(86)
Decrease in other liabilities	(13,947)	(139)

Net cash (used) provided by operating activities	$(3,766)	$6,502

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$54,172	$21,147
Proceeds from sales and calls of securities available for sale	10,080	195
Purchase of securities available for sale	(49,875)	(16,937)
Net increase in loans	(3,171)	(467)
Proceeds from sale of premises and equipment	363	10
Purchase of premises and equipment	(1,855)	(2,181)
Proceeds from sale of foreclosed assets	162	—
Cash acquired in merger	45,146	—

Net cash provided in investing activities	$55,022	$1,767

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$19,598	$(45,404)
Net (decrease) increase in certificates of deposit	(7,627)	4,878
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(20,627)	18,000
Proceeds from Federal Home Loan Bank advances	67,500	5,000
Principal payments on Federal Home Loan Bank advances	(34,005)	(15,000)
Net increase in commercial paper	5,564	5,156
Net decrease in other borrowings	(542)	(68)
Proceeds from exercise of stock options	16	9
Cash dividends paid	(1,728)	(1,726)

Net cash provided (used) by financing activities	$28,149	$(29,155)

Increase (decrease) in cash and cash equivalents	$79,405	$(20,886)

Cash and Cash Equivalents
Beginning	41,793	57,635

Ending	$121,198	$36,749

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,504	$—

Unrealized gain on securities available for sale	$4,646	$523

Common stock issued in Merger	$200,907	$—

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	StellarOne Corporation (the “Company” or “STEL”) is a Virginia multi-bank holding company headquartered in Charlottesville, Virginia. The Company owns First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; Virginia Commonwealth Trust Company (Culpeper, Virginia), and VFG Limited Liability Trust (Culpeper, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	The results of operations for the three month period ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

3.	Acquisitions (Merger of Equals)

On February 28, 2008, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), by and between Virginia Financial Group, Inc. and FNB Corporation, each share of common stock of FNB Corporation outstanding was converted into 1.5850 shares of the Company’s common stock. Virginia Financial Group, Inc. as the surviving corporation changed its name to StellarOne Corporation. The Company issued approximately $201 million of its common stock to FNB Corporation shareholders, based on 7,412,576 shares of FNB Corporation common stock outstanding as of February 27, 2007 and the closing price of the Company’s common stock on the same date.

The merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $61.1 million of goodwill and $8.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of 7.75 years, based on undiscounted cash flows.

The Company’s consolidated financial statements include the results of operations of FNB Corporation only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the three months ended March 31, 2008 and 2007, as if FNB Corporation had been acquired on January 1, 2008 and 2007 respectively. The proforma adjustment reflect the purchase accounting adjustments that would be made in order to combine the companies in accordance with SFAS 141 for the periods presented. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of pro forma financial statements is as follows (In thousands):

	Three Months Ended March 31, 2008 (unaudited)
	Virginia Financial Group, Inc.	FNB Corporation	Proforma Adjustment	Proforma Combined
Net interest income	$13,309	$12,023	$1,941	$27,273
Provision for credit losses	375	1,912	—	2,287
Non-interest income	3,405	3,911	—	7,316
Non-interest expense	14,787	12,560	188	27,535
Income before income taxes	1,552	1,462	1,753	4,767
Income taxes	260	359	614	1,233
Net income	$1,292	$1,103	$1,139	$3,534

	Three Months Ended March 31, 2007 (unaudited)
	Virginia Financial Group, Inc.	FNB Corporation	Proforma Adjustment	Proforma Combined
Net interest income	$14,355	$13,438	$2,419	$30,212
Provision for credit losses	165	678	—	843
Non-interest income	3,828	3,565	—	7,393
Non-interest expense	12,287	10,285	768	23,340
Income before income taxes	5,731	6,040	1,651	13,422
Income taxes	1,713	2,013	578	4,304
Net income	$4,018	$4,027	$1,073	$9,118

4.	The Company’s loan portfolio is composed of the following (In thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Real estate loans:
Construction and land development	$392,546	$211,918
Secured by 1-4 family residential	732,319	304,563
Commercial and multifamily	850,530	552,605
Commercial, financial and agricultural loans	230,783	125,410
Consumer loans	83,386	26,169
All other loans	20,759	5,924

Total loans	$2,310,323	$1,226,589
Deferred loan costs	46	1,088
Allowance for loan losses	(27,037)	(15,082)

Net loans	$2,283,332	$1,212,595

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Activity in the allowance for loan losses is as follows (In thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
	(unaudited)		(unaudited)
Balance, beginning	$15,082	$14,500	$14,500
Provisions for loan losses	953	2,040	165
Loans charged off	(618)	(1,762)	(211)
Recoveries	81	304	47

Net recoveries (charge-offs)	(537)	(1,458)	(164)
Allowance acquired via acquisition	11,539	—	—

Balance, ending	$27,037	$15,082	$14,501

Information about impaired loans as of the periods indicated is as follows (In thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Impaired loans for which an allowance has been provided	$16,409	$7,744
Impaired loans for which an allowance has not been provided	6,993	3,087

Total impaired loans	$23,402	$10,831

Allowance provided for impaired loans, included in the allowance for loan losses	$2,891	$1,003

6.	Commercial Paper and Other Borrowings:

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $10 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at March 31, 2008 and December 31, 2007, respectively.

One of the Company’s affiliates has an agreement with the Federal Reserve where it can borrow funds deposited by its customers. This agreement calls for variable interest and is payable on demand. U. S. Government securities are pledged as collateral. The targeted threshold maximum amount available under this agreement is $7.0 million.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a commercial paper program whereby customers of the affiliate banks can invest in unrated commercial paper of STEL. Terms include a daily maturity and floating rate of interest. The balance outstanding was $74.3 million and $68.7 million at March 31, 2008 and December 31, 2007, respectively.

The following table shows certain information regarding the Company’s commercial paper (In thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
End of period balance	$74,309	$63,788
Weitghted average rate at end of period	1.77%	4.58%
Average balance	74,261	63,805
Weighted average rate	2.55%	4.73%
Maximum balance of any month-end during the period	74,640	66,134

7.	Earnings Per Share:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2008 and 2007. Potential dilutive stock had no effect on income available to common stockholders for the three month period.

	2008		2007
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	15,077,544	$.14	10,789,966	$.37

Effect of dilutive securities:
Restricted stock	6,561	—	3,953	—
Incentive stock options	15,085	—		—
Stock options	57,070	—	27,036	—

Diluted earnings per share	15,156,260	$.14	10,820,955	$.37

In 2008 and 2007, stock options representing 281,412 and 151,071 shares, respectively, were not included in the calculation of earnings per share as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation:

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (R), “Share-Based Payment”. Statement 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the three month period.

Included within compensation and employee benefits expense for the three month period ended March 31, 2008 and 2007 is $1.40 million and $116 thousand of stock-based compensation, respectively. An acceleration adjustment of $1.3 million related to the Merger is included in the current year expense.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Depending on the specific characteristics of the related options, fair value was estimated using either the Lattice or the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 4.50 to 6.5 years, volatility ranging from 2.6 to 28.8%, risk-free interest rate of 2.82% to 4.78% and an expected dividend yield of 2.4% to 3.0%.

A summary of the stock option plan at March 31, 2008 and 2007 and changes during the periods ended on those dates are as follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	239,671	$23.37	193,616	$21.17
Acquired via Merger	340,432	13.48	—	—
Granted	27,000	15.51	56,518	30.11
Forfeited	(2,852)	23.33	—	—
Expired	—	—	(2,163)	16.90
Exercised	(2,274)	9.73	(900)	9.73

Outstanding, March 31	605,519	$17.46	247,071	$23.29

Exercisable, March 31	578,519		116,212

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of the options outstanding as of March 31, 2008 was $1.75 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2008 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of March 31, 2008 was $1.72 million. The weighted average remaining contractual life is 4.8 years for exercisable options at March 31, 2008.

The following table summarizes nonvested restricted shares outstanding as of March 31, 2008 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2008	30,537	$24.37	$453

Acquired via Merger	16,356	17.30
Granted	—	—
Vested & Exercised	(46,893)	21.90	$(506)

Forfeited	—	—

Nonvested at March 31, 2008	—	$—	$—

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock options issued and outstanding as of March 31, 2008 that will be recognized in future periods is as follows (In thousands):

Stock Options
For the remaining nine months of 2008	$10
For year ended December 31, 2009	15
For year ended December 31, 2010	15
For year ended December 31, 2011	15
For year ended December 31, 2012	15
For year ended December 31, 2013	1

Total	$71

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plan:

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

The components of net periodic benefit cost are as follows (In thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$47	$44
Interest cost	65	64
Expected return on plan assets	(85)	(73)
Amortization of prior service cost	8	8
Amortization of net obligation at transition	5	10

Net periodic benefit cost	$40	$53

The Company did not make a cash contribution for the first quarter of 2008, utilizing a credit balance in its funding standard account for minimum contribution. The Company anticipates that this credit will provide for minimum contributions for the remainder of 2008.

10.	Fair Value Option and Fair Value Measurements:

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FAS 157-2 has been deferred and therefore has not been adopted. The impact of adopting FAS 157 was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. These levels are:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.

Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2 for secondary mortgages, and Level 3 for purchased loans held for sale.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Long-term Debt: The fair value of the Company’s long-term debt is estimated using a discounted cash flow model. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the Company’s own credit risk. The credit risk component of the valuation varies depending on the specific debt being issued since the Company issues debt with different characteristics such as senior and subordinated debt or secured and unsecured debt.

Foreclosed assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$417,021	$2,703	$414,318	$—

Total assets at fair value	$417,021	$2,703	$414,318	$—

Other liabilities (1)	$2,890	$2,890

Total liabilities at fair value	$2,890	$2,890	$—	$—

(1)	Includes liabilities associated with deferred compensation plans

Assets and Liabilities Measured on a Nonrecurring Basis

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2008 are included in the table below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Loans – impaired loans	$16,315	$—	$1,234	$15,081
Loans – loans held for investment	3,609	—	—	3,609
Loans held for sale – mortgage	13,533	—	13,533	—
Loans held for sale – other assets	7,232	—	—	7,232
Foreclosed assets	4,902	—	1,773	3,129

Total assets at fair value	$45,591	$—	$16,540	$29,051

Total liabilities at fair value	$—	$—	$—	$—

11.	Recent Accounting Pronouncements

The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Corporation as a result of the adoption of Statement 157.

During 2007, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements (EITF 06-4), which concludes an employer should recognize a liability for postemployement benefits promised an employee based on the substantive arrangement between the employer and the employee. Effective January 1, 2008, the Company adopted EITF 06-4. Adoption of EITF 06-4 did not have a significant effect on the Company’s consolidated financial statements.

During 2007, the FASB issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance (EITF 06-10), which stipulates an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if, based on the substantive arrangement with the employee, the employer has agreed to maintain life insurance during the employee’s retirement or provide the employee with a death benefit. Under EITF 06-10, the employer should also recognize an asset based on the substance of the arrangement it has with the employee. Effective January 1, 2008, the Corporation adopted EITF 06-10. Adoption of EITF 06-10 did not have a significant effect on the Corporation’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company has prospectively applied this Issue to applicable dividends declared on or after January 1, 2008. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company anticipates that the standard will lead to more volatility in the results of operations during the periods surrounding an acquisition.

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

STELLARONE CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of StellarOne Corporation (“StellarOne”, “STEL” or the “Company”) and its affiliates. This discussion and analysis should be read in conjunction with the financial statements and footnotes appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, other periodic reports filed by STEL under the Securities Exchange Act of 1934 (the “Exchange Act”) and any other written or oral statements made by or on behalf of STEL may include forward-looking statements that reflect STEL’s current views with respect to future events and financial performance. STEL intends that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement in order to claim the protections provided by such safe harbor provisions. Forward-looking statements are not based on historical information, but are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to management at the time the statements are made and are, therefore, subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•

Our ability to achieve the earnings expectations related to the businesses that were acquired, or that may be acquired in the future, including our merger with FNB Corporation, which in turn depends on a variety of factors, including:

•	Our ability to achieve the anticipated cost savings and revenue enhancements with the respect to the acquired operations;

•	The continued growth of the markets that the acquired entities serve, consistent with recent historical experience, and

•	The difficulties related to the integration of the businesses, including retention of key personnel and integration of information systems.

•	Competitive pressure in the banking industry or in STEL’s markets may increase significantly,

•	Changes in the interest rate environment may reduce margins,

•	General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration,

•	Changes may occur in banking legislation and regulation,

•	Changes may occur in general business conditions, and

•	Changes may occur in the securities markets.

When words such as “believes”, “expects”, “anticipates” or similar expressions are used, the Company is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. STEL undertakes no obligation to update or revise any forward-looking statements.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, STEL is the largest independent commercial bank holding company headquartered in the Commonwealth of Virginia. Affiliates of STEL include: First National Bank – in Christiansburg, Planters Bank & Trust Company of Virginia - in Staunton, Second Bank & Trust - in Fredericksburg and Virginia Commonwealth Trust Company - in Culpeper. The organization has a network of sixty-two branches, four loan production offices, and over eighty ATMs stretching from the New River Valley, Roanoke Valley, Shenandoah Valley and Central Virginia.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $161 thousand and $164 thousand for the three months ended March 31, 2008 and 2007, respectively.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with generally accepted accounting principles in the United States (GAAP) and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. STEL, in referring to its net income, is referring to income under GAAP.

Results of Operations

STEL’s first quarter 2008 earnings were $2.1 million, down 48.1% from $4.0 million for the first quarter of 2007. Net income per diluted share was $.14, down 62.2% from $.37 for the same period in 2007. StellarOne’s earnings for the first quarter of 2008 produced an annualized return on average assets (ROA) of .40% and an annualized return on average equity (ROE) of 3.81%, compared to prior year ratios of 1.01% and 10.77%, respectively.

Excluding the net-of-tax effects of nonrecurring merger expenses of $2.4 million associated with the consummation of the merger of equals transaction between Virginia Financial Group, Inc. (VFG) and FNB Corporation (FNB), earnings would have been $4.5 million or $.30 per diluted share, an increase in earnings of $443 thousand or 11.0% and decrease in earnings per share of $.07 or 18.9% over first quarter 2007. ROA and ROE would have been .85% and 8.14%, respectively. StellarOne’s operating results include a full quarter of results for the former VFG, but only the last thirty-three days of the period for the former FNB, representing the period after consummation of the merger from February 28, 2008 to March 31, 2008. Historical 2007 data contained herein reflects only the results of the former VFG prior to merger.

Net Interest Income

Net interest income amounted to $17.5 million for the first quarter of 2008, up $3.2 million or 22.0% compared with $14.4 million for the same quarter in 2007. Growth in average earning assets of $439.2 million or 29.4% associated with the VFG/FNB merger was the primary contributor to this increase. The net interest margin for the first quarter of 2008 was 3.75%, down twenty-three basis points sequentially compared to 3.98% for the fourth quarter of 2007, and down thirty basis points when compared to 4.05% for the first quarter of 2007. Further declines in the targeted Federal funds rate and increases in nonperforming assets continue to negatively impact the net interest margin. Asset yields fell sequentially, with an average yield on assets of 6.46% for the first quarter of 2008, compared to 6.78% for the fourth quarter of 2007 and 6.92% for the first quarter of 2007. Average cost of interest bearing liabilities decreased to 3.23% for the first quarter of 2008, as compared to 3.41% for the fourth quarter of 2007 and 3.51% for the first quarter of 2007. Average cost of borrowings, consisting predominately of FHLB advances and commercial paper, amounted to 3.96% for the first quarter of 2008, compared to 3.41% for the fourth quarter of 2007.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended March 31, (unaudited)
	2008			2007
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,627,999	$27,300	6.73%	$1,219,094	$22,026	7.33%
Investment securities
Taxable	202,373	2,341	4.58%	174,839	1,960	4.48%
Tax exempt	84,337	1,287	6.04%	94,854	1,451	6.12%

Total investments	286,710	3,628	5.01%	269,693	3,411	5.05%

Interest bearing deposits	375	3	3.16%	626	6	3.83%
Federal funds sold	17,396	183	4.16%	3,831	53	5.53%

	304,481	3,814	4.96%	274,150	3,470	5.05%

Total earning assets	1,932,480	31,114	6.46%	1,493,244	25,496	6.92%

		31,114
Total nonearning assets	167,740			112,808

Total assets	$2,100,220			$1,606,052

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$305,030	$1,096	1.44%	$159,417	$63	0.16%
Money market	131,175	665	2.03%	179,678	1,256	2.83%
Savings	127,065	338	1.07%	96,518	302	1.27%
Time deposits:
Less than $100,000	513,723	5,298	4.14%	414,884	4,435	4.34%
$100,000 and more	255,407	2,808	4.41%	213,672	2,475	4.70%

Total interest-bearing deposits	1,332,400	10,205	3.07%	1,064,169	8,531	3.25%

Federal funds purchased and securities sold under agreements to repurchase	5,444	54	3.92%	7,883	108	5.48%
Federal Home Loan Bank advances	185,516	1,908	4.07%	62,205	777	5.00%
Subordinated debt	24,426	463	7.50%	20,619	417	8.09%
Commercial paper	74,261	479	2.55%	63,805	754	4.73%
Other borrowings	782	4	2.02%	345	5	5.80%

	290,429	2,908	3.96%	154,857	2,061	5.32%

Total interest-bearing liabilities	1,622,829	13,113	3.23%	1,219,026	10,592	3.51%

Total noninterest-bearing liabilities	257,072			235,715

Total liabilities	1,879,901			1,454,741
Stockholders’ equity	220,319			151,311

Total liabilities and stockholders’ equity	$2,100,220			$1,606,052

Net interest income (tax equivalent)		$18,001			$14,904

Average interest rate spread			3.23%			3.41%
Interest expense as percentage of average earning assets			2.71%			2.88%
Net interest margin			3.75%			4.05%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total non-interest income was $5.2 million for the first quarter of 2008, up $1.3 million or 34.9% compared with $3.8 million for the first quarter of 2007 and up $196 thousand or 3.9% sequentially compared with $5.0 million for the fourth quarter of 2007. Retail banking fee income increased $824 thousand or 47.3% to $2.6 million, compared to $1.7 million in the first quarter of 2007. Mortgage banking revenue amounted to $871 thousand, an increase of $272 thousand or 45.4%, as compared to $599 thousand for the first quarter of 2007, and up sequentially $278 thousand or 46.9% from the fourth quarter of 2007. Revenues from trust and brokerage for the first quarter were $1.2 million, up $133 thousand or 12.3% compared to $1.1 million in the first quarter of 2007, and up sequentially $208 thousand or 20.6% from the fourth quarter of 2007. Each of these increase reflect in part the effect of incremental revenues of FNB for a thirty-three day period during the first quarter. Fiduciary and brokerage assets under management were $842 million at March 31, 2008, representing an increase of $247 million or 41.5% from $595 million at December 31, 2007 and directly attributable to the merger. Loss on sale of foreclosed assets amounted to $500 thousand for the first quarter of 2008, representing the write-down of a residential development to a carrying value of $2.4 million based on comparable sales in the market. This property is now under contract for sale and should close in the second quarter.

Noninterest Expense

Non-interest expense for the first quarter of 2008 amounted to $19.0 million, up $6.8 million or 54.9% from $12.3 million for the same period in 2007, and up sequentially $7.3 million or 62.3% from the fourth quarter of 2007. Excluding the effects of nonrecurring merger expenses of $3.7 million associated with the consummation of the merger of equals transaction, non-interest expense for the first quarter of 2008 would have amounted to $15.4 million, up $3.1 million or 25.2% from $12.3 million for the same period in 2007, and up sequentially $3.7 million or 31.1% from the fourth quarter of 2007. These increases reflect the incremental operating costs of FNB for a thirty-three day period during the first quarter of 2008. StellarOne’s efficiency ratio was 80.41% for the quarter, compared to 65.58% for the same quarter in 2007. Excluding the impact of the nonrecurring transaction costs, the efficiency ratio was 66.41% for the quarter.

Income Taxes

Income tax expense for the first quarter of 2008 was $602 thousand, resulting in an effective tax rate of 22.4% compared to $1.7 million, or 29.9%, for the first quarter of 2007. The decrease in the effective tax rate for the three month period is a result of both tax free income generated by the purchase of bank owned life insurance and earnings from tax-exempt securities increasing as a percentage of total income. This percentage increase is due to the nonrecurring expenses recorded during the quarter reducing overall net income during the quarter. The average balance of tax-exempt securities for the first quarter of 2008 actually decreased by $10.5 million over the same period last year, but the reduction in overall net income resulted in an increase in tax-exempt interest income as a percentage of net income.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets amounted to 1.02% as of March 31, 2008, compared to .17% at March 31, 2007 and .44% at December 31, 2007. This increase is a result of both the addition of $21 million nonperforming assets of the former FNB for the first quarter of 2008 and a net increase of $6.8 million in nonperforming assets for the combined company during the quarter. Net charge-offs as a percentage of average loans receivable amounted to .13% for the quarter ended March 31, 2008, compared to .05% for the same period in 2007 and .40% for the quarter ended December 31, 2007. At March 31, 2008, the allowance for loan losses approximates the aggregate balance of non-performing loans, while the allowance as a percentage of total loans amounted to 1.17%. StellarOne recorded a provision for loan losses for the first quarter of $953 thousand compared to net charge-offs of $537 thousand for the period, and compared to a provision of $165 thousand for the three months ended March 31, 2007.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	March 31, 2008	December 31, 2007	March 31, 2007
Non-accrual loans	$24,959	$3,937	$2,709
Troubled debt restructurings	789	—	—
Foreclosed assets	4,902	3,031	38
Loans past due 90 days accruing interest	327	—	—

Total non-performing assets	$30,977	$6,968	$2,747

Nonperforming assets to total assets	0.99%	0.44%	0.17%

Nonperforming assets to loans and foreclosed property	1.35%	0.57%	0.23%

Allowance for loan losses as a percentage of loans receivable	1.17%	1.23%	1.19%

Allowance for loan losses as a percentage of nonperforming assets	87.28%	216.45%	527.88%

Annualized net charge-offs as a percentage of average loans receiveable	0.13%	0.12%	0.05%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the three months ended March 31, 2008, the Company retained $359 thousand, or 17.2% of its net income. Stockholders’ equity increased by $205.8 million, reflecting $201.1 million in equity acquired in the merger, the earnings retention, stock based compensation and option exercises totaling $1.1 million and an increase of $3.2 million in accumulated comprehensive income net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of March 31, 2008, the Company and the subsidiary banks met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary banks’ well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of March 31, 2008 (In thousands):

Tier 1 capital	$318,123
Tier 2 capital	27,037
Total risk-based capital	345,160
Total risk-weighted assets	2,584,903
Average adjusted total assets	2,024,260
Capital ratios:
Tier 1 risk-based capital ratio	12.01%
Total risk-based capital ratio	13.06%
Leverage ratio (Tier 1 capital to average adjusted total assets)	15.31%
Equity to assets ratio	11.84%
Tangible equity to assets ratio	9.31%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition, and the Company’s overall financial condition. The Company’s primary sources of liquidity are cash, securities in our available for sale portfolio and a $10 million line of credit with a correspondent bank. In addition, the Banks have substantial lines of credit from their correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

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

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in STEL’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in STEL’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Access to Filings

The Company provides access to its SEC filings through the corporate Website at http://www.stellaronecorp.com. After accessing the Website, the filings are available upon selecting the SEC Filings & Other Documents icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2007.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting or control of assets during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against StellarOne Corporation and its subsidiaries are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 1A.	RISK FACTORS.

Please refer to the section above at the beginning of Part II captioned “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risk factors applicable to STEL.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At VFG’s Special Meeting of Shareholders held on February 12, 2008, shareholders voted on the following matters:

(1) A proposal to approve and adopt the Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, and the plan of merger related thereto, pursuant to which FNB would merge with and into VFG. The tabulation of votes for the proposal was as follows:

FOR	AGAINST	ABSTAIN

6,089,698	527,376	441,593

(2) A proposal to adjourn or postpone the VFG special meeting, if necessary, to solicit additional proxies. The proposal received the following vote:

FOR	AGAINST	ABSTAIN

6,334,757	691,362	32,548

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

	Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

	Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

	Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

	Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer May 12, 2008

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer May 12, 2008