Form 10-Q
period 2008-06-30
StellarOne CORP
filed 2008-08-11
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Registrant’s telephone number 434-964-2211, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,610,820 shares of Common Stock, par value $1.00 per share, were outstanding as of August 5, 2008.

STELLARONE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	JUNE 30, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$75,949	$41,091
Federal funds sold	60,311	321
Interest-bearing deposits in banks	100	381

Cash and cash equivalents	136,360	41,793
Investment securities (fair value: 2008, $349,645; 2007, $230,240)	349,645	230,226
Mortgage loans held for sale	13,850	5,354
Loans receivable, net of allowance for loan losses, 2008, $28,615; 2007, $15,082	2,262,459	1,212,595
Premises and equipment, net	88,421	37,307
Accrued interest receivable	11,789	7,747
Deferred income tax asset	2,150	3,906
Core deposit intangibles, net	11,142	3,225
Goodwill	73,386	13,896
Bank owned life insurance	28,202	10,725
Foreclosed assets	2,260	3,031
Other assets	51,031	25,013

Total assets	$3,030,695	$1,594,818

LIABILITIES
Deposits:
Noninterest-bearing	$346,861	$204,774
Interest-bearing	2,067,887	937,773

Total deposits	2,414,748	1,142,547
Federal funds purchased and securities sold under agreements to repurchase	1,746	20,000
Federal Home Loan Bank advances	195,733	169,000
Subordinated debt	32,991	20,619
Commercial paper	—	68,745
Other borrowings	59	892
Accrued interest payable	5,267	3,555
Other liabilities	13,607	6,692

Total liabilities	2,664,151	1,432,050

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized;
2008: 22,600,357 shares issued and outstanding;
2007: 10,795,943 shares issued and outstanding	22,600	10,796
Additional paid-in capital	225,258	34,488
Retained earnings	119,865	117,009
Accumulated other comprehensive (loss) income, net	(1,179)	475

Total stockholders’ equity	366,544	162,768

Total liabilities and stockholders’ equity	$3,030,695	$1,594,818

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$39,208	$22,278
Federal funds sold and deposits in other banks	363	13
Investment securities:
Taxable	3,147	1,715
Tax exempt	995	926
Dividends	339	134

Total interest income	44,052	25,066

Interest Expense
Deposits	12,458	7,843
Federal funds purchased and securities sold under agreements to repurchase	5	117
Federal Home Loan Bank advances	1,631	969
Subordinated debt	466	421
Commercial paper	156	791
Other borrowings	3	10

Total interest expense	14,719	10,151

Net interest income	29,333	14,915
Provision for loan losses	2,835	—

Net interest income after provision for loan losses	26,498	14,915

Noninterest Income
Retail banking fees	3,896	1,920
Commissions and fees from fiduciary activities	1,071	857
Brokerage fee income	318	294
Mortgage banking-related fees	1,357	645
Losses on sale of foreclosed assets	(260)	(1)
(Losses) gains on sale of premises and equipment	(21)	1
Gains (losses) on sale of securities	206	(32)
Income from bank owned life insurance	319	121
Other income	761	531

Total noninterest income	7,647	4,336

Noninterest Expense
Compensation and employee benefits	11,763	7,037
Net occupancy	1,834	885
Supplies and equipment	2,170	1,166
Amortization-intangible assets	531	161
Marketing	831	393
State franchise taxes	585	299
Data processing	992	430
Professional fees	640	378
Telecommunications	457	236
Other expenses	4,806	1,869

Total noninterest expense	24,609	12,854

Income before income taxes	9,536	6,397
Income tax expense	3,396	1,856

Net income	$6,140	$4,541

Earnings per share, basic	$0.27	$0.42

Earnings per share, diluted	$0.27	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$66,469	$44,264
Federal funds sold and deposits in other banks	563	71
Investment securities:
Taxable	5,210	3,549
Tax exempt	1,832	1,869
Dividends	606	260

Total interest income	74,680	50,013

Interest Expense
Deposits	22,663	16,373
Federal funds purchased and securities sold under agreements to repurchase	60	225
Federal Home Loan Bank advances	3,539	1,746
Subordinated debt	930	838
Commercial paper	635	1,545
Other borrowings	6	16

Total interest expense	27,833	20,743

Net interest income	46,847	29,270
Provision for loan losses	3,787	165

Net interest income after provision for loan losses	43,060	29,105

Noninterest Income
Retail banking fees	6,463	3,663
Commissions and fees from fiduciary activities	1,969	1,685
Brokerage fee income	638	550
Mortgage banking-related fees	2,228	1,244
Losses on sale of foreclosed assets	(759)	(1)
Losses on sale of premises and equipment	(64)	(4)
Gains (losses) on sale of securities	238	(32)
Income from bank owned life insurance	511	240
Other income	1,588	819

Total noninterest income	12,812	8,164

Noninterest Expense
Compensation and employee benefits	22,931	13,856
Net occupancy	2,995	1,759
Supplies and equipment	3,710	2,286
Amortization-intangible assets	691	325
Marketing	1,248	642
State franchise taxes	980	543
Data processing	2,076	898
Professional fees	1,214	528
Telecommunications	746	475
Other expenses	7,056	3,829

Total noninterest expense	43,647	25,141

Income before income taxes	12,225	12,128
Income tax expense	3,998	3,568

Net income	$8,227	$8,560

Earnings per share, basic	$0.44	$0.79

Earnings per share, diluted	$0.44	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2007	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	8,560	—	$8,560	8,560
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $521)	—	—	—	—	(967)	—
Reclassification adjustment (net of tax of $11)	—	—	—	—	21

Other comprehensive loss				(946)	(946)	(946)

Total comprehensive income	—	—	—	—	$7,593	—

Cash dividends ($.32 per share)	—	—	(3,463)	—		(3,463)
Stock-based compensation expense (7,594 shares net of tax benefits)	8	196	—	—		204
Exercise of stock options (900 shares)	1	8	—	—		9

Balance, June 30, 2007	$10,793	$34,174	$112,021	$(1,972)		$155,016

Balance, January 1, 2008	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	—	—	8,227	—	$8,227	8,227
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,046)	—	—	—	—	(1,943)	—
Reclassification adjustment (net of tax of $83)	—	—	—	—	155	—
Change in funded status of pension plans	—	—	—	—	134

Other comprehensive loss	—	—	—	(1,654)	(1,654)	(1,654)

Total comprehensive income	—	—	—	—	$6,284	—

Cash dividends ($.32 per share)	—	—	(5,371)	—		(5,371)
Common stock issued in merger (11,748,933 shares)	11,749	189,382	—	—		201,131
Stock-based compensation expense associated with merger (23,519 shares)	24	1,088	—	—		1,112
Stock-based compensation expense (7,018 shares net of tax benefits)	7	61	—	—		68
Exercise of stock options (24,944 shares)	24	239	—	—		263

Balance, June 30, 2008	$22,600	$225,258	$119,865	$(1,179)		$366,544

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$8,227	$8,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,788	1,525
Amortization of intangible assets	691	325
Amortization of purchase adjustments	(5,024)	—
Provision for loan losses	3,787	165
Deferred tax expense	2,625	62
Employee benefit plan expense	105	103
Stock-based compensation expense	1,180	204
Losses on foreclosed assets	759	—
Losses on sale of premises and equipment	64	4
(Gains) losses on sale of securities available for sale	(238)	32
Mortgage banking-related fees	(2,228)	(1,244)
Proceeds from sale of mortgage loans	117,494	57,720
Origination of mortgage loans for sale	(109,851)	(58,726)
Amortization of securities premiums and accretion of discounts, net	458	(1)
Income on bank owned life insurance	(511)	(240)
Changes in assets and liabilities:
Decrease in accrued interest receivable	2,568	94
Increase in other assets	(217)	(1,829)
Decrease in accrued interest payable	(1,814)	(476)
Decrease in other liabilities	(19,479)	(315)

Net cash provided by operating activities	$1,384	$5,963

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$110,154	$50,348
Proceeds from sales and calls of securities available for sale	18,248	588
Purchase of securities available for sale	(49,876)	(42,242)
Net increase in loans	16,972	22,615
Proceeds from sale of premises and equipment	1,522	8
Purchase of premises and equipment	(6,793)	(4,012)
Proceeds from sale of foreclosed assets	2,857	37
Cash acquired in merger	45,146	—

Net cash provided by investing activities	$138,230	$27,342

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$114,083	$(62,982)
Net decrease in certificates of deposit	(54,005)	(18,957)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(20,017)	—
Proceeds from Federal Home Loan Bank advances	89,600	35,000
Principal payments on Federal Home Loan Bank advances	(100,022)	(35,000)
Net (decrease) increase in commercial paper	(68,745)	15,092
Net (decrease) increase in other borrowings	(833)	20,812
Proceeds from exercise of stock options	263	9
Cash dividends paid	(5,371)	(3,463)

Net cash used by financing activities	$(45,047)	$(49,489)

Increase (decrease) in cash and cash equivalents	$94,567	$(16,184)

Cash and Cash Equivalents
Beginning	41,793	57,635

Ending	$136,360	$41,451

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,504	$—

Unrealized losses on securities available for sale	$(2,989)	$(1,456)

Common stock issued in merger	$201,131	$—

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company” or “STEL”) is a Virginia multi-bank holding company headquartered in Charlottesville, Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia. Additional affiliates of the Company include VFG Limited Liability Trust (Culpeper, Virginia) and FNB (VA) Statutory Trust II (Christiansburg, Virginia) both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation. The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008. The previous affiliates included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six month period ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period balances to conform to the current presentation.

2.	Merger of Equals

On February 28, 2008, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), by and between Virginia Financial Group, Inc. and FNB Corporation, each share of common stock of FNB Corporation outstanding was converted into 1.5850 shares of the Company’s common stock. Virginia Financial Group, Inc., as the surviving corporation, changed its name to StellarOne Corporation. The Company issued 11,748,933 shares or approximately $201 million of its common stock to FNB Corporation shareholders, based on 7,412,576 shares of FNB Corporation common stock outstanding as of February 27, 2007 and the closing price of the Company’s common stock on the same date.

The merger transaction was accounted for under the purchase method of accounting and qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $59.5 million of goodwill and $8.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of 7.75 years, based on undiscounted cash flows. An unaudited summary of the preliminary estimated fair values of assets and liabilities of FNB Corporation as of February 27, 2008 is in the table below. The Company acquired the assets and assumed the liabilities as of that same date. The Company has not finalized its valuation, but plans to do so in the fourth quarter of 2008.

Cash and cash equivalents	$45,146
Loans receivable, net of allowance for loan losses	1,070,023
Investment securities	202,538
Premises and equipment	48,909
Core deposit intangible	8,608
Goodwill	59,490
Other assets	62,778
Deposits	(1,213,949)
Borrowings	(52,598)
Other liabilities	(29,814)

Net assets acquired	$201,131

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated financial statements include the results of operations of FNB Corporation only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the six months ended June 30, 2008 and 2007, as if FNB Corporation had been acquired on January 1, 2008 and 2007 respectively. The proforma adjustment column reflects the purchase accounting adjustments that would be made in order to combine the companies in accordance with SFAS 141 for the periods presented. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

A summary of pro forma combined financial statements is as follows (In thousands):

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Net interest income	$59,315	$47,467
Provision for credit losses	3,678	843
Non-interest income	15,300	15,215
Non-interest expense	47,558	47,510
Income before income taxes	23,379	27,953
Income taxes	8,221	8,903
Net income	$15,158	$19,050

3.	Loans Receivable

The Company’s loan portfolio is composed of the following (In thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Real estate loans:
Construction and land development	$385,290	$211,918
Secured by 1-4 family residential	738,049	304,563
Commercial and multifamily	849,978	552,605
Commercial, financial and agricultural loans	231,377	125,410
Consumer loans	71,823	26,169
All other loans	13,716	5,924

Total loans	$2,290,233	$1,226,589
Deferred loan costs	841	1,088
Allowance for loan losses	(28,615)	(15,082)

Net loans	$2,262,459	$1,212,595

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	June 30, 2008	December 31, 2007	June 30, 2007
	(unaudited)		(unaudited)
Balance, beginning	$15,082	$14,500	$14,500
Provisions for loan losses	3,787	2,040	165
Loans charged off	(2,526)	(1,762)	(245)
Recoveries	733	304	75

Net charge-offs	(1,793)	(1,458)	(170)
Allowance acquired via acquisition	11,539	—	—

Balance, ending	$28,615	$15,082	$14,495

Information about impaired loans as of the periods indicated is as follows (In thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Impaired loans for which an allowance has been provided	$35,252	$7,744
Impaired loans for which an allowance has not been provided	17,739	3,087

Total impaired loans	$52,991	$10,831

Allowance provided for impaired loans, included in the allowance for loan losses	$4,635	$1,003

5.	Commercial Paper and Other Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $10 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at June 30, 2008 and December 31, 2007, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had a commercial paper program whereby customers of the affiliate bank could invest in unrated commercial paper of STEL. Terms included a daily maturity and floating rate of interest. This program was discontinued during the second quarter and replaced with an off-balance sheet product. There was no balance outstanding at June 30, 2008 and $68.7 million at December 31, 2007.

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the quarter or the six month period ended June 30, 2008. The following table shows certain information regarding the Company’s commercial paper for the quarter and six month period ended June 30, 2007 (In thousands):

Three Months Ended June 30, 2007
(unaudited)
End of period balance	$73,724
Weighted average rate at end of period	4.58%
Average balance	69,605
Weighted average rate	4.50%
Maximum balance of any month-end during the period	73,724

Six Months Ended June 30, 2007
(unaudited)
End of period balance	$73,724
Weighted average rate at end of period	4.58%
Average balance	66,721
Weighted average rate	4.61%
Maximum balance of any month-end during the period	73,724

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2008 and 2007. Potential dilutive stock had no effect on income available to common stockholders for the three month period.

	2008		2007
	(unaudited)		(unaudited)

	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	22,585,161	$.27	10,792,467	$.42

Effect of dilutive securities:
Restricted stock	16,232	—	3,570	—
Incentive stock options	7,355	—	—	—
Stock options	43,243	—	21,845	—

Diluted earnings per share	22,651,991	$.27	10,817,882	$.42

In 2008 and 2007, stock options representing 380,464 and 185,909 shares, respectively, were not included in the three month calculation of earnings per share as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2008 and 2007. Potential dilutive stock had no effect on income available to common stockholders for the six month period.

	2008		2007
	(unaudited)		(unaudited)

	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	18,831,352	$.44	10,791,224	$.79

Effect of dilutive securities:
Restricted stock	12,794	—	3,674	—
Incentive stock options	8,540	—	—	—
Stock options	46,669	—	24,454	—

Diluted earnings per share	18,899,355	$.44	10,819,352	$.79

In 2008 and 2007, stock options representing 333,634 and 169,793 shares, respectively, were not included in the six month calculation of earnings per share as their effect would have been anti-dilutive.

7.	Stock-Based Compensation

FASB Statement No. 123 (R), “Share-Based Payment” requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

SFAS 123 (R) also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the three month period.

Included within compensation and employee benefits expense for the six month period ended June 30, 2008 and 2007 is $1.5 million and $229 thousand of stock-based compensation, respectively. An acceleration adjustment of $1.3 million related to the Merger is included in the current year expense for the six month period ended June 30, 2008.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Depending on the specific characteristics of the related options, fair value was estimated using either the Lattice or the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 4.50 to 5.5 years, volatility ranging from 24.3 to 25.8%, risk-free interest rate of 2.14% to 2.68% and an expected dividend yield of 3.7% to 4.3%.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option plan at June 30, 2008 and 2007 and changes during the periods ended on those dates are as follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	239,671	$23.37	193,616	$21.17
Acquired via merger	311,606	14.02	—	—
Granted	123,061	18.27	56,968	30.07
Forfeited	(3,593)	21.78	(960)	25.24
Expired	(13,144)	11.79	(2,403)	17.73
Exercised	(25,784)	10.58	(900)	9.73

Outstanding, June 30,	631,817	$18.53	246,321	$23.28

Exercisable, June 30,	509,656		118,382

The aggregate intrinsic value of the options outstanding as of June 30, 2008 was $743 thousand. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2008 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of June 30, 2008 was also $743 thousand. The weighted average remaining contractual life is 5.0 years for exercisable options at June 30, 2008.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2008 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2008	30,537	$24.37	$453

Acquired via merger	16,356	17.30
Granted	26,756	16.35
Vested & Exercised	(46,893)	21.90	$(469)

Forfeited	—	—

Nonvested at June 30, 2008	26,756	$16.35	$391

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2008 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Restricted Stock	Total
For the remaining six months of 2008	$29	$179	$208
For year ended December 31, 2009	59	165	224
For year ended December 31, 2010	59	46	105
For year ended December 31, 2011	59	19	78
For year ended December 31, 2012	59	10	69
For year ended December 31, 2013	11	2	13

Total	$276	$421	$697

8.	Employee Benefit Plan

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

The components of net periodic benefit cost are as follows (In thousands):

	Six Months Ended June 30,
	2008	2007
Service cost	$93	$87
Interest cost	130	133
Expected return on plan assets	(169)	(146)
Amortization of prior service cost	16	16
Amortization of net obligation at transition	11	20

Net periodic benefit cost	$81	$110

The Company made one cash contribution totaling $27 thousand during the first six months of 2008. The Company anticipates utilizing a credit balance in its funding standard account for minimum contributions for the remainder of 2008.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position “FSP” No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FAS 157-2 has been deferred and therefore has not been adopted. The impact of adopting FAS 157 involved adding additional disclosure information and had no direct effect on the Company’s financial statements.

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

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Deferred compensation plans: Liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis based on the fair value of the underlying securities. Fair value measurement is based upon quoted prices.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$347,024	$2,260	$344,764	$—

Total assets at fair value	$347,024	$2,260	$344,764	$—

Other liabilities (1)	$2,821	$2,821	$—	$—

Total liabilities at fair value	$2,821	$2,821	$—	$—

(1)	Includes liabilities associated with deferred compensation plans

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2008 are included in the table below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Loans - impaired loans	$35,252	$—	$426	$34,826
Loans - loans held for investment	1,635	—	—	1,635
Loans held for sale - mortgage	13,850	—	13,850	—
Loans held for sale - other assets	6,222	—	—	6,222
Foreclosed assets	2,260	—	1,726	534

Total assets at fair value	$59,219	$—	$16,002	$43,217

Total liabilities at fair value	$—	$—	$—	$—

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Recent Accounting Pronouncements

During 2007, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements “EITF 06-4”, which concludes an employer should recognize a liability for postemployement benefits promised an employee based on the substantive arrangement between the employer and the employee. Effective January 1, 2008, the Company adopted EITF 06-4. Adoption of EITF 06-4 did not have a significant effect on the Company’s consolidated financial statements.

During 2007, the FASB issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance “EITF 06-10”, which stipulates an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if, based on the substantive arrangement with the employee, the employer has agreed to maintain life insurance during the employee’s retirement or provide the employee with a death benefit. Under EITF 06-10, the employer should also recognize an asset based on the substance of the arrangement it has with the employee. Effective January 1, 2008, the Corporation adopted EITF 06-10. Adoption of EITF 06-10 did not have a significant effect on the Corporation’s consolidated financial statements.

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

STELLARONE CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of StellarOne Corporation (“StellarOne,” “STEL” or the “Company”) and its affiliates. This discussion and analysis should be read in conjunction with the financial statements and footnotes appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, other periodic reports filed by STEL under the Securities Exchange Act of 1934 (the “Exchange Act”) and any other written or oral statements made by or on behalf of STEL may include forward-looking statements that reflect STEL’s current views with respect to future events and financial performance. STEL intends that such forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement in order to claim the protections provided by such safe harbor provisions. Forward-looking statements are not based on historical information, but are related to future operations, strategies, financial results, or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to management at the time the statements are made and are, therefore, subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•

Our ability to achieve the earnings expectations related to the businesses that were acquired, or that may be acquired in the future, including our consummated merger with FNB Corporation, which in turn depends on a variety of factors, including:

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, STEL is the largest independent commercial bank holding company headquartered in the Commonwealth of Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia. Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation. The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008. The previous affiliates included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia. The organization has a network of sixty-four full-service financial centers, four loan production offices, and over eighty ATMs stretching from the New River Valley, Roanoke Valley, Shenandoah Valley and Central and North Central Virginia.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining inherent losses in our loan portfolio. Actual losses could differ significantly from the historical factors that we use.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have been incurred, but not realized through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company’s banking subsidiary conducts an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the banking subsidiary has a ten point grading system for each non-homogeneous loan in the portfolio. Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then used to compute an estimated range of losses which is then compared to the recorded allowance for loan losses. This is the methodology used to determine the sufficiency of the allowance for loan losses and the amount of the provision for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $691 thousand and $325 thousand for the six months ended June 30, 2008 and 2007, respectively.

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

FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”) also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. STEL, in referring to its net income, is referring to income under GAAP.

Results of Operations

STEL’s second quarter 2008 earnings were $6.1 million, up 35.2% from $4.5 million for the second quarter of 2007, and up sequentially greater than 100% from $2.1 million in the first quarter of 2008. Net income per diluted share was $.27, down 35.7% from $.42 for the same period in 2007. StellarOne’s earnings for the second quarter of 2008 produced an annualized return on average assets (“ROA”) of .81% and an annualized return on average equity (“ROE”) of 6.72%, compared to prior year ratios of 1.15% and 11.82%, respectively. For the first six months of 2008, net income was $8.2 million, down 3.9% from $8.6 million for the same period in 2007. Net income per diluted share was $.44, down 44.3% from $.79 for the first six months of 2007. ROA and ROE for the six month period was .64% and 5.63%, respectively, compared to 1.08% and 11.31% for the same period in 2007.

Excluding, net-of-tax effects of both the nonrecurring merger expenses and amortization of purchase accounting adjustments which total of $3.3 million associated with the consummation of the merger of equals transaction between Virginia Financial Group, Inc. (“VFG”) and FNB Corporation (“FNB”), earnings for the second quarter would have been $4.6 million or $.21 per diluted share, an increase in earnings of $104 thousand or 2.3% and decrease in earnings per share of $.21 or 50.0% compared to the second quarter of 2007. ROA and ROE would have been .61% and 5.09%, respectively. Excluding, net-of-tax effects of both the nonrecurring merger expenses and amortization of purchase accounting adjustments which total $5.7 million associated with the consummation of the merger of equals transaction between VFG and FNB, earnings for the six month period would have been $9.1 million or $.48 per diluted share, an increase in earnings of $879 thousand or 10.7% and decrease in earnings per share of $.31 or 39.2% compared to the first six months of 2007. ROA and ROE would have been .71% and 6.23%, respectively. StellarOne’s year to date operating results include the former VFG for the entire period, but results from the former FNB are only included from February 28, 2008 forward, representing the period subsequent to consummation of the merger. This will impact all comparisons to first quarter 2008 contained herein. Historical 2007 data contained herein reflects only the results of the former VFG prior to merger.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Net Interest Income

Net interest income amounted to $29.3 million for the second quarter of 2008, up $14.4 million or 96.7% compared with $14.9 million for the same quarter in 2007. Growth in average earning assets of $1.3 billion or 87.6% over 2007 associated with the VFG/FNB merger was the primary contributor to this increase. The net interest margin for the second quarter of 2008 was 4.37%, up sixty-two basis points sequentially compared to 3.75% for the first quarter of 2008, and up fifteen basis points when compared to 4.22% for the second quarter of 2007. Margin for the quarter was positively impacted by the loan discount, CD premium and a borrowing premium associated with the VFG/FNB merger, all of which began amortizing during the quarter. These premiums and discounts stem from adjusting assets and liabilities to their respective market values as part of the purchase adjustments associated with the merger. Margin adjusted for the purchase accounting items for the quarter and six month period amounted to 3.80% and 3.77%, respectively. Core margin is expected to experience modest compression as the rate of improvement in cost of funds slows, the level of loan growth continues to be impacted by market conditions, and the positive effects of amortizing the purchase adjustments lessen. Other factors that could change this result include the level of non-performing assets and the direction of short term rates for the remainder of the year.

Asset yields rose sequentially, with an average yield on assets of 6.51% for the second quarter of 2008, compared to 6.46% for the first quarter of 2008 and decreased forty-eight basis points when compared to 6.99% for the second quarter of 2007. Average cost of interest bearing liabilities decreased to 2.53% for the second quarter of 2008, as compared to 3.23% for the first quarter of 2008 and 3.43% for the second quarter of 2007. This decrease in funding costs during the quarter was predominantly the result of reductions in interest expense of $1.8 million and $758 thousand, which related to the amortization of premiums on CD’s and FHLB advances, respectively, that were adjusted to market value as part of the merger. Additionally, funding costs were also reduced due to recent actions taken by the Fed and an increased level of CD maturities repricing during the quarter. For the six months ended June 30, 2008, net interest income was $46.8 million, an increase of $17.5 million or 60.1% from $29.3 million for the same period in 2007. The net interest margin for the six month period ended June 30, 2008 was 4.08%, compared to 4.14% for the same period in 2007. The amortization of the purchase adjustments affected the margin for the six month period to a lesser degree than the quarter, but still helped to offset compression related to the decline in the targeted Federal funds rate and increases in nonperforming assets when compared to June 30, 2007.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Three months ended June 30, (unaudited)
	2008			2007
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$2,288,804	$39,329	6.91%	$1,209,394	$22,317	7.40%
Investment securities
Taxable	307,571	3,500	4.50%	164,210	1,849	4.45%
Tax exempt	95,604	1,531	6.34%	93,876	1,425	6.01%

Total investments	403,175	5,031	4.94%	258,086	3,274	5.02%
Interest bearing deposits	3,943	9	0.90%	378	4	4.19%
Federal funds sold	63,198	340	2.13%	667	9	5.34%

	470,316	5,380	4.53%	259,131	3,287	5.02%

Total earning assets	2,759,120	44,709	6.51%	1,468,525	25,604	6.99%

Total nonearning assets	290,706			114,050

Total assets	$3,049,826			$1,582,575

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$497,074	$505	0.41%	$164,391	$70	0.17%
Money market	191,406	817	1.71%	149,997	898	2.40%
Savings	211,158	1,755	3.33%	95,490	325	1.37%
Time deposits:
Less than $100,000	769,415	5,664	2.95%	397,884	4,199	4.23%
$100,000 and more	364,876	3,717	4.09%	204,382	2,351	4.61%

Total interest-bearing deposits	2,033,929	12,458	2.46%	1,012,144	7,843	3.11%
Federal funds purchased and securities sold under agreements to repurchase	7,919	5	0.25%	8,352	117	5.54%
Federal Home Loan Bank advances	236,186	1,631	2.73%	73,643	968	5.20%
Subordinated debt	32,991	466	5.59%	20,619	421	8.08%
Commercial paper	23,821	156	2.59%	69,605	791	4.50%
Other borrowings	573	3	2.07%	715	11	6.09%

	301,490	2,261	2.97%	172,934	2,308	5.28%

Total interest-bearing liabilities	2,335,419	14,719	2.53%	1,185,078	10,151	3.43%

Total noninterest-bearing liabilities	347,080			243,452

Total liabilities	2,682,499			1,428,530
Stockholders’ equity	367,327			154,045

Total liabilities and stockholders’ equity	$3,049,826			$1,582,575

Net interest income (tax equivalent)		$29,990			$15,453

Average interest rate spread			3.98%			3.56%
Interest expense as percentage of average earning assets			2.14%			2.77%
Net interest margin			4.37%			4.22%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

	Six months ended June 30, (unaudited)
	2008			2007
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$1,958,566	$66,628	6.84%	$1,214,647	$44,343	7.36%
Investment securities
Taxable	255,090	6,468	5.02%	169,495	3,809	4.47%
Tax exempt	89,971	1,838	4.04%	94,363	2,876	6.06%

Total investments	345,061	8,306	4.76%	263,858	6,685	5.04%
Interest bearing deposits	2,214	12	1.07%	501	10	3.97%
Federal funds sold	44,910	523	2.29%	2,241	61	5.41%

	392,185	8,841	4.46%	266,600	6,756	5.04%

Total earning assets	2,350,751	75,469	6.45%	1,481,247	51,099	6.96%

Total nonearning assets	228,856			113,922

Total assets	$2,579,607			$1,595,169

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$401,052	$898	0.45%	$161,918	$133	0.17%
Money market	161,291	1,482	1.84%	164,755	2,154	2.64%
Savings	169,115	2,796	3.32%	96,002	627	1.32%
Time deposits:
Less than $100,000	641,569	10,962	3.43%	406,338	8,632	4.28%
$100,000 and more	310,141	6,525	4.22%	209,001	4,827	4.66%

Total interest-bearing deposits	1,683,168	22,663	2.70%	1,038,014	16,373	3.18%
Federal funds purchased and securities sold under agreements to repurchase	6,681	60	1.78%	8,118	225	5.51%
Federal Home Loan Bank advances	210,851	3,539	3.32%	67,956	1,745	5.11%
Subordinated debt	28,708	930	6.41%	20,619	838	8.08%
Commercial paper	49,010	635	2.56%	66,721	1,545	4.61%
Other borrowings	678	6	1.75%	531	16	5.99%

	295,928	5,170	3.46%	163,945	4,369	5.30%

Total interest-bearing liabilities	1,979,096	27,833	2.81%	1,201,959	20,742	3.47%

Total noninterest-bearing liabilities	306,688			240,525

Total liabilities	2,285,784			1,442,484
Stockholders’ equity	293,823			152,685

Total liabilities and stockholders’ equity	$2,579,607			$1,595,169

Net interest income (tax equivalent)		$47,636			$30,357

Average interest rate spread			3.64%			3.49%
Interest expense as percentage of average earning assets			2.37%			2.82%
Net interest margin			4.08%			4.14%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Noninterest Income

Total non-interest income was $7.6 million for the second quarter of 2008, up $3.3 million or 76.4% compared with $4.3 million for the second quarter of 2007 and up $2.4 million or 48.1% sequentially compared with $5.2 million for the first quarter of 2008. Retail banking fee income increased $2.0 million or greater than 100% to $3.9 million, compared to $1.9 million in the second quarter of 2007. Mortgage banking revenue amounted to $1.4 million, an increase of $712 thousand or greater than 100%, as compared to $645 thousand for the second quarter of 2007, and up sequentially $486 thousand or 55.8% from the first quarter of 2008. Revenues from trust and brokerage for the second quarter were $1.4 million, up $238 thousand or 20.7% compared to $1.2 million in the second quarter of 2007, and up sequentially $172 thousand or 14.1% from the first quarter of 2008. Losses on the sale of foreclosed assets amounted to $260 thousand for the second quarter of 2008, the majority of which related to the sale of a residential development property foreclosed on during the fourth quarter of 2007.

Noninterest Expense

Non-interest expense for the second quarter of 2008 amounted to $24.6 million, up $11.7 million or 91.5% from $12.9 million for the same period in 2007, and up sequentially $5.6 million or 29.3% from the first quarter of 2008. StellarOne’s efficiency ratio was 65.26% for the quarter, compared to 64.85% for the same quarter in 2007. For the six month period ended June 30, 2008, the efficiency ratio was 71.51%, compared to 65.21% for the same period in 2007. Excluding the impact of nonrecurring revenue and expense items noted above, the efficiency ratio was 67.29% and 66.74% for the quarter and six month period ended June 30, 2008, respectively. Excluding the effects of nonrecurring merger expenses of $5.1 million associated with the consummation of the merger of equals transaction between VFG and FNB, non-interest expense for the first six months of 2008 would have amounted to $38.6 million, up $13.4 million or 53.4% from $25.1 million for the same period in 2007. Noninterest expense for the quarter was affected in the same manner as the six month period by the related increases in incremental costs and nonrecurring merger expenses.

Income Taxes

Income tax expense for the second quarter of 2008 was $3.4 million resulting in an effective tax rate of 35.6% compared to $1.9 million, or 29.0%, for the second quarter of 2007. For the six month period ended June 30, 2008, income tax expense amounted to $4.0 million, resulting in an effective tax rate of 32.7% compared to $3.6 million, or 29.4% for the same period in 2007. The increase in the effective tax rate for the three and six month period is a result of adjustments made to the treatment of non-deductible nature of merger and purchase accounting adjustments and earnings from tax-exempt securities decreasing as a percentage of total income which was somewhat offset by tax free income generated by the purchase of bank owned life insurance increasing as a percentage of total income. The average balance of tax-exempt securities for the second quarter of 2008 actually increased by $1.7 million over the same period last year, but the increase in overall net income resulted in a decrease in tax-exempt interest income as a percentage of net income. Conversely, the average balance in BOLI increased by $12.0 million and resulted in an increase in tax exempt non-interest income as a percentage of net income.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets amounted to .86% as of June 30, 2008, compared to .20% at June 30, 2007 and 1.02 % at March 31, 2008. The increase compared to the same period in the prior year is a result of declining market conditions in general. The net decrease of $5.8 million on a linked quarter basis relates to significant reductions in nonaccrual loans and the sale of foreclosed assets during the quarter. Net charge-offs as a percentage of average loans receivable amounted to .22% for the quarter ended June 30, 2008, compared to none for the same period in 2007 and .13% for the quarter ended March 31, 2008. At June 30, 2008, the allowance for loan losses approximates the aggregate balance of non-performing loans, while the allowance as a percentage of total loans amounted to 1.25%. StellarOne recorded a provision for loan losses for the second quarter of $2.8 million compared to net charge-offs of $1.3 million for the period, which compares to no provision and $34 thousand in net recoveries for the three months ended June 30, 2007. The increased levels of provisioning reflect actions taken to address the continuing deterioration of credit quality in a small number of larger real estate construction credits and weakened real estate conditions in a few of the market’s served. However, the Company remains well diversified in both the types of loans within the portfolio and markets served throughout the Commonwealth.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	June 30, 2008	December 31, 2007	June 30, 2007
Non-accrual loans	$22,392	$3,937	$3,139
Troubled debt restructurings	814	—	—
Foreclosed assets	2,260	3,031	—
Loans past due 90 days accruing interest	465	—	—

Total non-performing assets	$25,931	$6,968	$3,139

Nonperforming assets to total assets	0.86%	0.44%	0.20%

Nonperforming assets to loans and foreclosed property	1.13%	0.57%	0.26%

Allowance for loan losses as a percentage of loans receivable	1.25%	1.23%	1.21%

Allowance for loan losses as a percentage of nonperforming assets	110.35%	216.45%	461.77%

Annualized net charge-offs as a percentage of average loans receiveable	0.22%	0.12%	0.03%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Liquidity and Capital Resources

Capital Resources

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment. The Company’s capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position at the banking subsidiary.

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the six months ended June 30, 2008, the Company retained $2.9 million, or 34.7% of its net income. Stockholders’ equity increased by $203.8 million, reflecting $201.1 million in equity acquired in the merger, the earnings retention, stock based compensation and option exercises totaling $1.4 million and an decrease of $1.7 million in accumulated comprehensive income net of tax.

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of June 30, 2008, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of June 30, 2008 (In thousands):

Tier 1 capital	$315,600
Tier 2 capital	28,615
Total risk-based capital	344,215
Total risk-weighted assets	2,655,002
Average adjusted total assets	2,965,045
Capital ratios:
Tier 1 risk-based capital ratio	11.89%
Total risk-based capital ratio	12.97%
Leverage ratio (Tier 1 capital to average adjusted total assets)	10.64%
Equity to assets ratio	12.09%
Tangible equity to assets ratio	9.57%

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

The liquidity of the Company also represents an important aspect of liquidity management. The Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Company are the management fees and dividends it receives from its banking subsidiary, a working line of credit with a correspondent bank, and availability of the subordinated debt security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Access to Filings

The Company provides access to its SEC filings through the corporate Website at http://www.StellarOne.com. After accessing the Website, the filings are available upon selecting the SEC Filings & Other Documents icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. We continue to evaluate additional processes and other components of internal control over financial reporting resulting from our recent business combination, including FNB Corporation’s historical internal control over financial reporting and the integration of those internal controls into our own internal controls. This ongoing evaluation and integration may lead to our making additional changes in our internal control over financial reporting in future fiscal periods. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company or any of its subsidiary, directors, or officers is a party or by which they, or any of them, are threatened. Any legal proceeding presently pending or threatened against StellarOne Corporation and its subsidiaries are either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 1a.	RISK FACTORS.

The following is a certain risk factor that management believes to be specific to our business.

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

The above risk factor should not be viewed as an all inclusive list. See “item 1A. Risk Factors” of our 2007 10-K for additional risks that may affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on May 20, 2008.

The following directors were elected for terms expiring in 2009, with the following votes:

	For	Withheld
Beverley E. Dalton	17,045,179	876,368
Steven D. Irvin	17,223,071	698,476
Martin F. Lightsey	17,300,708	620,839
H. Wayne Parrish	17,272,906	648,641
Charles W. Steger	17,015,481	906,066
Thomas F. Williams, Jr.	17,051,182	870,365

The following directors were elected for terms expiring in 2010, with the following votes:

	For	Withheld
Lee S. Baker	17,294,937	626,610
O. R. Barham, Jr.	17,260,805	660,742
William P. Heath, Jr.	16,953,496	968,051
P. William Moore, Jr.	17,283,903	637,644
Harold K. Neal	16,985,856	935,691
Jon T. Wyatt	17,121,897	799,650

The following directors were elected for terms expiring in 2011, with the following votes:

	For	Withheld
Glenn C. Combs	17,230,788	690,759
Gregory L. Fisher	17,248,066	673,481
Christopher M. Hallberg	17,267,798	653,749
F. Courtney Hoge	17,029,989	891,558
Jan S. Hoover	17,276,104	645,443
Raymond D. Smoot, Jr.	16,996,619	924,928

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 11, 2008

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 11, 2008