Form 10-Q
period 2008-09-30
StellarOne CORP
filed 2008-11-10
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,599,223 shares of Common Stock, par value $1.00 per share, were outstanding as of November 5, 2008.

STELLARONE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$60,513	$41,091
Federal funds sold	20,043	321
Interest-bearing deposits in banks	291	381

Cash and cash equivalents	80,847	41,793
Investment securities (fair value: 2008, $374,082; 2007, $230,240)	374,080	230,226
Mortgage loans held for sale	8,975	5,354
Loans receivable, net of allowance for loan losses, 2008, $32,101; 2007, $15,082	2,254,904	1,212,595
Premises and equipment, net	87,510	37,307
Accrued interest receivable	11,738	7,747
Deferred income tax asset	4,057	3,906
Core deposit intangibles, net	10,704	3,225
Goodwill	74,488	13,896
Bank owned life insurance	28,572	10,725
Foreclosed assets	4,189	3,031
Other assets	45,794	25,013

Total assets	$2,985,858	$1,594,818

LIABILITIES
Deposits:
Noninterest-bearing	$333,826	$204,774
Interest-bearing	2,016,090	937,773

Total deposits	2,349,916	1,142,547
Federal funds purchased and securities sold under agreements to repurchase	708	20,000
Federal Home Loan Bank advances	220,717	169,000
Subordinated debt	32,991	20,619
Commercial paper	—	68,745
Other borrowings	—	892
Accrued interest payable	5,491	3,555
Other liabilities	11,068	6,692

Total liabilities	2,620,891	1,432,050

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 2008: 22,599,223 shares issued and outstanding; 2007: 10,795,943 shares issued and outstanding	22,599	10,796
Additional paid-in capital	225,411	34,488
Retained earnings	118,273	117,009
Accumulated other comprehensive (loss) income, net	(1,316)	475

Total stockholders’ equity	364,967	162,768

Total liabilities and stockholders’ equity	$2,985,858	$1,594,818

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$37,619	$21,891
Federal funds sold and deposits in other banks	291	13
Investment securities:
Taxable	2,829	1,738
Tax exempt	888	922
Dividends	311	150

Total interest income	41,938	24,714

Interest Expense
Deposits	12,839	7,634
Federal funds purchased and securities sold under agreements to repurchase	4	190
Federal Home Loan Bank advances	1,795	1,206
Subordinated debt	481	426
Commercial paper	—	844
Other borrowings	1	12

Total interest expense	15,120	10,312

Net interest income	26,818	14,402
Provision for loan losses	6,000	200

Net interest income after provision for loan losses	20,818	14,202

Noninterest Income
Retail banking fees	4,083	2,008
Commissions and fees from fiduciary activities	984	855
Brokerage fee income	316	185
Mortgage banking-related fees	607	602
Losses on sales / impairments of foreclosed assets	(1,669)	—
Losses on sales of premises and equipment	—	(19)
(Losses) gains on sales / (impairments) of securities	(333)	67
Income from bank owned life insurance	359	135
Other income	737	424

Total noninterest income	5,084	4,257

Noninterest Expense
Compensation and employee benefits	11,251	6,635
Net occupancy	2,040	907
Supplies and equipment	2,202	1,017
Amortization-intangible assets	438	161
Marketing	565	480
State franchise taxes	556	298
FDIC insurance	661	36
Data processing	726	451
Professional fees	622	195
Telecommunications	513	273
Other expenses	3,585	1,935

Total noninterest expense	23,159	12,388

Income before income taxes	2,743	6,071
Income tax expense	714	1,748

Net income	$2,029	$4,323

Earnings per share, basic	$0.09	$0.40

Earnings per share, diluted	$0.09	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$104,088	$66,154
Federal funds sold and deposits in other banks	853	84
Investment securities:
Taxable	8,039	5,287
Tax exempt	2,720	2,792
Dividends	918	410

Total interest income	116,618	74,727

Interest Expense
Deposits	35,501	24,008
Federal funds purchased and securities sold under agreements to repurchase	64	415
Federal Home Loan Bank advances	5,334	2,951
Subordinated debt	1,411	1,264
Commercial paper	635	2,388
Other borrowings	7	28

Total interest expense	42,952	31,054

Net interest income	73,666	43,673
Provision for loan losses	9,787	365

Net interest income after provision for loan losses	63,879	43,308

Noninterest Income
Retail banking fees	10,546	5,671
Commissions and fees from fiduciary activities	2,952	2,541
Brokerage fee income	954	735
Mortgage banking-related fees	2,836	1,846
Losses on sales / impairments of foreclosed assets	(2,428)	—
Losses on sales of premises and equipment	(64)	(23)
(Losses) gains on sales / (impairments) of securities	(95)	36
Income from bank owned life insurance	856	366
Other income	2,338	1,248

Total noninterest income	17,895	12,420

Noninterest Expense
Compensation and employee benefits	34,182	20,492
Net occupancy	5,035	2,666
Supplies and equipment	5,913	3,303
Amortization-intangible assets	1,130	485
Marketing	1,813	1,122
State franchise taxes	1,535	840
FDIC insurance	776	115
Data processing	2,801	1,349
Professional fees	1,836	722
Telecommunications	1,260	747
Other expenses	10,525	5,688

Total noninterest expense	66,806	37,529

Income before income taxes	14,968	18,199
Income tax expense	4,712	5,317

Net income	$10,256	$12,882

Earnings per share, basic	$0.51	$1.19

Earnings per share, diluted	$0.51	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2007	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	12,882	—	$12,882	12,882
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of tax of $225)	—	—	—	—	$417	—
Reclassification adjustment (net of tax of $13)	—	—	—	—	$23

Other comprehensive income				440	440	440

Total comprehensive income	—	—	—	—	$13,299	—

Cash dividends ($.48 per share)	—	—	(5,190)	—		(5,190)
Stock-based compensation expense (7,594 shares net of tax benefits)	8	321	—	—		329
Exercise of stock options (3,200 shares)	3	36	—	—		39

Balance, September 30, 2007	$10,795	$34,327	$114,616	$(586)		$159,152

Balance, January 1, 2008	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	—	—	10,256	—	$10,256	10,256
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period (net of tax of $1,003)	—	—	—	—	(1,863)	—
Reclassification adjustment (net of tax of $33)	—	—	—	—	(62)	—
Change in funded status of pension plans	—	—	—	—	134

Other comprehensive loss	—	—	—	(1,791)	(1,791)	(1,791)

Total comprehensive income	—	—	—	—	$8,393	—

Cash dividends ($.48 per share)	—	—	(8,992)	—		(8,992)
Common stock issued in merger (11,746,272 shares)	11,746	189,382	—	—		201,128
Stock-based compensation expense associated with merger (23,519 shares)	24	1,088	—	—		1,112
Stock-based compensation expense (7,018 shares net of tax benefits)	7	199	—	—		206
Exercise of stock options (26,471 shares)	26	254	—	—		280

Balance, September 30, 2008	$22,599	$225,411	$118,273	$(1,316)		$364,967

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$10,256	$12,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,552	2,235
Amortization of intangible assets	1,130	485
Provision for loan losses	9,787	365
Deferred tax expense	791	177
Employee benefit plan expense	157	156
Stock-based compensation expense	1,318	329
Losses on sales / impairment of foreclosed assets	2,428	—
Losses on sale of premises and equipment	64	23
Losses (gains) on sales / impairment of securities available for sale	95	(36)
Mortgage banking-related fees	(2,836)	(1,846)
Proceeds from sale of mortgage loans	118,101	94,732
Origination of mortgage loans for sale	(104,975)	(91,895)
Amortization of premiums and accretion of discounts, net	(6,402)	(4)
Income on bank owned life insurance	(856)	(366)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,619	(1)
Decrease (increase) in other assets	2,287	(3,016)
Decrease in accrued interest payable	(1,590)	(737)
Decrease in other liabilities	(22,402)	(770)

Net cash provided by operating activities	$13,524	$12,713

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$127,317	$63,634
Proceeds from sales and calls of securities available for sale	19,115	2,971
Purchase of securities available for sale	(93,146)	(44,289)
Net decrease in loans	19,006	6,071
Proceeds from sale of premises and equipment	1,273	40
Purchase of premises and equipment	(7,355)	(4,750)
Proceeds from sale of foreclosed assets	2,857	37
Cash acquired in merger	45,146	—

Net cash provided by investing activities	$114,213	$23,714

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$63,837	$(99,332)
Net decrease in certificates of deposit	(67,678)	(45,536)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(21,055)	35,500
Proceeds from Federal Home Loan Bank advances	119,600	127,000
Principal payments on Federal Home Loan Bank advances	(105,038)	(85,000)
Net (decrease) increase in commercial paper	(68,745)	17,450
Net (decrease) increase in other borrowings	(892)	3,652
Proceeds from exercise of stock options	280	39
Cash dividends paid	(8,992)	(5,190)

Net cash used by financing activities	$(88,683)	$(51,417)

Increase (decrease) in cash and cash equivalents	$39,054	$(14,990)

Cash and Cash Equivalents
Beginning	41,793	57,635

Ending	$80,847	$42,645

Supplemental Schedule of Noncash Activities
Reclassification of fixed assets no longer in service to other assets	$—	$1,119

Foreclosed assets acquired in settlement of loans	$5,102	$—

Unrealized losses on securities available for sale	$(2,866)	$(1,456)

Common stock issued in merger	$201,128	$—

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company” or “STEL”) is a Virginia bank holding company headquartered in Charlottesville, Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia. Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation. The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008. The previous affiliates included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine month period ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Merger of Equals

On February 28, 2008, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), by and between Virginia Financial Group, Inc. and FNB Corporation, each share of common stock of FNB Corporation outstanding was converted into 1.5850 shares of the Company’s common stock. Virginia Financial Group, Inc., as the surviving corporation, changed its name to StellarOne Corporation. The Company issued 11,746,272 shares or approximately $201 million of its common stock to FNB Corporation shareholders, based on 7,412,576 shares of FNB Corporation common stock outstanding as of February 27, 2007 and the closing price of the Company’s common stock on the same date.

The merger transaction was accounted for under the purchase method of accounting and qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $60.6 million of goodwill and $8.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of 7.75 years, based on undiscounted cash flows. An unaudited summary of the preliminary estimated fair values of assets and liabilities of FNB Corporation as of February 27, 2008 is in the table below. The Company acquired the assets and assumed the liabilities as of that same date.

Cash and cash equivalents	$45,146
Loans receivable, net of allowance for loan losses	1,070,023
Investment securities	202,538
Premises and equipment	48,109
Core deposit intangible	8,608
Goodwill	60,593
Other assets	62,778
Deposits	(1,213,949)
Borrowings	(52,598)
Other liabilities	(30,120)

Net assets acquired	$201,128

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated financial statements include the results of operations of FNB Corporation only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the nine months ended September 30, 2008 and 2007, as if FNB Corporation had been acquired on January 1, 2008 and 2007 respectively. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

A summary of pro forma combined financial statements is as follows (In thousands):

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Net interest income	$87,383	$90,972
Provision for credit losses	9,678	2,666
Non-interest income	20,111	22,969
Non-interest expense	71,354	71,057
Income before income taxes	26,462	40,218
Income taxes	9,145	12,699
Net income	$17,317	$27,519

3.	Loans Receivable

The Company’s loan portfolio is composed of the following (In thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Real estate loans:
Construction and land development	$386,423	$211,918
Secured by 1-4 family residential	746,740	304,563
Commercial and multifamily	845,026	552,605
Commercial, financial and agricultural loans	227,503	125,410
Consumer loans	64,551	26,169
All other loans	15,706	5,924

Total loans	2,285,949	1,226,589
Deferred loan costs	1,056	1,088
Allowance for loan losses	(32,101)	(15,082)

Net loans	$2,254,904	$1,212,595

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	September 30, 2008	December 31, 2007	September 30, 2007
	(unaudited)		(unaudited)
Balance, beginning	$15,082	$14,500	$14,500
Provisions for loan losses	9,787	2,040	365
Loans charged off	(5,212)	(1,762)	(433)
Recoveries	905	304	185

Net charge-offs	(4,307)	(1,458)	(248)
Allowance acquired via acquisition	11,539	—	—

Balance, ending	$32,101	$15,082	$14,617

Information about impaired loans as of the periods indicated is as follows (In thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Impaired loans for which an allowance has been provided	$34,222	$7,744
Impaired loans for which an allowance has not been provided	22,055	3,087

Total impaired loans	$56,277	$10,831

Allowance provided for impaired loans, included in the allowance for loan losses	$9,270	$1,003

5.	Commercial Paper and Other Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.

The Company has an unused line of credit agreement with a correspondent bank for general working capital needs. The $10 million line is unsecured, calls for variable interest payments and is payable on demand. There were no balances outstanding at September 30, 2008 and December 31, 2007, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had a commercial paper program whereby customers of the affiliate bank could invest in unrated commercial paper of STEL. Terms included a daily maturity and floating rate of interest. This program was discontinued during the second quarter and replaced with a depository product. There was no balance outstanding at September 30, 2008 and $68.7 million at December 31, 2007.

The average balance of short-term borrowings outstanding did not exceed 30 percent of stockholders’ equity for the quarter or the nine month period ended September 30, 2008. The following table shows certain information regarding the Company’s commercial paper for the quarter and nine month period ended September 30, 2007 (In thousands):

Three Months Ended September 30, 2007
(unaudited)
End of period balance	$76,082
Weighted average rate at end of period	4.16%
Average balance	76,399
Weighted average rate	4.32%
Maximum balance of any month-end during the period	76,717

Nine Months Ended September 30, 2007
(unaudited)
End of period balance	$76,082
Weighted average rate at end of period	4.16%
Average balance	69,983
Weighted average rate	4.50%
Maximum balance of any month-end during the period	76,717

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2008 and 2007. Potential dilutive stock had no effect on income available to common stockholders for the three month period.

	2008		2007
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	22,599,189	$.09	10,794,322	$.40

Effect of dilutive securities:
Restricted stock	20,516	—	4,834	—
Incentive stock options	6,278	—	—	—
Stock options	43,401	—	17,643	—

Diluted earnings per share	22,669,384	$.09	10,816,799	$.40

In 2008 and 2007, stock options representing 368,652 and 204,466 shares, respectively, were not included in the three month calculation of earnings per share as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2008 and 2007. Potential dilutive stock had no effect on income available to common stockholders for the nine month period.

	2008		2007
	(unaudited)		(unaudited)
	Weighted Average Shares	Per Share Amount	Weighted Average Shares	Per Share Amount
Basic earnings per share	20,095,261	$.51	10,792,268	$1.19

Effect of dilutive securities:
Restricted stock	16,213	—	3,572	—
Incentive stock options	7,816	—	—	—
Stock options	45,600	—	21,891	—

Diluted earnings per share	20,164,890	$.51	10,817,731	$1.19

In 2008 and 2007, stock options representing 348,316 and 181,389 shares, respectively, were not included in the nine month calculation of earnings per share as their effect would have been anti-dilutive.

7.	Stock-Based Compensation

FASB Statement No. 123 (R), “Share-Based Payment” requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

SFAS 123 (R) also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company had no such awards granted during the three or nine month periods.

Included within compensation and employee benefits expense for the nine month period ended September 30, 2008 and 2007 is $1.6 million and $349 thousand of stock-based compensation, respectively. An acceleration adjustment of $1.3 million related to the merger is included in expense for the nine month period ended September 30, 2008.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value was estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise of approximately 4.50 to 5.5 years, volatility ranging from 24.3 to 25.8%, risk-free interest rate of 2.14% to 2.68% and an expected dividend yield of 3.7% to 4.3%.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option plan at September 30, 2008 and 2007 and changes during the periods ended on those dates are as follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	239,671	$23.37	193,616	$21.17
Acquired via merger	311,606	14.02	—	—
Granted	123,061	18.27	56,968	30.07
Forfeited	(4,093)	21.16	(2,630)	25.32
Expired	(19,329)	14.60	(2,733)	18.45
Exercised	(27,311)	10.60	(3,200)	9.73

Outstanding, September 30,	623,605	$18.53	242,021	$23.28

Exercisable, September 30,	501,944		115,752

The aggregate intrinsic value of the options outstanding as of September 30, 2008 was $2.6 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2008 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of September 30, 2008 was $2.3 million. The weighted average remaining contractual life is 4.7 years for exercisable options at September 30, 2008.

The following table summarizes nonvested restricted shares outstanding as of September 30, 2008 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2008	30,537	$24.37	$453

Acquired via merger	16,356	17.30
Granted	34,006	16.28
Vested & Exercised	(46,893)	24.02	$(565)

Forfeited	—	—

Nonvested at September 30, 2008	34,006	$16.28	$703

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2008 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Restricted Stock	Total
For the remaining three months of 2008	$15	$100	$115
For year ended December 31, 2009	59	203	262
For year ended December 31, 2010	59	85	144
For year ended December 31, 2011	59	40	99
For year ended December 31, 2012	59	10	69
For year ended December 31, 2013	12	2	14

Total	$263	$440	$703

8.	Employee Benefit Plan

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 (ERISA). The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2003, and has approximately ninety-five participants remaining in the plan.

The components of net periodic benefit cost are as follows (In thousands):

	Nine Months Ended September 30,
	2008	2007
Service cost	$140	$130
Interest cost	195	199
Expected return on plan assets	(254)	(219)
Amortization of prior service cost	24	24
Amortization of net obligation at transition	16	30

Net periodic benefit cost	$121	$164

The Company made one cash contribution totaling $27 thousand during the first nine months of 2008. The Company is utilizing a credit balance in its funding standard account for minimum contributions for the remainder of 2008. Please see Note 10 for discussion of a subsequent event related to the benefit plan.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This guidance was considered in determining the fair value of financial assets for STEL as of September 30, 2008.

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Deferred compensation plans: Liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis as Level 1 based on the fair value of the underlying securities. Fair value measurement is based upon quoted prices.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$373,046	$2,876	$370,170	$—

Total assets at fair value	$373,046	$2,876	$370,170	$—

Other liabilities (1)	$2,755	$2,755	$—	$—

Total liabilities at fair value	$2,755	$2,755	$—	$—

(1)	Includes liabilities associated with deferred compensation plans

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2008 are included in the table below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Loans - impaired loans	$56,277	$—	$16,383	$39,894
Loans - loans held for investment	1,518	—	—	1,518
Loans held for sale - mortgage	8,975	—	8,975	—
Loans held for sale - other assets	2,524	—	—	2,524
Foreclosed assets	4,189	—	1,740	2,449

Total assets at fair value	$73,483	$—	$27,098	$46,385

Total liabilities at fair value	$—	$—	$—	$—

10.	Subsequent Event

On October 28, 2008 the Company’s Board of Directors approved certain changes to existing retirement plans by freezing the benefits associated with the defined benefit pension plan, terminating employee stock ownership plan and enhancing the

401(k) defined contribution savings plan effective January 1, 2009. The Company will freeze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees will cease. All retirement benefits earned in the pension plan as of December 31, 2008 will be preserved and all participants will be fully vested in their benefit.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company will freeze the ESOP as of December 31, 2008, at which time the accrual of future benefits for eligible employees will cease. All eligible participants are fully vested in the plan, and benefit amounts to be received will be determined at the time of settlement to occur in 2009. Both pension and ESOP participants will begin to receive a 4% profit sharing contribution in addition to a 4% potential matching contribution to their 401(k) plan effective January 1, 2009.

The Company is still in process of reviewing the impact on its consolidated financial statements, and will record income of approximately $65 thousand in the fourth quarter of 2008 associated with the recognition of prior service cost, curtailment gains and unrecognized actuarial losses associated with the pension plan. The Company expects the plan changes for both the ESOP and pension plans will result in retirement-related and administrative expenses savings of $300 thousand for 2009 for both the ESOP and pension plans.

11.	Recent Accounting Pronouncements

During 2007, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements “EITF 06-4”, which concludes an employer should recognize a liability for postemployment benefits promised an employee based on the substantive arrangement between the employer and the employee. Effective January 1, 2008, the Company adopted EITF 06-4. Adoption of EITF 06-4 did not have a significant effect on the Company’s consolidated financial statements.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, STEL is one of the largest independent commercial bank holding companies headquartered in the Commonwealth of Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia. Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation. The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008. The previous affiliates included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia. The organization has a network of sixty-three full-service financial centers, one loan production office, and over eighty ATMs stretching from the New River Valley, Roanoke Valley, Shenandoah Valley and Central and North Central Virginia.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $1.1 million and $485 thousand for the nine months ended September 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally five years. The Company has adopted SFAS 123 (R), which requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

FASB Statement No. 123 (R), “Share-Based Payment” SFAS 123 (R) also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets. The same ratio is also calculated using operating earnings which excludes the after-tax effects of merger-related, integration, other-than-temporary impairments and nonrecurring litigation costs. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. STEL, in referring to its net income, is referring to income under GAAP.

Results of Operations

STEL’s earnings for the third quarter of 2008 were $2.0 million, or $.09 per diluted share, compared to $4.3 million or $.40 per diluted share, earned during the third quarter of 2007. These results reflect decreases of 53.5% and 77.5%, respectively, compared to the same quarter last year. Operating earnings which excludes the after-tax effects of merger-related, integration, other-than-temporary impairments and nonrecurring litigation costs for the third quarter of 2008 totaled $2.5 million, or $.11 per diluted share

For the first nine months of 2008, net income was $10.3 million compared to $12.9 million earned in the first nine months of 2007, a decrease of 20.2%. Diluted earnings per share for the first nine months of 2008 amounted to $.51 per share compared to $1.19 per share during the same period in 2007. Operating earnings for the first nine months of 2008, excluding the after-tax effects of merger-related, integration, other-than-temporary impairments and nonrecurring litigation costs, amounted to $12.5 million or $.62 per diluted share, compared to $12.9 million or $1.19 per diluted share for the same period in 2007.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income, on a tax-equivalent basis and excluding the effects of purchase accounting amortization, amounted to $25.2 million for the third quarter of 2008, essentially flat with the $25.3 million for the second quarter of 2008 and up when compared to $14.9 million for the same quarter in 2007. The core net interest margin, adjusted to exclude the effect of purchasing accounting amortization of $2.3 million, was 3.72% for the third quarter, up compared to 3.69% for the second quarter of 2008 and down 35 basis points compared to 4.07% for the same quarter in 2007. Including the effects of purchase accounting adjustments, the net interest margin was 4.06% for the quarter, compared to 4.37% for the second quarter of 2008 and 4.07% for the third quarter of 2007. For the nine months ended September 30, 2008, net interest income on a tax-equivalent basis was $75.4 million, an increase of $30.1 million or 66.5% from $45.3 million for the same period in 2007. The net interest margin for the nine month period ended September 30, 2008 was 4.11%, or unchanged when compared to the same period in 2007. The amortization of the purchase adjustments of $6.2 million affected the margin for the nine month period to a lesser degree than the quarter, but still helped to offset compression related to the decline in the targeted Federal funds rate and increases in nonperforming assets when compared to September 30, 2007.

Core margin is expected to experience modest compression during the fourth quarter as the rate of improvement in the cost of funds slows, loan yields are negatively impacted by the short-term rate reductions, loan and deposit growth slow due to market conditions, and the positive effects of amortizing the purchase adjustments lessen.

Asset yields decreased sequentially, with an average yield on assets of 6.45% for the third quarter of 2008, compared to 6.51% for the second quarter of 2008 and decreased forty-eight basis points when compared to 6.93% for the third quarter of 2007. Average cost of interest bearing liabilities increased to 2.75% for the third quarter of 2008, as compared to 2.53% for the second quarter of 2008 and 3.46% for the third quarter of 2007. This reduced funding costs during the second and third quarters were predominantly the result of reductions in interest expense of $2.7 million and $758 thousand recognized during the first nine months of 2008, which related to the amortization of premiums on CD’s and FHLB advances, respectively, that were adjusted to market value as part of the merger. Additionally, funding costs were also reduced due to recent actions taken by the Fed during 2008 and an increased level of CD maturities repricing during the period.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in thousands	Three months ended September 30, (unaudited)
	2008			2007
	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$2,279,282	$37,744	6.59%	$1,199,114	$21,930	7.26%
Investment securities
Taxable	256,426	3,155	4.81%	165,128	1,888	4.47%
Tax exempt	86,908	1,366	6.15%	93,275	1,419	5.95%

Total investments	343,334	4,521	5.15%	258,403	3,307	5.01%

Interest bearing deposits	735	3	1.60%	545	4	2.87%
Federal funds sold	60,406	272	1.76%	667	9	5.28%

	404,475	4,796	4.64%	259,615	3,320	5.01%

Total earning assets	2,683,757	$42,540	6.30%	1,458,729	$25,250	6.87%

Total nonearning assets	309,093			107,662

Total assets	$2,992,850			$1,566,391

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$507,990	$439	0.34%	$172,637	$46	0.11%
Money market	232,802	1,096	1.87%	138,217	789	2.26%
Savings	202,329	1,935	3.79%	89,573	423	1.87%
Time deposits:
Less than $100,000	754,557	6,014	3.16%	390,529	4,105	4.17%
$100,000 and more	351,678	3,355	3.78%	194,095	2,271	4.64%

Total interest-bearing deposits	2,049,356	12,839	2.49%	985,051	7,634	3.07%

Federal funds purchased and securities sold under agreements to repurchase	950	4	1.65%	13,899	190	5.35%
Federal Home Loan Bank advances	194,799	1,795	3.61%	91,440	1,206	5.16%
Subordinated debt	32,991	481	5.71%	20,619	426	8.08%
Commercial paper	—	—	N/A	76,399	844	4.32%
Other borrowings	6	1	65.22%	1,157	12	4.06%

	228,746	2,281	3.90%	203,514	2,678	5.15%

Total interest-bearing liabilities	2,278,102	15,120	2.63%	1,188,565	10,312	3.43%

Total noninterest-bearing liabilities	349,662			221,368

Total liabilities	2,627,764			1,409,933
Stockholders’ equity	365,086			156,458

Total liabilities and stockholders’ equity	$2,992,850			$1,566,391

Net interest income (tax equivalent)		$27,420			$14,938

Average interest rate spread			3.67%			3.44%
Interest expense as percentage of average earning assets			2.24%			2.80%
Net interest margin			4.06%			4.07%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in thousands	Nine months ended September 30, (unaudited)
	2008			2007
	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$2,066,251	$104,371	6.75%	$1,209,413	$66,272	7.33%
Investment securities
Taxable	243,015	8,999	4.87%	168,024	5,697	4.47%
Tax exempt	88,942	4,185	6.18%	93,996	4,295	6.03%

Total investments	331,957	13,184	5.22%	262,020	9,992	5.03%

Interest bearing deposits	1,651	16	1.27%	516	14	3.58%
Federal funds sold	50,113	795	2.07%	1,710	70	5.40%

	383,721	13,995	4.79%	264,246	10,076	5.03%

Total earning assets	2,449,972	118,366	6.45%	1,473,659	76,348	6.93%

Total nonearning assets	269,254			111,812

Total assets	$2,719,226			$1,585,471

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$436,958	$1,338	0.41%	$165,530	$179	0.14%
Money market	185,302	2,578	1.85%	155,812	2,943	2.53%
Savings	180,276	4,731	3.50%	93,835	1,050	1.50%
Time deposits:
Less than $100,000	679,507	16,974	3.33%	401,010	12,738	4.25%
$100,000 and more	324,088	9,880	4.06%	203,978	7,098	4.65%

Total interest-bearing deposits	1,806,131	35,501	2.62%	1,020,165	24,008	3.15%

Federal funds purchased and securities sold under agreements to repurchase	4,757	64	1.77%	10,067	415	5.44%
Federal Home Loan Bank advances	205,461	5,334	3.41%	75,869	2,951	5.13%
Subordinated debt	30,146	1,411	6.15%	20,619	1,264	8.08%
Commercial paper	32,554	635	2.56%	69,983	2,388	4.50%
Other borrowings	459	7	2.00%	741	28	4.98%

	273,377	7,451	3.58%	177,279	7,046	5.24%

Total interest-bearing liabilities	2,079,508	42,952	2.75%	1,197,444	31,054	3.46%

Total noninterest-bearing liabilities	321,148			234,070

Total liabilities	2,400,656			1,431,514
Stockholders’ equity	318,570			153,957

Total liabilities and stockholders’ equity	$2,719,226			$1,585,471

Net interest income (tax equivalent)		$75,414			$45,294

Average interest rate spread			3.70%			3.47%
Interest expense as percentage of average earning assets			2.34%			2.82%
Net interest margin			4.11%			4.11%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sale of assets (foreclosed assets, fixed assets and securities) total non-interest income amounted to $7.1 million, a decrease of $615 thousand or 8.0% from $7.7 million for second quarter of 2008 and up $3.0 million compared to $4.2 million for the same quarter in the prior year. Retail banking fee income amounted to $4.1 million, an increase of $190 thousand or 4.9% compared to $3.9 million for the second quarter of 2008 and up $2.1 million compared to $2.0 million for the same quarter in 2007. Mortgage banking revenue amounted to $607 thousand, a decrease of $750 thousand or greater than 100%, as compared to $1.4 million for the second quarter of 2008 and up $6 thousand when compared to $601 thousand for the same quarter in 2007. Revenues from trust and brokerage for the third quarter of 2008 were $1.3 million, down $89 thousand or 6.4% compared to $1.4 million in the second quarter of 2008 on lower market valuations for assets under management. Revenues from trust and brokerage were up slightly from $1.0 million when compared to the same quarter in 2007. Fluctuations for the nine month periods mirror the analysis of the quarterly amounts above.

Additionally, StellarOne recorded a loss of $1.7 million included in losses on sale of foreclosed assets during the third quarter of 2008 in connection with the auction of certain assets that had been reclassified as held for sale in conjunction with the merger of Virginia Financial Group, Inc. and FNB Corporation. Proceeds from this auction amounted to $3.8 million, and approximately $1 million in property was taken back at auction and included in foreclosed assets and non-performing assets at quarter end. StellarOne recorded an other than temporary impairment charge of $274 thousand recorded in the third quarter associated with a small ownership in stock of Fannie Mae. This charge is included in losses on sale of securities.

Noninterest Expense

Non-interest expense for the third quarter of 2008 amounted to $23.2 million, a decrease of $1.5 million compared to $24.6 million for the second quarter of 2008 and an increase of $10.8 million compared to $12.4 million for the same quarter in the prior year. Normalizing the non-interest expense for non-recurring merger integration, other-than-temporary impairment and litigation costs of $670 thousand, and adjusting for the acceleration of deposit insurance premiums during the third quarter of $593 thousand associated with the exhausting of Federal Deposit Insurance Corporation (FDIC) insurance assessment credits, non-interest expenses decreased $2.7 million or 11% as compared to the second quarter of 2008. StellarOne’s efficiency ratio was 66.63% for the third quarter of 2008, compared to 65.26% for the second quarter of 2008 and 64.71% for the same quarter in the prior year. Excluding the effects of nonrecurring items per above, the efficiency ratio was 65.15% for the third quarter compared to 67.29% for second quarter of 2008 and 66.06% for the same quarter in the prior year. For the nine month period ended September 30, 2008, the efficiency ratio was 69.60%, compared to 65.04% for the same period in 2007. Excluding the impact of expense items noted above, the efficiency ratio was 67.48% compared to 65.04% for the same nine month period in 2007. Noninterest expense for the nine month period was affected in the same manner as the quarter by the related increases in incremental costs and nonrecurring expenses. A settlement that is mutually satisfactory to both parties has been reached regarding the lawsuit generating the nonrecurring legal expenses and no further legal expenses regarding this matter are anticipated during the fourth quarter.

Income Taxes

Income tax expense for the third quarter of 2008 was $714 thousand resulting in an effective tax rate of 26.0% compared to $1.7 million, or 28.6%, for the third quarter of 2007. For the nine month period ended September 30, 2008, income tax expense amounted to $4.7 million, resulting in an effective tax rate of 31.5% compared to $5.3 million, or 29.1% for the same period in 2007. The decrease in the effective tax rate for the third quarter is a result of the permanent differences representing a much larger percentage of pretax income compared to prior periods due to the decreased income recognized during the quarter. The increase in the effective tax rate for the nine month period is a result of adjustments made to the treatment of non-deductible nature of merger and purchase accounting adjustments and earnings from tax-exempt securities decreasing as a percentage of total income which was somewhat offset by tax free income generated by the purchase of bank owned life insurance increasing as a percentage of total income.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets increased to 1.62% as of September 30, 2008, compared to .47% at September 30, 2007 and .86% at June 30, 2008. This increase is a result of declining market conditions in general and the downgrade of one acquisition and development relationship of approximately $12 million to nonaccrual status during the third quarter of 2008. Annualized net charge-offs as a percentage of average loans receivable amounted to .44% for the third quarter of 2008, compared to .03% during the same period in the prior year and .22% for the second quarter of 2008. A provision for loan losses of $6.0 million was recorded for the third quarter of 2008, an increase of $3.2 million compared to the second quarter of 2008. The third quarter 2008 provision compares to net charge-offs of $2.5 million for the quarter, allowing for building of the allowance as a percentage of total loans to 1.40% as compared to 1.25% at June 30, 2008. The increased levels of provisioning reflect actions taken to address the continuing challenges in the residential housing market and deterioration of credit quality in a limited number of acquisition and development construction credits, with the largest concentration of credit issues emanating from a total exposure of approximately $50 million in the Smith Mountain Lake, Virginia resort area.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	September 30, 2008	December 31, 2007	September 30, 2007
Non-accrual loans	$42,245	$3,937	$7,487
Troubled debt restructurings	372	—	—
Foreclosed assets	4,189	3,031	—
Loans past due 90 days accruing interest	1,554	—	—

Total non-performing assets	$48,360	$6,968	$7,487

Nonperforming assets to total assets	1.62%	0.44%	0.47%

Nonperforming assets to loans and foreclosed property	2.22%	0.57%	0.62%

Allowance for loan losses as a percentage of loans receivable	1.40%	1.23%	1.21%

Allowance for loan losses as a percentage of nonperforming assets	63.09%	216.45%	195.23%

Annualized net charge-offs as a percentage of average loans receivable	0.44%	0.12%	0.03%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. During the nine months ended September 30, 2008, the Company retained $1.3 million, or 12.3% of its net income. Stockholders’ equity increased by $202.2 million, reflecting $201.1 million in equity acquired in the merger, the earnings retention, stock based compensation and option exercises totaling $1.6 million and a decrease of $1.8 million in accumulated comprehensive income net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of September 30, 2008, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of September 30, 2008 (In thousands):

	Corporation	Bank
Tier 1 capital	$317,045	$287,174
Tier 2 capital	32,101	32,101
Total risk-based capital	349,146	319,275
Total risk-weighted assets	2,604,463	2,584,297
Average adjusted total assets	2,907,998	2,888,070
Capital ratios:
Tier 1 risk-based capital ratio	12.17%	11.11%
Total risk-based capital ratio	13.41%	12.35%
Leverage ratio (Tier 1 capital to average adjusted total assets)	10.90%	9.94%
Equity to assets ratio	12.22%	12.47%
Tangible equity to assets ratio	9.65%	9.89%

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Access to Filings

The Company provides access to its SEC filings through the corporate Website at http://www.StellarOne.com. After accessing the Website, the filings are available upon selecting Investor Relations, then the SEC Filings & Other Documents icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. We continue to evaluate additional processes and other components of internal control over financial reporting resulting from our recent business combination, including FNB Corporation’s historical internal control over financial reporting and the integration of those internal controls into our own internal controls. This ongoing evaluation and integration may lead to our making additional changes in our internal control over financial reporting in future fiscal periods. Except as required in connection with these activities, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
November 10, 2008

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 10, 2008