Form 10-K
period 2008-12-31
StellarOne CORP
filed 2009-03-16
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller Reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $323,590,297.

There were 22,682,203 shares of common stock outstanding as of March 3, 2009.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 28, 2009 are incorporated by reference in Part III hereof.

PART I

Item 1.	BUSINESS

GENERAL

StellarOne Corporation’s the “Company’s” subsidiary bank is community-oriented and offers services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. In addition, the Company’s subsidiary bank offers internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of the Company’s subsidiary bank. The bank through its trust division provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Utilizing a “super-community” banking strategy, the subsidiary is run autonomously as a community bank, with the holding company providing common services such as corporate finance, information technology, marketing, human resources, compliance, audit and loan review.

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), between Virginia Financial Group, Inc. and FNB Corporation (“FNB”), Virginia Financial Group, Inc. and FNB completed the merger (the “Merger”) in which FNB and its subsidiary bank merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, “VFG” or the “Company” and after the merger “StellarOne” / or the “Company”. This transaction created one of the largest independent commercial bank holding companies headquartered in Virginia.

The Company collapsed all of its previous subsidiaries into StellarOne Bank on May 27, 2008. The previous subsidiaries included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries.

EMPLOYEES

At December 31, 2008, the Company had 846 full time equivalent employees. No employees are represented by any collective bargaining unit. The management of the Company considers relations with its employees to be good.

COMPETITION

The Company and its subsidiaries incur strong competition in each of its primary markets from large regional and national financial institutions, savings and loans, credit unions and other community banking organizations. In addition, consumer finance companies, asset managers and mortgage companies all provide competition. Out-of-state bank holding companies are providing increased competition through merger with and acquisition of Virginia banks.

The Company’s deposit market share at June 30, 2008 represented approximately 1.25% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

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

The Act created a new form of financial organization called a financial holding company that may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act. The Company is not a financial holding company.

No material part of the business of the subsidiary bank is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the bank. Management is not aware of any indications that the business of the bank or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

Bank Holding Company

The Company is registered as a bank holding company under the Federal Bank Holding Corporation Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and Virginia State Corporation Commission (“SCC”). As a bank holding company, the Company is required to furnish to the Federal Reserve Board an annual report of its operations at the end of each fiscal year and to furnish such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Corporation Act. The Federal Reserve Board and SCC conduct examinations of the Company and its subsidiary on an alternate year basis.

A bank holding company must satisfy special criteria to qualify for the expanded powers authorized by the Act, including the maintenance of a well-capitalized and well-managed status for all subsidiary banks and a satisfactory community reinvestment rating.

On December 19, 2008, as part of the Capital Purchase Program (CPP) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 30,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase up to 302,623 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $14.87 per share, for an aggregate purchase price of $4.5 million.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock (and pari passu with the Company’s other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series A Preferred Stock generally is non-voting. The American Reinvestment and Recovery Act of 2009 (“ARRA”) amends certain provisions of EESA and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the Treasury to permit financial institutions from whom the Treasury purchased preferred stock to redeem such preferred stock at par upon approval by its primary regulator.

Under the CPP, the Company and the Named Executive Officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of ARRA amends Section 111 of EESA to provide that participants in the CPP are subject to the standards established by the Secretary, and directs the Secretary to require each CPP recipient to meet appropriate standards for executive compensation and corporate governance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2008, the Company and its subsidiary bank met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of Richmond categorized the Company’s subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991 “FDICIA”. To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since notification that management believes have changed the Company’s category.

Dividends

The Company is a separate operating entity from its subsidiary, and thus has liquidity needs that are funded primarily by the income of its subsidiary. The parent company’s cash outflows consist of dividends to shareholders and unallocated corporate expenses. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined. During 2008, the banking subsidiary paid $26.0 million in management fees to the Company, and $18.0 million in dividends were paid to the Company. As of January 1, 2009, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiary to the Company without prior regulatory approval totaled $8.6 million or 2.2% of the consolidated net assets.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which was signed into law in July, 2002, impacts all companies with securities registered under the Securities Exchange Act of 1933, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for the Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the Securities and Exchange Commission (“SEC”); (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. Certifications of the Chief Executive Officer and Chief Financial Officer can be found in the “Exhibits” section of this document. “Management’s Report on Internal Control over Financial Reporting” can be found in Item 9A of this report.

BANK REGULATION

The Company’s subsidiary bank is subject to supervision and regulation by the Federal Reserve Board and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, including business practices related to payment and charging of interest, documentation and disclosures, and affect the ability to open and close offices or purchase other subsidiaries.

USA Patriot Act. The Company’s subsidiary bank is subject to the requirements of the USA Patriot Act, which provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. The Company is in compliance with the requirements of the Act.

Deposit Insurance,. The Company’s subsidiary bank has deposits which are insured by the Federal Deposit Insurance Corporation “FDIC”, and the bank is subject to insurance premium assessments by the FDIC. The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized and the institution’s “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each Deposit Insurance Fund member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.12% and 0.16% per annum. The Company’s subsidiary bank’s Subgroup for 2008 was A. The Company’s subsidiary bank received a one-time assessment credit to offset a portion of deposit insurance premiums for 2008. Additionally, a one-time emergency fee of 0.10% per $100 of insured deposits has been proposed to be collected by the FDIC in the third quarter of 2009.

On October 14, 2008, the FDIC announced the Transaction Limit Guarantee Program “TLGP” that guarantees certain transactional accounts of financial institutions. The Company has opted to participate in FDIC’s transaction account guarantee program. The FDIC assesses insurance premiums from participating depository institutions to fund the FDIC’s obligations under the transaction account guarantee program. With respect to the transaction account guarantee program, the FDIC insures the funds in all non-interest bearing transactional accounts greater than $250,000 until December 31, 2009. The FDIC assesses a quarterly annualized fee equal to 10 basis points of the sum of the amount by which the non-interest bearing transactional accounts of the Company’s banking subsidiary have funds greater than $250,000 in each account.

Community Reinvestment Act. The Company’s subsidiary bank is subject to the requirements of the Community Reinvestment Act of 1977 “CRA”. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If our bank subsidiary receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on our operating activities would be imposed. Our bank currently meets the CRA requirements.

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

Consumer Laws and Regulations. The Company’s subsidiary bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures, Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Company’s subsidiary bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

ACCESS TO FILINGS

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov. Also, annual reports on Form 10-K and quarterly reports on Form 10-Q are posted on the Company’s website at http://www.stellarone.com as soon as reasonably practical after filing electronically with the SEC.

Item 1A.	RISK FACTORS

In the normal course of business, the Company is exposed to various risks. Management balances the Company’s strategic goals, including revenue and profitability objectives, with the associated risks.

This section highlights specific risks that could affect our business and us. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Recent negative developments in the financial services sector and U.S. and global credit markets may negatively impact our operations and results.

Unfavorable developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the market values of the underlying collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been adversely impacted by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new legislation regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be aggressive in their response to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could impact our operations unfavorably by restricting our business operations, including our ability to originate or sell loans, and negatively impact our financial performance. In addition, industry, legislative or regulatory developments may force a material change our existing strategic direction, capital strategies, compensation or operating plans.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, business and results of operations.

Declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

There can be no assurance that the EESA and other recently enacted government programs will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system, including the CPP, in which the Company participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP.

On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.

In addition, ARRA, which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in the CPP.

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

Our profitability depends on interest rates generally.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Due to significant competitive deposit pricing pressures in our markets and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board’s federal funds rate (which is at a historically low rate as a result of the current recession), we have experienced compression to our core net interest margin throughout 2008. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. If the Federal Reserve Board’s federal funds rate remains at extremely low levels, our asset sensitivity may continue to impact our net interest margin and results of operations in a negative manner.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the markets in which our Company operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Northern, Central and Western Virginia. The local economic conditions in these areas have a significant impact on the Company’s business, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control, could impact these local economic conditions and could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses.

Our continued growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current strategic initiatives.

To ensure continued growth, we will need to provide sufficient capital to the Company through earnings generation, additional equity or trust preferred offerings or borrowed funds or any combination of these funding sources. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. We recently received a $30 million preferred stock investment from the U.S. Treasury under the CPP. The terms of this investment provide incentives for us to replace this capital with other forms of Tier 1 capital from third parties as soon as practicable; however, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations and attain our long-term profitability goals could be materially impacted.

Our subsidiary bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect our ability to pay obligations and dividends.

The Company is a separate legal entity from the subsidiary bank, and thus does not have significant revenue sources of its own. We currently depend on the subsidiary bank’s cash and liquidity as well as dividends from our banking subsidiary to pay our operating expenses and dividends to shareholders. No assurance can be made that in the future the subsidiary bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the subsidiary bank to satisfy the Company’s obligations. The availability of dividends from our subsidiary bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Federal Reserve Board could assert that payment of dividends or other payments by the subsidiary bank is an unsafe or unsound practice. In the event the subsidiary bank is unable to pay dividends sufficient to satisfy the Company’s obligations and the subsidiary bank is unable to pay dividends to the Company, it may not be able to service its obligations as they become due, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the subsidiary bank could adversely affect our financial condition, results of operations and cash flows.

Noncore funding represents a component of our funding base and disruptions in the capital markets may negatively affect our capital resources and liquidity.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Atlanta advances, Federal funds purchased and other sources. We utilize these noncore funding sources to supplement funding of the ongoing operations and growth of the Company. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional needed liquidity.

In recent months, the financial media has disclosed that the nation’s Federal Home Loan Bank (“FHLB”) system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB-Atlanta which has deferred declaring a dividend for the fourth quarter of 2008 and announced several other changes to preserve capital. Should financial conditions continue to weaken, the FHLB system (including FHLB-Atlanta) in the future may have to, not only defer or suspend dividend payments, but also curtail advances to member institutions like the Company. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including the Company, this would place increased pressure on other wholesale funding sources.

We impose certain internal limits as to the absolute level of noncore funding we will incur on our balance sheet at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2008, approximately 37% and 50% of our $2.26 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. Continued pressures on the real estate markets, such as deterioration in the value of this collateral, the current recession in the national and local economies, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The Series A preferred stock reduces both net income available to our common shareholders and our earnings per share.

On December 18th, 2008 we closed on our agreement with the U.S. Treasury to participate in the Capital Purchase Program. As a part of that program we issued 30,000 shares of Series A preferred stock to the U. S. Treasury. During the period the shares of our Series A preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series A preferred stock have been paid in full. Additionally, while the Treasury owns shares of the Series A preferred stock, we are not permitted to increase the level of cash dividends on our common stock without the U.S. Treasury’s consent. The dividends declared on shares of our Series A preferred stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A preferred Stock, may result in dilution to our earnings per share. The shares of our Series A preferred stock will also receive preferential treatment in the event of our liquidation or dissolution. See Note 3 of the Consolidated Financial Statements.

Holders of the Series A preferred stock may, under certain circumstances, have the right to elect two directors to our board of directors.

In the event that we fail to pay dividends on the Series A preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), which is highly unlikely, the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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

While our common stock is currently traded on the Nasdaq Stock Market’s Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our business is technology dependent, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. During 2008, we made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s headquarters is located at 590 Peter Jefferson Parkway, Charlottesville, Virginia. The Company’s subsidiary bank operates sixty-one branch locations. We own fifty branches and lease the remaining eleven. Four additional locations are owned and one additional location is leased by our bank subsidiary to facilitate operations and loan production. Additional information regarding lease commitments can be found in Note 19 of the 2008 Consolidated Financial Statements.

As of December 31, 2008, the offices (including executive offices) of our subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
StellarOne Bank	105 Arbor Drive, Christiansburg, Virginia	Owned	61 banking offices in Albemarle, Augusta, Bedford, Caroline, Giles, Madison, Montgomery, Orange, Roanoke, Rockbridge, Spotsylvania, and Stafford Counties, Virginia; Blacksburg, Bowling Green, Christiansburg, Culpeper, Dublin, Farmville, Floyd, Grottoes, Orange, Rocky Mount, Vinton, Woodstock, and Wytheville Towns, Virginia; Bedford, Buena Vista, Covington, Fredericksburg, Harrisonburg, Lynchburg, Radford, Roanoke, Salem, Staunton, and Waynesboro Cities, Virginia

All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

Item 3.	LEGAL PROCEEDINGS

There are no material proceedings to which the Company or our subsidiaries are a party or by which, to the Company’s knowledge, we, or our subsidiaries, are threatened. All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to the business of the Company or the subsidiaries involved and are not material in respect to the amount in controversy.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Market under the trading symbol STEL. As of March 3, 2009, there were approximately 8,500 shareholders of record and the closing sale price of the Company’s common stock was $10.41. There were no repurchases of stock conducted during 2008. Listed below are the high and low closing sale prices for the common stock, as reported by NASDAQ, and dividends paid for each quarter in the two year period ended December 31, 2008. Restrictions on the ability of the Company to pay cash dividends or possible diminished earnings of the Company may limit the ability of the Company to pay dividends in the future to holders of its common stock.

	Closing Sales Price				Dividends Per Share
	2008		2007		2008	2007
	High	Low	High	Low
1st Quarter	$17.41	$15.06	$28.85	$23.66	$0.16	$0.16
2nd Quarter	17.74	14.60	26.95	21.80	0.16	0.16
3rd Quarter	22.00	13.07	22.47	17.89	0.16	0.16
4th Quarter	18.64	12.66	20.75	14.75	0.16	0.16

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

This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2003, and that dividend received were immediately invested in additional shares. The graph plots the value of the initial investment at one-year intervals for the fiscal years shown.

Index	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
StellarOne Corporation	100.00	105.61	106.38	126.81	69.29	82.08
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
SNL Bank	100.00	112.06	113.59	132.87	103.25	58.91

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol STEL.

There can be no assurance that the Company’s stock performance in the future will continue with the same or similar trends depicted in the graph above.

Item 6.	SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Interest Income	$156,236	$99,159	$95,627	$80,706	$70,402
Interest Expense	57,821	41,390	35,482	23,861	19,628
Net Interest Income	98,415	57,769	60,145	56,845	50,774
Provision for Loan Losses	20,787	2,040	750	2,012	2,534
Total Noninterest Income	24,291	16,967	15,485	15,443	14,544
Total Noninterest Expense	88,860	48,841	46,918	43,702	41,016
Net Income	9,411	17,002	19,497	18,216	15,203
Performance Ratios:
Return on Average Assets	0.34%	1.07%	1.24%	1.23%	1.07%
Return on Average Equity	2.85%	10.92%	13.57%	13.86%	12.40%
Net Interest Margin	4.03%	4.08%	4.25%	4.29%	4.04%
Efficiency Ratio (1)	69.56%	64.39%	60.54%	59.32%	61.12%
Per Share Data:
Net Income - Basic	$0.45	$1.58	$1.81	$1.69	$1.42
Net Income - Diluted	0.45	1.57	1.80	1.68	1.41
Cash Dividends	0.64	0.64	0.61	0.56	0.52
Book Value	17.46	15.08	13.97	12.66	11.83
Market Price Per Share	16.90	14.85	27.99	24.02	24.44
Cash Dividend Payout Ratio	134.03%	40.68%	34.03%	33.07%	36.76%
Balance Sheet Data:
Assets	$2,956,514	$1,594,818	$1,625,989	$1,505,184	$1,449,608
Loans	2,264,586	1,227,677	1,217,632	1,143,076	1,061,575
Investment securities	328,093	230,226	264,141	241,032	286,856
Deposits	2,323,108	1,142,547	1,318,281	1,255,509	1,257,164
Total borrowings	221,390	279,256	144,812	101,831	56,649
Stockholders’ Equity	394,785	162,768	150,652	136,105	127,089
Capital Ratios:
Tier 1 Capital (to Average Assets)	12.00%	10.56%	9.65%	9.32%	8.77%
Total Capital (to Risk Weighted Assets)	15.37%	13.22%	12.44%	12.18%	12.37%
Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.35%	1.23%	1.19%	1.19%	1.10%
Non-performing assets to year-end loans and foreclosed assets	2.17%	0.57%	0.25%	0.16%	0.38%

(1)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, net of gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently. Management utilizes this ratio as a part of it’s strategic decision making process by evaluating the level of non-interest expense in relation to revenue streams.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2008 and 2007 and our results of operations for each of the three-years ended December 31, 2008. The purpose of this discussion is to focus on information about our financial condition, results of operations, liquidity and capital resources of StellarOne Corporation (the Company) and its subsidiary bank which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

EXECUTIVE OVERVIEW

StellarOne Corporation, a Virginia corporation, is a financial holding company based in Charlottesville, Virginia. Its principal subsidiary, StellarOne Bank, is headquartered in Christiansburg, Virginia. the Company’s core businesses include retail and small business banking, commercial banking, consumer lending, mortgage banking and wealth management services. During 2008, the Company consummated the merger of equals with FNB Corporation to create one of the largest independent commercial banks headquartered in Virginia. the Company had 61 financial centers, one loan production office, and over 80 ATMs serving the New River Valley, Roanoke Valley, Shenandoah Valley, and Central and North Central Virginia at December 31, 2008.

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, Virginia Financial Group, Inc. and FNB completed the merger in which FNB and it’s subsidiary FNB Bank merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, VFG or the “Company” and after the merger “StellarOne” or the “Company”). This transaction created one of the largest independent commercial bank holding companies headquartered in Virginia.

The Company provides convenient financial services through multiple channels in its primary banking markets. the Company has developed products and services designed to meet the needs of all consumers. The Company focuses on attracting and retaining customers through “Excellence Partnership and Service”. This strategy includes partnering with our clients while providing excellent service through branches that are open six days a week, automated teller machine (“ATM”) networks and telephone and internet banking. The Company’s philosophy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. The Company’s growth strategies include new branch expansion, acquisitions and the development of new products and services. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

The Company’s lending strategy is to originate high credit quality, primarily secured, loans. The Company’s largest core lending business is its commercial and residential real estate loan operation, which offers variable-rate loans and lines of credit secured by real estate properties. These loans are generally made on local properties or to local customers within our markets.

StellarOne’s year to date operating results include the former Virginia Financial Group, Inc. for the entire period, but results from the former FNB Corporation “FNB” are only included from February 28, 2008 forward, representing the period subsequent to consummation of the merger of equals transaction between VFG and FNB. Historical 2007 data contained herein reflects only the results of the former VFG prior to merger.

Earnings for 2008 totaled $9.4 million compared to $17.0 million earned during 2007, a decrease of 44.7%. Diluted earnings per share for 2008 amounted to $0.45 per share compared to $1.57 per share during 2007. The expectations related to earnings were not realized during 2008 due to asset quality issues related to the recessionary economic conditions and troubled housing market. The Company recorded a provision for loan losses of $20.8 million for 2008, an increase of $18.7 million compared to the $2.0 million recorded in 2007. The provision compares to net charge-offs of $16.9 million for the year. The allowance as a percentage of total loans increased from 1.23% at December 31, 2007 to 1.35% at December 31, 2008 in order maintain reserves commensurate with the loan portfolio’s inherent risk. While it is difficult to predict the impact or length of the recessionary economy, StellarOne anticipates further increases to non-performing assets and net charge-offs during 2009.

The Company generated approximately $20.8 million in cash flow from operating activities in 2008. It paid dividends to stockholders of $12.6 million, issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury Capital Purchase Program under TARP, and generated $54.3 million in cash flows from the maturity and sale of investment securities to facilitate the curtailment of $68.7 million in short-term debt associated with a program that was discontinued during 2008, invested $10.6 million in capital expenditures and curtailed approximately $18.5 million in long term debt, net. Earnings were impacted by deterioration in asset quality, the result of a severely weakened economy and real estate market.

The Company’s focus for 2009 will be to enhance shareholder value by ensuring we retain our strong capital position which will provide pillar of strength as we manage through these unprecedented economic times. We will focus on deploying our $30 million in capital invested in StellarOne as part of the U.S. Treasury Capital Purchase Program, including a continuation of lending to businesses and consumers, reduction of foreclosures through a special mortgage refinance program and fixed income investments providing assistance to municipalities. Additionally, our strong capital position will enable us to implement a leveraging strategy by seeking acquisition and merger partners enabling us to move into higher growth markets when the economic climate improves. Finally, we will focus on increasing our earnings potential by optimizing the profitability of our lines of business through the use of more technologically advanced analytic systems.

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of gains or losses on securities, fixed assets and foreclosed assets. The efficiency ratio is not a recognized reporting measure under Accounting Principles Generally Accepted in the United States “USGAAP”. We believe this measure provides investors with important information regarding our operational efficiency. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. The Company, in referring to its net income, is referring to income under USGAAP. Our efficiency ratio is computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of gains or losses on securities, fixed assets and foreclosed assets. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

CRITICAL ACCOUNTING ESTIMATES

General

The Company’s financial statements are prepared in accordance with USGAAP and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of the intangibles resulting from the Merger in 2008 with FNB Corporation, as well as the branch purchases which occurred in 2003, have been critical to the determination of our financial position and results of operations.

Allowance for Loan Losses

The Company considers the allowance for loan and lease losses of $30.5 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2008. However, no assurance can be given that the Company will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses. Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio. The allocation of the Company’s allowance for loan and lease losses disclosed in the asset quality table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The discussion and analysis included in this section contains detailed information regarding the Company’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases. Included in this data are numerous portfolio ratios that must be carefully reviewed in relation to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding the Company or for purposes of making comparisons to other banks. Most of the Company’s non-performing assets and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes; it can take 12 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Goodwill and Intangible Assets

We recorded the assets and liabilities of FNB Corporation as of February 28, 2008 at estimated fair value. We engaged several third party specialists to assist us in valuing certain financial assets and liabilities. The Company recorded approximately $60.7 million in unidentified goodwill associated with this transaction. Previously, legacy VFG recorded unidentified goodwill of $13.9 million in connection with the purchase of branches in the fall of 2003, resulting in an aggregate goodwill balance of $74.6 million.

For purposes of testing goodwill for impairment, the Company uses both the income and market approaches to value its reporting units. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. We engaged a third party to test for impairment of our goodwill and intangible assets as of our annual assessment date, which is September 30. The projected future cash flows are discounted using cost of capital metrics for the Company’s peer group or a build-up approach (such as the capital asset pricing model). The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of the Company’s peer group for the reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value.

We considered the sensitivity of business assumptions analysis embedded in the valuation, noting some potential exposure to goodwill impairment if the cost of capital assumption rises above 12.5% or acquisition multiples slip below 1.3X. Neither of these events were deemed probable in the short term.

Our stock price has historically traded above its book value and tangible book value and was trading at $20.67 on September 30, 2008, which was well above book value of $16.15 per share. At December 31, 2008 and for the week that followed, the Company stock traded at or slightly above book value. This trading level was higher than that of the median for its peer group for both periods. In the event our stock price were to trade below both its book value and tangible book value, we would perform our usual evaluation of the carrying value of goodwill as of the reporting date. Such a circumstance would be one factor in our evaluation that could result in an eventual goodwill impairment charge. Additionally, should our future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

We reviewed the report prepared by the third party as of September 30, 2008, considered the factors noted above that could lead to impairment between that date and December 31, 2008 and evaluated the trading level of our stock in relation to both its book value and tangible book value. Based on these inputs management concluded that no indications of impairment were present. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of the Company’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and federal funds sold. Interest bearing liabilities include deposits and borrowings. To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.

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

2008 Compared to 2007

Tax equivalent net interest income in 2008 was $100.8 million, an increase of $40.8 million or 68.1% compared to $59.9 million in 2007. Average interest earning assets increased $1.3 billion or 66.7% to $2.50 billion, while average loans increased $909.4 million or 75.1% to $2.2 billion. All increases are primarily attributable to nonorganic growth from the merger of equals transaction consummated in early 2008. Margin for the year was positively impacted by the loan discount, CD premium and a borrowing premium associated with the VFG/FNB merger, all of which began amortizing during 2008. These premiums and discounts stem from adjusting assets and liabilities to their respective market values as part of the purchase adjustments associated with the merger. The effect of the purchase accounting items is an increase in net interest margin of approximately thirty basis points for 2008 with no effect on prior year margin.

The average interest rate spread was 3.63% in 2008, up nineteen basis points from 3.44% in 2007. The net interest margin was 4.03% in 2008, down five basis points from 4.08% in 2007. The decrease in the Company’s net interest margin was a result of being in an asset sensitive position in a falling rate environment, coupled with the overlay of a lower core margin for FNB in 2008, contraction in average earning assets due to market conditions and deposit run-off caused by strong competition for deposits within local markets. The yield on average loans decreased sixty-six basis points in 2008, while the yield on investment securities increased eight basis points for the period. Interest expense as a percentage of average earning assets decreased to 2.31%, down fifty basis points from 2.81% in 2007, reflecting a fifty-seven basis point decrease in average cost of retail deposits to 2.57%, and an seventy-four basis point decrease in average total funding cost to 2.71%.

2007 Compared to 2006

Tax equivalent net interest income in 2007 was $59.9 million, a decrease of $2.2 million or 3.6% compared to $62.1 million in 2006. Increased funding costs associated with competition for deposits in local markets which resulted in heavier reliance on wholesale funding, a lower rate of growth in loans receivable and average earning assets combined with margin compression related to falling rates late in the year while slightly asset sensitive led to this decrease. Average interest earning assets increased $10.5 million or 0.7% to $1.47 billion, while average loans increased $22.3 million or 1.9% to $1.21 billion.

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

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2008, 2007 and 2006.

Dollars in thousands	2008			2007			2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS
Loans receivable, net (1) (2)	$2,120,085	$140,097	6.61%	$1,210,638	$88,059	7.27%	$1,188,388	$84,159	7.08%
Investment securities
Taxable	250,134	11,991	4.75%	163,847	7,435	4.48%	165,083	7,210	4.37%
Tax exempt (2)	87,849	5,517	6.18%	94,034	5,732	6.01%	85,020	5,247	6.17%

Total investments	337,983	17,508	5.12%	257,881	13,167	5.04%	250,103	12,457	4.98%
Interest bearing deposits	1,469	25	1.67%	481	18	3.69%	2,681	74	2.76%
Federal funds sold	41,018	943	2.26%	1,445	78	5.32%	18,805	930	4.95%

Total interest earning assets	2,500,555	158,573	6.34%	1,470,445	101,322	6.89%	1,459,977	97,620	6.69%
Allowance for loan losses	(30,464)			(14,494)			(14,118)
Total nonearning assets	308,030			127,231			124,919

Total assets	$2,778,121			$1,583,182			$1,570,778

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$453,780	$6,137	1.35%	$170,475	$1,312	0.77%	$170,204	$765	0.45%
Money market	195,061	3,488	1.78%	147,295	3,649	2.48%	170,892	3,734	2.19%
Savings	183,323	2,087	1.14%	91,560	565	0.62%	108,659	853	0.79%
Time deposits:
Less than $100,000	699,543	23,154	3.30%	394,436	16,599	4.21%	393,897	15,099	3.83%
$100,000 and more	326,407	13,073	3.99%	201,432	9,426	4.68%	189,353	8,045	4.25%

Total interest-bearing deposits	1,858,114	47,939	2.57%	1,005,198	31,551	3.14%	1,033,005	28,496	2.76%
Federal funds purchased & repurchase agreements	4,297	73	1.67%	11,852	630	5.24%	4,738	219	4.62%
Federal Home Loan Bank advances	205,810	7,207	3.44%	87,860	4,345	4.88%	61,612	2,834	4.60%
Subordinated debt	30,861	1,959	6.25%	20,619	1,684	8.06%	20,619	1,636	7.93%
Commercial paper	24,371	635	2.56%	71,545	3,141	4.33%	50,530	2,275	4.50%
Other borrowings	343	8	2.29%	772	39	4.98%	363	22	6.06%

Total interest-bearing liabilities	2,123,796	57,821	2.71%	1,197,846	41,390	3.45%	1,170,867	35,482	3.03%
Demand deposits	307,621			229,668			239,332
Other liabilities	16,323			7,611			16,857

Total liabilities	2,447,740			1,427,514			1,427,056
Stockholders’ equity	330,381			155,668			143,722

Total liabilities and stockholders’ equity	$2,778,121			$1,583,182			$1,570,778

Net interest income (tax equivalent) (3)		$100,750			$59,932			$62,138

Average interest rate spread			3.63%			3.44%			3.66%

Interest expense as a percent of average earning assets			2.31%			2.81%			2.43%

Net interest margin			4.03%			4.08%			4.25%

(1)	Includes nonaccrual loans.
(2)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.
(3)	The tax equivalent interest adjustments included in the yields presented above were $2.3 million, $2.2 million, and $2.0 million for each of the three years ended December 31, 2008.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

(Dollars in thousands)	Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to changes in:			Increase (Decrease) Due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:

Loans	$60,675	$(8,637)	$52,038	$1,617	$2,283	$3,900
Securities, taxable	4,180	466	4,646	44	181	225
Securities, tax-exempt	(373)	157	(216)	624	(139)	485
Interest-bearing bank deposits	21	(14)	7	(75)	19	(56)
Federal funds sold	850	(76)	774	(917)	65	(852)

Total Interest Earning Assets	$65,353	$(8,104)	$57,249	$1,293	$2,409	$3,702

Interest Bearing Liabilities:

Time and savings deposits:
Interest checking	$3,324	$1,501	$4,825	$1	$546	$547
Money market	1,041	(1,202)	(161)	(532)	447	(85)
Savings	828	694	1,522	(120)	(168)	(288)
Time deposits
Less than $100,000	10,750	(4,196)	6,554	1	1,499	1,500
$100,000 and more	5,202	(1,555)	3,647	535	846	1,381

Total interest bearing deposits	21,145	(4,758)	16,387	(115)	3,170	3,055
Federal funds and repurchase agreements	(273)	(284)	(557)	378	33	411
Federal Home Loan Bank advances	4,433	(1,571)	2,862	1,329	182	1,511
Subordinated Debt	707	(431)	276	21	27	48
Short-term borrowings	(1,575)	(962)	(2,537)	977	(94)	883

Total Interest Bearing Liabilities	24,437	(8,006)	16,431	2,590	3,318	5,908

Net Interest Income	$40,916	$(98)	$40,818	$(1,297)	$(909)	$(2,206)

Note: the combined effect on interest due to changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and the change due to rate.

Interest Sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization. These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk. The Company’s primary market risk is interest rate risk. Interest rate risk is inherent because as a financial institution, the Company derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates. These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates. This risk is further discussed below.

Equity market risk is not a significant risk to the Company as equity investments on a cost basis comprise less than 1% of corporate assets. The Company does not have any exposure to foreign currency exchange risk or commodity price risk.

Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of the Company’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate, yet is not essential to the Company’s profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The corporate asset/liability committee is responsible for these decisions. The Company primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives. At present, the Company does not use off-balance sheet instruments. The committee operates under management policies defining guidelines and limits on the level of risk. These policies are approved by the Boards of Directors of the Company and bank subsidiary.

The Company uses simulation analysis to assess earnings at risk and Economic Value of Equity analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of the Company’s interest rate risk exposure. These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of the Company’s interest rate risk position over time.

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of the Company’s shorter-term interest rate risk. The analysis utilizes a “static” balance sheet approach. The measurement date balance sheet composition (or mix) is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under the various rate scenarios. These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The base net interest income simulation performed as of December 31, 2008, assumes interest rates are unchanged for the next twelve months. The simulation then assumes that rates are shocked up and down by 300 bps in 100bps increments. The simulation analysis results are presented in the table below. These results, as of December 31, 2008, indicate that the Company would expect net interest income to increase over the next twelve months by 9.4% assuming an immediate upward shift in market interest rates of 200 basis points and to increase by 1.2% if rates shifted downward in the same manner. While the Company was asset sensitive at December 31, 2008, simulation results indicate that net interest income would increase slightly in a down rate environment. This is attributable to the absolute low level of rates in the current economic cycle and floors being reached on assets at a more rapid rate than deposits. Management also evaluates the impact on net interest income assuming a “most likely” rate scenario. Under this scenario net interest income is anticipated to decrease over the next twelve months by 0.2%. These profiles reflect a moderate interest rate risk position and are well within the guidelines set by policy.

	Change in Net Interest Income
	Percentage	Amount
		(In thousands)
Change in Yield Curve:
+200 basis points	9.42%	$8,292
+100 basis points	4.35%	$3,827
Base case	—	—
-100 basis points	1.09%	$956
-200 basis points	1.22%	$1,075
Most likely rate scenario	(0.16)%	$(137)

Economic Value of Equity

The Economic Value of Equity “EVE” analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The economic value simulation uses instantaneous rate shocks to determine the expected cash flows in various rate scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.

The EVE analysis results are presented in the table below. These results as of December 31, 2008 indicate that the EVE would increase 6.8% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 18.7% if rates shifted downward in the same manner. The risk position of the Company is within the guidelines set by policy.

	Change in EVE
	Percentage	Amount
		(In thousands)
Change in Yield Curve:
+200 basis points	6.81%	$37,562
+100 basis points	4.08%	$22,499
Base case	—	—
-100 basis points	(8.67)%	$(47,852)
-200 basis points	(18.71)%	$(103,237)

NONINTEREST INCOME

The following table presents the components of noninterest income and the variance or percentage change:

(In thousands)	2008 vs. 2007			2007 vs. 2006
	2008	2007	%	2007	2006	%
Retail banking fees	$14,756	$7,724	91.0%	$7,724	$6,982	10.6%
Commissions and fees from fiduciary activities	3,677	3,375	8.9%	3,375	3,108	8.6%
Brokerage fee income	1,269	909	39.6%	909	756	20.2%
Mortgage banking-related fees	3,446	2,439	41.3%	2,439	2,869	(15.0)%
(Losses) gains on sale of premises and equipment	(124)	1,013	>100%	1,013	274	>100%
(Losses) gains on securities available for sale	(88)	35	>100%	35	(196)	>100%
(Losses) gains on sale of foreclosed assets	(2,497)	(1)	>100%	(1)	40	>100%
Income from bank owned life insurance	1,213	505	>100%	505	231	>100%
Other operating income	2,639	968	>100%	968	1,421	(31.9)%

	$24,291	$16,967	43.2%	$16,967	$15,485	9.6%

The increase when comparing 2008 to 2007 was mainly attributable to the following factors:

•

Generally most increases are primarily attributable to non-organic growth from the merger of equals transaction consummated in early 2008 and meet management’s expectations. This includes other operating income.

•

Retail banking fees have increased as anticipated considering the merger activity and introduction of the High Performance Checking Account Program to the legacy FNB market areas providing additional penetration.

•	The increase in brokerage fee income was merger related, although proforma revenues did decline due to market conditions.

•

Losses on the sale of foreclosed assets increased substantially when compared to the prior year due to higher levels of nonperforming assets encountered during the current year due to market conditions.

•

While increasing due to the Merger, mortgage banking related fees lagged behind growth expectations when considering the Merger due to the unstable real estate environment encountered during 2008. Though rates were historically favorable in 2008 the lack of sales volume in the real estate market caused by property devaluations caused originations to be below otherwise expected levels.

•	The increase from bank owned life insurance is fully attributable to the Merger transaction.

The increase when comparing 2007 to 2006 was mainly attributable to the following factors:

•

Included in the 2007 results were net gains on sales of premises and equipment of $1.0 million, the majority of which relates to the sale of three branch properties that were closed in the third quarter and gains of $35 thousand on sales of securities available for sale.

•	The 2006 results include a loss of $196 thousand on sale of securities available for sale.

•	Retail banking fees increased to $7.7 million, an increase of $742 thousand or 10.6% from 2006.

•	Increases in NSF fees associated with new account generation and debit card activity partly attributable to the High Performance Checking Program initiative were responsible for the increase.

•

Gains on sales of mortgage loans from mortgage banking activities decreased to $2.4 million, a decrease of $430 thousand or 15.0%. Due to the higher mortgage rates for much of the year and a cooling of real estate markets during 2007, the Company experienced a decline in mortgage originations in both purchase money and refinance mortgages when compared to levels noted during 2006. The Company originated $120.4 million and sold $125.1 million of secondary mortgage loans during 2007, compared to $134.1 million originated and $138.6 million sold in 2006.

•

Commissions and fees from fiduciary and brokerage activities associated with our trust and wealth management activities increased to $4.3 million for 2007, an increase of $420 thousand or 10.9% over 2006. At December 31, 2007, the Company’s trust subsidiary had assets under management and brokerage assets of $595 million, compared to $597 million at December 31, 2006.

NONINTEREST EXPENSE

The following table presents the components of noninterest expense and the variance or percentage change:

In thousands)	2008 vs. 2007			2007 vs. 2006
	2008	2007	%	2007	2006	%
Compensation and employee benefits	$44,747	$26,422	69.4%	$26,422	$26,607	(0.7)%
Net occupancy	7,113	3,570	99.2%	3,570	3,147	13.4%
Supplies and equipment	7,910	4,383	80.5%	4,383	4,141	5.8%
Amortization - intangible assets	1,568	646	142.7%	646	578	11.8%
Marketing	2,184	1,533	42.5%	1,533	1,214	26.3%
State franchise taxes	2,091	1,138	83.7%	1,138	973	17.0%
FDIC Insurance	1,419	150	846.0%	150	162	(7.4)%
Data processing	3,847	1,794	114.4%	1,794	1,389	29.2%
Professional fees	2,000	1,005	99.0%	1,005	823	22.1%
Telecommunications	1,761	976	80.4%	976	1,006	(3.0)%
Other operating expense	14,220	7,224	96.8%	7,224	6,878	5.0%

	$88,860	$48,841	81.9%	$48,841	$46,918	4.1%

The increase when comparing 2008 to 2007 was mainly attributable to the following factors:

•	Non-organic growth associated with the merger of equals transaction with FNB Corporation contributed to the majority of the increases noted above.

•	FDIC insurance increased dramatically during the year irrespective of the Merger due to credits issued by the FDIC fully utilized during the current year as well as a large increase in premiums.

•	The amortization of the core deposit intangible attributable to the Merger was $1.1 million for 2008.

•

Due to synergies provided by the Merger, operating costs on a linked quarter basis have actually decreased consecutively for each the last two quarters of 2008. See Note 25 of the Consolidated Financial Statements.

•

Increased costs associated with marketing and professional fees were driven by branding initiatives associated with establishing the Company’s new brand across its entire footprint and implementing the High Performance Checking Account Program in the legacy FNB market area.

The increase when comparing 2007 to 2006 was mainly attributable to the following factors:

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

INCOME TAXES

For the year ended December 31, 2008, income taxes were $3.6 million, resulting in an effective tax rate of 27.9% compared to $6.9 million or 28.7% in 2007 and $8.5 million or 30.2% in 2006. The decrease in the effective tax rate for 2008 as compared to 2007 can be attributed to pretax income decreasing by $10.8 million when comparing 2008 to 2007, while permanent tax differences decreased by only $400 thousand during the same period. Additionally, the Company had an increase in earnings from tax exempt assets such as the investment in BOLI, obligations of states and political subdivisions of approximately $247 thousand when comparing 2008 to 2007. This increase in tax exempt income was offset by $1.2 million in nondeductible merger expenses recognized in 2008 compared to $158 thousand in 2007. The decrease in the effective tax rate for 2007 as compared to 2006 can be attributed to the tax free income generated by investments in tax credits and a higher proportion of earnings from tax-exempt assets, such as the investment in BOLI and obligations of states and political subdivisions during those years.

ASSET QUALITY

The allowance for loan losses represents an estimate, in management’s judgment, of the amount needed to absorb losses incurred through the reporting date on existing loans in the portfolio. The following table represents the Company’s activity in its allowance for loan losses:

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Allowance for loan losses, January 1	$15,082	$14,500	$13,581	$11,706	$9,743
Loans Charged Off:
Real estate - construction	8,575	1,130	—	—	48
Real estate - mortgage	3,094	79	30	55	82
Commercial, financial and agricultural	4,294	98	88	79	154
Consumer loans	2,228	455	284	318	518

Total Loans Charged Off	18,191	1,762	402	452	802

Recoveries
Real estate - construction	158	—	—	48	—
Real estate - mortgage	154	67	24	4	4
Commercial, financial and agricultural	424	121	83	73	83
Consumer loans	511	116	464	190	144

Total Recoveries	1,247	304	571	315	231

Net Charge-offs (Recoveries)	16,944	1,458	(169)	137	571
Allowance acquired via acquisition	11,539	—	—	—	—
Provision for Loan Losses	20,787	2,040	750	2,012	2,534

Allowance for loan losses, December 31	$30,464	$15,082	$14,500	$13,581	$11,706

Ratio of allowance for loan losses to total loans outstanding at end of year	1.35%	1.23%	1.19%	1.19%	1.10%

Ratio of net charge offs (recoveries) to average loans outstanding during the year	0.80%	0.12%	(0.01%)	0.01%	0.06%

The balance in the allowance and the allowance as a percentage of loans increased during 2008 when compared to 2007 and 2006 due to the following:

•

Based on the current state of the housing market reserve factors related to acquisition / development loans were increased. National and local housing trends were documented to deteriorate materially during 2008. The number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability and new mortgage originations indicate that a general cyclical decline in the residential real estate market has and still is occurring as well. Additionally, the portfolio composition has changed to reflect a higher concentration and risk in acquisition and development loans subsequent to the merger.

•

Exposure to discretionary homes. The Company has approximately $50 million in exposure in residential development and construction at Smith Mountain Lake. This market caters itself to individuals who have strong amounts of discretionary income and are purchasing a house at retirement or a second home. This type of market is the first to contract and the last to return during an economic downturn. The subsidiary bank’s Smith Mountain Lake developments have seen minimal sales since December 31, 2006. Approximately 50% of the Company’s problem assets at December 31, 2008 related to residential construction.

•

Increased levels of classified loans and elevated specific reserves. The increased level of classified loans impacted the level of allocations required based upon historical loss experience resulting in increased provisioning and allowance levels. Additionally, specific reserves climbed from $1.0 million at December 31, 2007 to $5.5 million at December 31, 2008.

•

Net charge-offs were elevated compared to prior periods The charge-off levels experienced in the current year warrant the heightened level of provisioning and justify a higher historical charge-off factor when considering the losses currently inherent in the loan portfolio.

•

High foreclosure rates in the Commonwealth. The Commonwealth of Virginia has the fifteenth highest foreclosure rate in the country and the bank serves a number of these markets. There is an amplified number of foreclosures in the bank’s markets that serve the peripheral of the Washington DC metro area. The Company does not serve the Washington DC metro area, but remains exposed to troubled markets within its footprint.

•

The problems noted with non-traditional mortgage products. While the Company’s subsidiary bank does not originate non-traditional mortgages within their own portfolios, we do have the risk associated with borrowers who have them. The allowance analysis has considered this and other qualitative factors.

The following table summarizes the allocation of the allowance for loan losses by loan type:

(In thousands)	December 31,
	2008	2007	2006	2005	2004
Allocation of allowance for loan losses, end of year
Real estate - construction	$14,821	$5,219	$2,426	$923	$684
Real estate - mortgage	6,788	7,137	7,519	6,498	7,702
Commercial, financial and agricultural	7,521	2,363	3,435	3,314	982
Consumer Loans	1,216	350	595	930	839
All Other Loans	118	13	17	53	51
Unallocated	—	—	508	1,863	1,448

Total allowance for loan losses	$30,464	$15,082	$14,500	$13,581	$11,706

Ratio of loans to total year-end loans
Real estate - construction	15.84%	16.25%	16.30%	10.15%	11.01%
Real estate - mortgage	70.94%	70.91%	71.82%	79.13%	76.45%
Commercial, financial and agricultural	9.97%	10.22%	8.61%	6.84%	8.03%
Consumer Loans	2.57%	2.13%	2.71%	3.58%	4.18%
All Other Loans	0.68%	0.48%	0.56%	0.31%	0.32%

	100.00%	100.00%	100.00%	100.00%	100.00%

Though the loan portfolio mix has remained extremely stable considering the merger and comparison to prior periods, it is noted based on the table above that the risk within the portfolio has continued to increase in the real estate construction and commercial loan categories. The largest allowance allocation has shifted from the real estate-mortgage loan portfolio, which represented approximately 47.3% of the allowance balance at December 31, 2007 to the real estate construction category which represents 48.7% of the related balance at December 31, 2008. Additionally, an upward trend was noted within the commercial, financial and agricultural category during 2008. Accordingly, these increases in the allocation to the real estate and construction loan categories relates to charge-off activity noted in the current year and the associated impact on our historical loss experience ratio. Additionally, the recessionary conditions and the deterioration of national and local housing trends noted in the current year also support this allocation increase.

The following table presents information concerning the aggregate amount of non-performing assets:

(In thousands)	December 31,
	2008	2007	2006	2005	2004
Non-accrual loans:
Real estate construction	$23,898	$1,267	$60	$—	$—
Real estate mortgage	10,565	1,837	1,934	1,203	2,289
Commercial, financial and agricultural	9,492	459	544	288	59
Consumer loans	536	374	461	113	204
Troubled debt restructurings	—	—	—	154	1,451
Foreclosed assets	4,627	3,031	38	75	5

Total non-performing assets	$49,118	$6,968	$3,037	$1,833	$4,008

Loans past due 90 days accruing interest	$781	$—	$—	$—	$—

Nonperforming assets to total assets	1.66%	0.44%	0.19%	0.12%	0.28%

Non-performing assets to year-end loans and foreclosed assets	2.17%	0.57%	0.25%	0.16%	0.38%

If interest on nonaccrual loans and troubled debt restructurings had been accrued, such income would have approximated $806 thousand, $107 thousand $181 thousand, $91 thousand and $118 thousand for each of the five years ended December 31, 2008, respectively.

Non-performing assets consist of the Company’s non-accrual loans, troubled-debt restructurings, and other property owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. For those loans which are carried on non-accrual status, interest is generally recognized on a cash basis. At December 31, 2008, total non-performing assets totaled $49.1 million, an increase of $42.2 million from 2007. The increased levels of nonperforming assets reflect actions taken to address the continuing challenges in the residential housing market and deterioration of credit quality in a limited number of acquisition and development construction credits. A downgrade of one significant commercial business relationship of $7.1 million to nonaccrual status near the end of the fourth quarter with a specific reserve of $610 thousand also contributed to this increase. Additionally, much of the growth in these levels is also inherently attributable to the nonorganic growth associated with doubling in size from the merger of equals transaction with FNB and have been attributable to the general deterioration in general market conditions.

For 2007, total nonperforming assets were $7.0 million, an increase of $3.9 million from 2006. The increase in non-performing assets is a result of a $4.1 million commercial credit that was put on nonaccrual status during the third quarter, written down $1.2 million and subsequently foreclosed upon during the fourth quarter of 2007.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the carrying values of investment securities:

	2008		2007		2006
(Dollars in thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
U. S. Government agencies	$69,548	$—	$84,776	$—	$110,078	$—
State and municipals	86,765	894	96,488	2,657	98,135	3,328
Corporate bonds	7,462	—	8,958	—	2,506	—
Collateralized mortgage obligations	11,778	—	905	—	1,183	—
Mortgage backed securities	148,849	26	33,493	—	45,345	—
Certificates of deposit	747	—	—	—	—	—
Equity securities	2,015	—	2,945	—	3,511	—
Other	9	—	4	—	55	—

Total investment securities	$327,173	$920	$227,569	$2,657	$260,813	$3,328

The following table shows the contractual maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2008 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. the Company attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

(Dollars in thousands)	Book Value	Fair Value	Weighted Average Maturity	Weighted Average TE Yield
U.S. Government agencies
Within one year	$20,028	$20,172	0.23 years	1.80%
After one year to five years	26,943	27,866	3.20 years	3.99%
After five years to ten years	21,506	21,510	8.72 years	4.04%

Total	68,477	69,548	4.06 years	3.38%

State and Municipals
Within one year	$6,439	$6,475	0.58 years	7.03%
After one year to five years	30,660	31,107	3.11 years	6.39%
After five years to ten years	36,236	36,369	7.28 years	6.13%
After ten years	12,686	12,814	11.43 years	6.88%

Total	86,021	86,765	5.90 years	6.40%

Corporate Bonds
Within one year	$1,011	$1,003	0.37 years	3.54%
After one year to five years	6,592	6,459	3.52 years	5.44%

Total	7,603	7,462	3.10 years	5.19%

Collateralized Mortgage Obligations
After one year to five years	$301	$303	4.45 years	3.16%
After five years to ten years	3,292	3,152	9.29 years	3.62%
After ten years	8,782	8,323	21.79 years	4.61%

Total	12,375	11,778	18.04 years	4.31%

Mortgage Backed Securities
Within one year	$631	$630	0.41 years	4.46%
After one year to five years	21,649	21,871	3.86 years	4.03%
After five years to ten years	17,722	18,061	8.23 years	4.39%
After ten years	105,319	108,287	21.96 years	5.23%

Total	145,321	148,849	17.49 years	4.95%

Corporate Bonds
After one year to five years	$747	$747	1.43 years	4.89%

Total	747	747	1.43 years	4.89%

Total Fixed Income Securities
Within one year	$28,109	$28,281	0.32 years	3.16%
After one year to five years	86,893	88,352	3.34 years	4.96%
After five years to ten years	78,756	79,093	7.97 years	5.06%
After ten years	126,786	129,423	20.89 years	5.36%

Total	320,544	325,149	11.16 years	4.98%
Equity Securities	3,933	2,015	5.00 years	0.46%
Other Securities	9	9	0.50 years	0.50%

Total Securities	$324,486	$327,173	11.08 years	4.93%

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders’ equity.

Loan Portfolio

At December 31, 2008, loans, net of unearned income and the allowance for loan losses, totaled $2.23 billion, an increase of $1.02 billion or 84.2% from $1.21 billion in 2007. The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, amounted to $876.6 million at December 31, 2008 and represents 38.7% of the total portfolio. At December 31, 2008, off balance sheet unused loan commitments and standby letters of credit amounted to $574.5 million, compared to $373.1 million at December 31, 2007. These commitments may be secured or unsecured. On December 31, 2008, the Company had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

(In thousands)	December 31,
	2008	2007	2006	2005	2004
Real estate - construction	$358,587	$199,281	$198,400	$115,944	$116,888
Real estate - mortgage	1,605,622	869,805	873,911	904,115	811,197
Commercial, financial and agricultural	225,637	125,410	104,709	78,110	85,256
Consumer loans	60,042	26,169	33,030	40,876	44,379
All other loans	13,403	5,924	6,768	3,486	3,448

Total loans before deduction of unearned income	2,263,291	1,226,589	1,216,818	1,142,531	1,061,168
Plus: deferred costs	1,295	1,088	814	545	407

Total loans before allowance for loan losses	2,264,586	1,227,677	1,217,632	1,143,076	1,061,575
Less: allowance for loan losses	(30,464)	(15,082)	(14,500)	(13,581)	(11,706)

Net loans receivable	$2,234,122	$1,212,595	$1,203,132	$1,129,495	$1,049,869

The following tables set forth the contractual maturity of the loan portfolio as of December 31, 2008:

(In thousands)	One year or less	After one but less than five years	After five years	Total
Real estate - construction	$253,440	$55,451	$49,696	$358,587
Real estate - mortgage	153,845	238,638	1,213,139	1,605,622
Commercial, financial and agricultural	77,808	93,067	54,762	225,637
Consumer loans	10,268	42,213	7,561	60,042
All other loans	564	1,444	11,395	13,403

Total loans (1)	$495,925	$430,813	$1,336,553	$2,263,291

(1)	Excluding loans held for sale and before deduction of unearned income and allowance for loan losses.

	After one but less than five years	After five years	Total
For maturities over one year:
Fixed rates	$350,356	$658,852	$1,009,208
Variable rates	80,457	677,701	758,158

Total	$430,813	$1,336,553	$1,767,366

Deposits

Deposits at December 31, 2008 amounted to $2.32 billion, an increase of $1.18 billion or 103.3% from $1.14 billion in 2007. Generally the increase is primarily attributable to nonorganic growth from the merger of equals transaction consummated in early 2008. The deposit mix has remained relatively stable considering the merger and comparison to prior periods. However, interest checking represents a higher percentage of total deposits than in the previous year and has contributed to the overall lower cost of funding. Deposits at December 31, 2007 amounted to $1.14 billion, a decrease of $175.7 million or 13.3% from $1.32 billion in 2006. For 2007, demand and savings deposits decreased by $113.1 million, and time deposits decreased $62.6 million, with $12.8 million of the decrease coming from brokered CD deposits. The overall cost of deposit funds decreased to 2.57% in 2008, compared to 3.14% in 2007, and 2.76% in 2006, reflecting the lower rate environment in 2008 with increased competition for deposits in all years.

The following table illustrates average outstanding deposits and rates paid:

(In thousands)	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$307,621	—	$229,668	—	$239,332	—

Interest-bearing deposits:
Interest checking	453,780	1.35%	170,475	0.77%	170,204	0.45%
Money market	195,061	1.78%	147,295	2.48%	170,892	2.19%
Savings	183,323	1.14%	91,560	0.62%	108,659	0.79%
Time deposits:
Less than $100,000	699,543	3.30%	394,436	4.21%	393,897	3.83%
$100,000 and more	326,407	3.99%	201,432	4.68%	189,353	4.25%

Total interest-bearing deposits	1,858,114	2.57%	1,005,198	3.14%	1,033,005	2.76%

Total average deposits	$2,165,735		$1,234,866		$1,272,337

Maturities of time deposits of $100,000 and over:

(In thousands)
At December 31, 2008
Within three months	$80,450
Three to six months	32,786
Six to twelve months	107,036
Over twelve months	114,547

$334,819

Borrowings

When considering the merger approximately doubled the size of the company, a decreased reliance on Federal Home Loan Bank borrowings was noted during the current year. Federal Home Loan Bank borrowings only increased $18.7 million or 11.1% when compared to 2007. Additionally, the Company deleveraged the balance sheet by liquidating a portion of its investment portfolio to retire higher rate FHLB borrowings acquired during the merger. This was done with nominal income statement effect due to marking the related borrowings to market value at merger consummation. During 2008, the Company discontinued the commercial paper product which was marketed to large commercial customers. This product was replaced with a deposit product continuing to provide comparable liquidity and rates of returns to our large commercial customers, this contributed to the deposit growth noted irrespective of the merger transaction.

The average balance outstanding of short-term borrowings did not exceed 30 percent of stockholder’s equity during the year ended December 31, 2008.

The following table shows certain information regarding the Company’s short-term borrowings:

At or for the year ending December 31, 2007
Short-term borrowings:
Average balance outstanding	$71,545
Maximum amount outstanding at any month-end during the period	78,956
Balance outstanding at end of period	68,745
Average interest rate during the period	4.33%
Weighted average interest rate at end of period	3.53%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. Relying on its strong capital position, the Company paid $12.6 million in dividends which exceeded net of income of $9.4 million by $3.2 million during 2008. The Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which enhanced its capital position. Stockholders’ equity increased by $232.0 million, reflecting primarily the $203.2 million non-organic growth provided by the merger of equals transaction, which was actually accretive to capital ratios, and the $30 million provided by the CPP discussed above.

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of December 31, 2008, and 2007, the Company and the subsidiary bank(s) met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” These capital amounts and ratios are incorporated by reference to Note 23 of the consolidated financial statements herein. There are no conditions or events since the notification that management believes have changed the subsidiary bank’s category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or at other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and the Company’s overall financial condition. The Company’s bank subsidiary has available a $319 million line of credit with the Federal Home Loan Bank of Atlanta, unused lines of credit totaling $139 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the parent Company also represents an important aspect of liquidity management. The parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, loan and deposit operations, information technology, human resources, audit, compliance and credit administration functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking subsidiary, a working line of credit with a correspondent bank, and availability of the equity market as deemed necessary. During 2008, the banking subsidiary paid $26.0 million in management fees and transferred $18.0 million in dividends to the Company. As of January 1, 2009, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiary to the Company without prior regulatory approval totaled $8.6 million or 2.2% of the consolidated net assets. The parent Company generated approximately $15.4 million in cash flow from operating activities in 2008. It paid dividends to stockholders of $12.6 million, issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the CPP, and sold $54.3 million of investment securities to facilitate the curtailment of $68.7 million in commercial paper debt associated with a program that was discontinued during 2008.

Contractual Obligations

The impact of our contractual obligations as of December 31, 2008 on liquidity and cash flow in future periods is as follows:

Contractual Obligations

(In thousands)	Total	Payments Due by Period
		One year or less	1-3 years	3-5 years	More than 5 years
Certificates of Deposit	$1,085,827	$707,820	$359,022	$18,957	$28
Subordinated Debt[1]	32,991	—	—	—	32,991
FHLB Borrowings	187,700	57,600	75,100	25,000	30,000
Operating Leases	9,007	1,783	3,695	1,229	2,300

Total	$1,315,525	$767,203	$437,817	$45,186	$65,319

[1]	The Subordinated debt securities represent two issues maturing on June 26, 2033 and July 17, 2034, respectively. One issue is currently callable with the other being callable beginning in June 2009.

Other Commitments

	Total	Commitment Expiration by Period
(In thousands)		One year or less	1-3 years	3-5 years	More than 5 years
Commitments to extend credit	$543,460	$268,606	$68,125	$53,735	$152,994
Standby letters of credit	31,040	24,352	6,181	60	447
Mortgage loans sold with potential recourse	137,262	137,262	—	—	—

	$711,762	$430,220	$74,306	$53,795	$153,441

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company has not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. the Company does have significant commitments to fund loans in the ordinary course of business.

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
Commitments to extend credit	$543,460	$362,027

Standby letters of credit	31,040	11,110

Mortgage loans sold with potential recourse	137,262	54,770

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary. The Company, through its banking subsidiary, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2008, the Company originated $112 million and sold $119 million to investors, compared to $120 million originated and $125 million sold in 2007. Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months. The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2008, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $13 million and loans held for sale of $16 million. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $29 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date), not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. the Company adopted SFAS No. 157 effective January 1, 2008.

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008; however, it had no impact on the consolidated financial statements of the Company because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. On January 1, 2008, we accounted for this EITF as a change in accounting principle and recorded a liability of $70 thousand along with a corresponding adjustment to beginning retained earnings.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. the Company has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the impact, if any, that SFAS 161 will have on our consolidated financial statements to be material.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, continued or deepening deterioration in general economic and banking industry conditions; continued increases in unemployment in the Company’s primary banking markets; limitations on the Company’s ability to pay dividends at current levels or to increase dividends in the future because of financial performance deterioration, regulatory restrictions, or limitations imposed as a result of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program “CPP”; increased deposit insurance premiums or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act “EESA” or other related legislative and regulatory developments; the imposition of requirements with an adverse financial impact relating to the Company’s lending, loan collection and other business activities as a result of the EESA, the Company’s participation in the CPP, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legislative, regulatory or other changes affecting customer account charges and fee income; legislative changes to bankruptcy laws which would result in the loss of all or part of the Company’s security interest due to collateral value declines (so-called “cramdown” provisions); reduced demand for financial services and loan and lease products; adverse developments affecting the Company’s banking relationships; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments; including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by the Company’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against the Company; technological, computer related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting the Company’s ability to sell assets or to fund its operations; results of litigation,; heightened regulatory practices, requirements or expectations, including but not limited to requirements related to the Bank Secrecy Act and anti-money laundering compliance activity; or other significant uncertainties.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of

StellarOne Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of StellarOne Corporation (a Virginia Corporation,) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StellarOne Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, An amendment of FASB Statements No. 87, 88, 106 and 132(R) at December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StellarOne Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 13, 2009

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(Dollars in Thousands)

	2008	2007
Assets
Cash and due from banks	$66,239	$41,091
Federal funds sold	3,837	321
Interest-bearing deposits in banks	45,453	381

Cash and cash equivalents	115,529	41,793
Investment securities (fair value: 2008, $328,096; 2007, $230,240)	328,093	230,226
Mortgage loans held for sale	15,847	5,354
Loans receivable, net of allowance for loan losses, 2008, $30,464; 2007, $15,082	2,234,122	1,212,595
Premises and equipment, net	89,022	37,307
Accrued interest receivable	10,230	7,747
Deferred income tax asset	—	3,906
Core deposit intangibles, net	10,266	3,225
Goodwill	74,582	13,896
Bank owned life insurance	28,903	10,725
Foreclosed assets	4,627	3,031
Other assets	45,293	25,013

Total assets	$2,956,514	$1,594,818

Liabilities
Deposits:
Noninterest-bearing	$307,621	$204,774
Interest-bearing	2,015,487	937,773

Total deposits	2,323,108	1,142,547
Short-term borrowings	699	89,637
Federal Home Loan Bank advances	187,700	169,000
Subordinated debt	32,991	20,619
Accrued interest payable	5,476	3,555
Deferred income tax liability	1,224	—
Other liabilities	10,531	6,692

Total liabilities	2,561,729	1,432,050

Stockholders’ Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Preferred stock; $1,000 liquidation preference; 30,000 shares issued and outstanding;	28,121	—
Common stock; $1 par value; 25,000,000 shares authorized; 2008: 22,605,063 shares issued and outstanding; 2007: 10,795,943 shares issued and outstanding;	22,605	10,796
Additional paid-in capital	229,522	34,488
Retained earnings	113,661	117,009
Accumulated other comprehensive income, net	876	475

Total stockholders’ equity	394,785	162,768

Total liabilities and stockholders’ equity	$2,956,514	$1,594,818

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Years Ended December 31, 2008

(Dollars in Thousands, except per share data)

	2008	2007	2006
Interest and Dividend Income
Loans, including fees	$139,692	$87,902	$84,003
Federal funds sold and deposits in other banks	968	96	1,004
Investment securities
Taxable	10,921	6,853	6,724
Tax-exempt	3,585	3,726	3,410
Dividends	1,070	582	486

Total interest income	156,236	99,159	95,627

Interest Expense
Deposits	47,939	31,551	28,496
Federal funds repurchased and securities sold under agreements to repurchase	73	630	219
Federal Home Loan Bank advances	7,207	4,345	2,834
Subordinated debt	1,959	1,684	1,636
Commerical paper	635	3,141	2,275
Other borrowings	8	39	22

Total interest expense	57,821	41,390	35,482

Net interest income	98,415	57,769	60,145
Provision for loan losses	20,787	2,040	750

Net interest income after provision for loan losses	77,628	55,729	59,395

Noninterest Income
Retail banking fees	14,756	7,724	6,982
Commissions and fees from fiduciary activities	3,677	3,375	3,108
Brokerage fee income	1,269	909	756
Mortgage banking-related fees	3,446	2,439	2,869
(Losses) gains on sale of premises and equipment	(124)	1,013	274
(Losses) gains on securities available for sale	(88)	35	(196)
(Losses) gains on sale of foreclosed assets	(2,497)	(1)	40
Income from bank owned life insurance	1,213	505	231
Other operating income	2,639	968	1,421

Total noninterest income	$24,291	$16,967	$15,485

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (continued)

For the Three Years Ended December 31, 2008

(Dollars in Thousands, except per share data)

	2008	2007	2006
Non-interest Expense
Compensation and employee benefits	$44,747	$26,422	$26,607
Net occupancy	7,113	3,570	3,147
Supplies and equipment	7,910	4,383	4,141
Amortization-intangible assets	1,568	646	578
Marketing	2,184	1,533	1,214
State franchise taxes	2,091	1,138	973
FDIC insurance	1,419	150	162
Data processing	3,847	1,794	1,389
Professional fees	2,000	1,005	823
Telecommunications	1,761	976	1,006
Other operating expenses	14,220	7,224	6,878

Total noninterest expense	88,860	48,841	46,918

Income before income taxes	13,059	23,855	27,962
Income tax expense	3,648	6,853	8,465

Net income	$9,411	$17,002	$19,497

Basic net income per common share available to common shareholders	$0.45	$1.58	$1.81

Diluted net income per common share available to common shareholders	$0.45	$1.57	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

For the Three Years Ended December 31, 2008

(Dollars in Thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$—	$10,759	$33,298	$94,061	$(2,013)		$136,105
Comprehensive income:
Net income	—	—	—	19,497	—	$19,497	19,497
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $714)	—	—	—	—	—	1,326	—
Reclassification adjustment (net of tax, $69)	—	—	—	—	—	(127)	—

Other comprehensive income	—	—	—	—	1,199	1,199	1,199

Total comprehensive income	—	—	—	—	—	$20,696	—

Adjustment to initially apply FASB
Statement No. 158 (net of tax, $114)	—	—	—	—	(212)		(212)
Cash dividends ($.61 per share)	—	—	—	(6,634)	—		(6,634)
Stock-based compensation expense (9,979 shares)	—	10	410	—	—		420
Exercise of stock options (15,223 shares)	—	15	262	—	—		277

Balance, December 31, 2006	$—	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	—	—	—	17,002	—	$17,002	17,002
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $690)	—	—	—	—	—	1,282	—
Reclassification adjustment (net of tax, $12)	—	—	—	—	—	23	—
Change in pension (net of tax, $105)	—	—	—	—	—	196	—

Other comprehensive income	—	—	—	—	1,501	1,501	1,501

Total comprehensive income	—	—	—	—	—	$18,503	—

Cash dividends ($.64 per share)	—	—	—	(6,917)	—		(6,917)
Stock-based compensation expense (8,440 shares)	—	9	490	—	—		499
Exercise of stock options (3,200 shares)	—	3	28	—	—		31

Balance, December 31, 2007	$—	$10,796	$34,488	$117,009	$475		$162,768

Comprehensive income:
Net income	—	—	—	9,411	—	$9,411	9,411
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $482)	—	—	—	—	—	895	—
Reclassification adjustment (net of tax, $31)	—	—	—	—	—	(57)	—
Change in pension and post retirement liability (net of tax, $235)	—	—	—	—	—	(437)	—

Other comprehensive income	—	—	—	—	401	401	401

Total comprehensive income	—	—	—	—	—	$9,812	—

Cash dividends paid or accrued
Common ($.64 per share)	—	—	—	(12,614)	—		(12,614)
Preferred cumulative 5%	—	—	—	(53)	—		(53)
Common stock issued in merger (11,746,272 shares)	—	11,746	191,476	—	—		203,222
Stock-based compensation expense associated with merger (23,519 shares)	—	24	1,088	—	—		1,112
Issuance of 30,000 shares of preferred stock and 302,622 common stock warrants	28,099	—	1,901	—	—		30,000
Accretion on preferred stock discount	22	—	—	(22)	—		—
Stock-based compensation expense (7,018 shares)	—	7	262	—	—		269
Exercise of stock options (32,311 shares)	—	32	307	—	—		339
Cumulative effect of adoption of EITF 06-4 and EITF 06-10	—	—	—	(70)	—		(70)

Balance, December 31, 2008	$28,121	$22,605	$229,522	$113,661	$876		$394,785

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2008

(Dollars in Thousands)

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$9,411	$17,002	$19,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,038	3,055	2,856
Amortization of intangible assets	1,568	646	578
Provision for loan losses	20,787	2,040	750
Deferred tax expense (benefit)	2,527	733	(34)
Employee benefit plan expense	57	219	264
Stock-based compensation expense	1,381	460	420
Losses (gains) on sale of foreclosed assets	2,497	1	(40)
Losses (gains) on sale of premises and equipment	124	(1,013)	(274)
Losses (Gains) on sale of securities available for sale	88	(35)	196
Motgage banking-related fees	(3,446)	(2,439)	(2,869)
Proceeds from sale of mortgage loans	118,712	125,097	138,568
Origination of mortgage loans for sale	(111,848)	(120,372)	(134,116)
Amortization of premiums and accretion of discounts, net	(7,837)	13	12
Income on bank owned life insurance	(1,213)	(494)	(231)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	4,127	450	(1,614)
Decrease (increase) in other assets	3,955	(6,300)	(1,623)
(Decrease) increase in accrued interest payable	(1,605)	(719)	1,759
(Decrease) increase in other liabilities	(23,529)	(1,278)	(1,844)

Net cash provided by operating activities	$20,794	$17,066	$22,255

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$179,034	$84,051	$60,826
Proceeds from sales and calls of securities available for sale	27,225	5,566	30,684
Purchase of securities available for sale	(103,147)	(53,673)	(114,472)
Proceeds from maturities and principal payments of securities held to maturity	2,660	—	—
Net decrease (increase) in loans	29,929	(14,534)	(74,510)
Proceeds from sale of premises and equipment	1,243	1,503	6,000
Purchase of premises and equipment	(10,581)	(7,682)	(10,760)
Proceeds from sale of foreclosed assets	2,991	37	200
Purchase of bank owned life insurance	—	—	(10,000)
Cash acquired in merger	45,146	—	—

Net cash provided by (used) in investing activities	$174,500	$15,268	$(112,032)

Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$48,753	$(113,103)	$(31,243)
Net (decrease) increase in certificates of deposit	(78,880)	(62,631)	94,015
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(21,064)	20,000	(15,890)
Proceeds from Federal Home Loan Bank advances	119,600	196,000	81,000
Principal payments on Federal Home Loan Bank advances	(138,055)	(92,000)	(56,000)
Net (decrease) increase in commercial paper	(68,745)	10,113	34,152
Net (decrease) increase in other borrowings	(892)	331	(281)
Proceeds from issuance of preferred stock and common stock warrants	30,000	—	—
Proceeds from exercise of stock options	339	31	277
Cash dividends paid	(12,614)	(6,917)	(6,634)

Net cash (used) provided by financing activities	$(121,558)	$(48,176)	$99,396

Increase (decrease) in cash and cash equivalents	73,736	(15,842)	9,619

Cash and Cash Equivalents
Beginning	41,793	57,635	48,016

Ending	$115,529	$41,793	$57,635

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$55,900	$40,671	$33,723

Income taxes	6,000	6,265	8,914

Supplemental Schedule of Noncash Activities
Stock issued in association with merger	$203,222	$—	$—

Foreclosed assets acquired in settlement of loans	5,712	3,031	123

Reclassification of premises and equipment no longer in service to other assets	—	1,146	—

Noncash proceeds of property received in like-kind exchange	—	1,536	—

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 1. Significant Accounting Policies

Nature of Operations and Consolidation

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia. The Company’s sole banking subsidiary is StellarOne Bank headquartered in Christiansburg, Virginia. Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues, are not subject to consolidation pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) and investments approximated $619,000 and $372,000, respectively at December 31, 2008. The Company collapsed all of its previous subsidiaries into StellarOne Bank on May 27, 2008. The previous subsidiaries included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), between Virginia Financial Group, Inc. and FNB Corporation (“FNB”), Virginia Financial Group, Inc. and FNB completed the merger (the “Merger”) in which FNB and it’s subsidiary FNB Bank merged with and into Virginia Financial Group, Inc., with Virginia Financial Group, Inc. as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, “VFG” or the “Company” and after the merger “StellarOne”or “the Company”). This transaction created one of the largest independent commercial bank holding companies headquartered in Virginia.

The Company, through its member bank, provides a full array of banking services through sixty-one retail offices in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, comprehensive wealth management, financial and estate-planning services, commercial and consumer loans. The Company also provides a network of automated transaction locations, phone banking and a transactional internet banking product.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2008, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits in other banks. Generally, federal funds are purchased and sold for one day periods.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value. The Company recorded an impairment charge of $274 thousand associated with 7,500 shares of FNMA preferred stock during 2008 which is included in (Losses) gains on securties available for sale on the income statement. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution. These equity securities are restricted from trading and are recorded in other assets at a cost of $23.4 million and $12.6 million at December 31, 2008 and 2007, respectively. These are considered cost basis securities for which the associated cost approximates fair value.

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

The Company accounts for the transfer of financial assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 5 to 20 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.

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

Loans

The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

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

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans and other personal loans are typically charged off no later than 120 days past due. Open ended lines of credit and credit cards are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan balances are charged against the allowance when management believes a loan balance is confirmed uncollectable. Subsequent recoveries, if any, are credited to the allowance.

The Company conducts an analysis of the loan portfolio on a regular basis. This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses. The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment. When a loan has been identified as impaired, then a specific reserve may be established based on the Bank’s calculation of the loss embedded in the individual loan. In addition to impairment testing, the Bank has a ten point grading system for each non-homogeneous loan in the portfolio. The loans meeting the criteria for impairment are segregated from performing loans within the portfolio. Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The allowance for loan losses is an accounting estimate and as such there is an uncertainty attached to the estimate due to the level of subjectivity and judgment inherent in performing the calculation. Management will determine the appropriate amount of the judgmental reserve (if any) by evaluating existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company’s outsourced loan review consultants. The total of specific reserves required for impaired classified loans, calculated reserves by loan category and the judgmental reserve are then compared to the recorded allowance for loan losses. There was no judgmental reserve included in the allowance for loan losses at December 31, 2008 or 2007.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Additionally, generally only loans greater than $500 thousand are evaluated for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The Company accounts for impairment of long lived assets in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. The standard requires recognition and measurement for the impairment of long lived assets to be held and used or to be disposed of by sale. The Company did not record any impairment of long lived assets for the years ended December 31, 2008 and 2007.

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

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized and amortized over their useful life if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets associated with branch acquisition transactions continue to be amortized over the estimated useful life of the deposits. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $1.6 million in 2008, $646 thousand in 2007 and $578 thousand in 2006.

We reviewed the report prepared by the third party valuation specialists as of September 30, 2008, considered the factors that could lead to impairment between that date and December 31, 2008 and evaluated the trading level of our stock in relation to both its book value and tangible book value. Based on these inputs management concluded that no indications of impairment were present. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

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

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s financial statements.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and its wholly-owned subsidiary file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

Retirement Plans

The Company has a noncontributory, defined benefit pension plan covering certain of its employees meeting certain age and service requirements. The plan has not been offered to new employees after June, 2002. The Company froze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees ceased. All retirement benefits earned in the pension plan as of December 31, 2008 have been preserved and all participants are fully vested in their benefit. The Company does not anticipate making any contributions to the plan during 2009.

In 2006, the Company adopted Statement No. 158, (“SFAS No. 158”) “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The new standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. The asset related to the funded status recognized in the balance sheet was $960 thousand and $239 thousand for the year ending December 31, 2008 and 2007, respectively and is included in other assets, as appropriate, in the accompanying consolidated balance sheets.

Prior to the merger and subsequent formation of the Company, FNB maintained an employee stock ownership plan for the benefit of certain employees. On February 28, 2008 the Company became the Plan Sponsor as a result of the merger. Effective January 1, 2008 participation in the plan was limited to those who were qualified employees as of December 31, 2007. No further contributions shall be made to the Plan for plan years beginning on January 1, 2009 or after that date. Due to the discontinuance of contributions to the Plan all shares became fully vested effective January 1, 2009. Compensation expense related to the ESOP totaled $544 thousand for the year ended December 31, 2008.

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

The fair value of each option grant issued equal to fair market value is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2008	2007	2006
Dividend yield	4.1%	2.4%	2.4%
Expected life	6.2 yrs	6.5 yrs	6.5 yrs
Expected volatility	26.0%	27.7%	28.1%
Risk-free interest rate	2.8%	4.8%	4.6%

The fair value of each option grant issued during 2008 and 2007 above fair market value is estimated on the date of the grant using the Lattice option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2008	2007
Dividend yield	3.7%	2.4%
Expected life	4.5 yrs	4.5 yrs
Expected volatility	24.3%	22.6%
Risk-free interest rate	2.1%	4.8%
Post-vest cancellation rate	1.0%	1.4%

Earnings Per Common Share

Earnings per common share represent net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

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

Wealth Management Assets and Revenue

Securities and other property held by the subsidiary bank’s wealth management division in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements. Operating revenues and expenses of the wealth management division are included under their respective captions in the accompanying consolidated financial statements of income and are recorded on the accrual basis.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $2.2 million, $1.5 million, and $1.2 million were incurred in 2008, 2007 and 2006, respectively. This expense is included in the marketing line item on the consolidated income statement.

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

The Company has also identified several operating segments. These operating segments within the Company’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include our secondary mortgage and trust divisions, a title company, and the parent.

Fair Value Measurement

The Company records certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Please see the fair value tables in footnote 22.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date), not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. the Company adopted SFAS No. 157 effective January 1, 2008. The impact of adopting FAS 157 involved adding additional disclosure information and had no direct effect on the Company’s financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008; however, it had no impact on the consolidated financial statements of the Company because it did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

In June 2006, the Emerging Issues Task Force “EITF” issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company accounted for this EITF as a change in accounting principle and recorded a liability of $70 thousand along with a corresponding adjustment to beginning retained earnings.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the impact, if any, that SFAS 161 will have on our consolidated financial statements to be material.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 2. Business Combinations

On February 28, 2008, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), by and between Virginia Financial Group, Inc. and FNB Corporation (FNB), each share of common stock of FNB outstanding was converted into 1.5850 shares of the Company’s common stock. Virginia Financial Group, Inc., as the surviving corporation, changed its name to StellarOne Corporation. The Company issued 11,746,272 shares or approximately $203 million of its common stock to FNB shareholders, based on 7,412,576 shares of FNB common stock outstanding as of February 27, 2008 and the closing price of the Company’s common stock on the same date.

The merger transaction was accounted for under the purchase method of accounting and qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $60.7 million of goodwill and $8.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of 7.75 years, based on undiscounted cash flows. A summary of the fair values of assets and liabilities acquired are as follows (In thousands):

Cash and cash equivalents	$45,146
Loans receivable, net of allowance for loan losses	1,070,023
Investment securities	202,538
Premises and equipment	48,090
Core deposit intangible	8,608
Goodwill	60,686
Other assets	62,975
Deposits	(1,213,949)
Borrowings	(52,598)
Other liabilities	(28,297)

Net assets acquired	$203,222

The Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the years ended December 31, 2008 and 2007, as if FNB had been acquired on January 1, 2008 and 2007 respectively. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

A summary of pro forma combined financial statements is as follows (In thousands):

	Year Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Net interest income	$113,003	$120,431
Provision for credit losses	20,678	8,416
Non-interest income	26,507	31,175
Non-interest expense	93,822	94,609
Income before income taxes	25,010	48,581
Income taxes	8,241	15,055
Net income	$16,769	$33,526
Basic earnings per common share	$0.81	$1.62

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 3. Participation in U.S. Treasury Capital Purchase Program “CPP”

On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the CPP. Additionally, the Company issued 302,623 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of the Company. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve during the first three years at par value plus accrued and unpaid dividends and thereafter without restriction.

As noted $1.9 million was assigned to the common stock warrants based on their relative fair value, accordingly, $28.1 million has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $30 million over the next five years.

Note 4. Restrictions on Cash

To comply with Federal Reserve Regulations, the subsidiary bank is required to maintain certain average reserve balances. The daily average reserve requirement was $10 million for December 31, 2008 and $375 thousand for December 31, 2007.

Note 5. Investment Securities

The amortized cost and fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2008 and 2007, are as follows:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal	$894	$3	$—	$897
Mortgage backed securities	26	—	—	26

Total	$920	$3	$—	$923

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal	$2,657	$14	$—	$2,671

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The amortized cost and fair value of the securities being held to maturity as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2008
	Amortized Cost	Fair Value
Due in one year or less	$466	$467
Due after one year through five years	428	430
Due after five years through ten years	26	26

Total	$920	$923

Amortized cost and fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2008 and 2007 are as follows:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Government agencies	$68,477	$1,107	$(36)	$69,548
State and municipals	86,021	1,031	(287)	86,765
Corporate bonds	7,603	48	(189)	7,462
Collateralized mortgage obligations	12,375	7	(604)	11,778
Mortgage backed securities	145,321	3,587	(59)	148,849
Certificates of deposit	747	—	—	747
Equity securities	3,933	2	(1,920)	2,015
Other	9	—	—	9

Total	$324,486	$5,782	$(3,095)	$327,173

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U. S. Government agencies	$83,894	$1,017	$(135)	$84,776
State and municipals	95,236	1,319	(67)	96,488
Corporate bonds	8,951	12	(5)	8,958
Collateralized mortgage obligations	914	—	(9)	905
Mortgage backed securities	33,647	102	(256)	33,493
Equity securities	3,525	94	(674)	2,945
Other	4	—	—	4

Total	$226,171	$2,544	$(1,146)	$227,569

The book value of securities pledged to secure deposits and for other purposes amounted to $120.0 million and $61.7 million at December 31, 2008 and 2007, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The amortized cost and fair value of the securities available for sale as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2008
	Amortized Cost	Fair Value
Due in one year or less	$28,109	$28,281
Due after one year through five years	86,893	88,352
Due after five years through ten years	78,756	79,093
Due after ten years	126,786	129,423
Equity securities	3,933	2,015
Other	9	9

Total	$324,486	$327,173

Proceeds from sales and calls of securities available for sale were $27.2 million, $5.6 million, and $30.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gross gains of $656 thousand, $114 thousand, and $33 thousand and gross losses of $744 thousand, $79 thousand, and $232 thousand were realized on these sales during 2008, 2007 and 2006, respectively. The tax provision (benefit) applicable to these net realized gains (losses) amounted to $31 thousand, $12 thousand, and $(69) thousand, respectively. There were no sales of securities held to maturity during 2008, 2007 or 2006.

Information pertaining to securities with gross unrealized losses at December 31, 2008, and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

Description of Securities	Less than 12 months Fair Value	Unrealized Loss	12 months or more Fair Value	Unrealized Loss	Total Fair Value	Unrealized Loss
2008
U. S. Government Agencies	$2,779	$36	$—	$—	$2,779	$36
Mortgage backed securities	10,104	59	—	—	10,104	59
State and municipals	24,293	287	—	—	24,293	287
Corporate bonds	4,011	189	—	—	4,011	189
Collateralized mortgage obligations	9,439	604	—	—	9,439	604

Subtotal debt securities	50,626	1,175	—	—	50,626	1,175
Equity securities	1,203	814	572	1,106	1,775	1,920

Total temporary impaired securities	$51,829	$1,989	$572	$1,106	$52,401	$3,095

Description of Securities	Less than 12 months Fair Value	Unrealized Loss	12 months or more Fair Value	Unrealized Loss	Total Fair Value	Unrealized Loss
2007
U. S. Government Agencies	$4,972	$11	$19,880	$124	$24,852	$135
Mortgage backed securities	4,258	3	20,153	253	24,411	256
State and municipals	1,402	2	8,377	65	9,779	67
Corporate bonds	6,448	5	—	—	6,448	5
Collateralized mortgage obligations	—	—	905	9	905	9

Subtotal debt securities	17,080	21	49,315	451	66,395	472
Equity securities	1,196	481	400	193	1,596	674

Total temporary impaired securities	$18,276	$502	$49,715	$644	$67,991	$1,146

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

There are a total of 105 securities that have unrealized losses as of December 31, 2008, 2 U.S. Agency securities, 36 U.S. Agency MBS securities, 43 municipal securities, 14 CMO securities, 4 corporate securities, one preferred stock security, and 5 common stock securities. There are a total of 128 securities that have unrealized losses as of December 31, 2007, 10 U.S. Agency securities, 27 U.S. Agency MBS securities, 87 municipal securities, one CMO, one corporate security and two preferred stock securities. Market changes in interest rates and market changes in credit spreads have resulted in temporary unrealized losses, due in part to the unprecedented market conditions of late. The impairment as noted is a result of such market changes and does not necessarily reflect the ability of the issuer to repay the debt obligations. On September 7, 2008 the Federal Housing Finance Agency announced that Fannie Mae and Freddie Mac were being placed into conservatorship. As a result, the Company recorded an other-than-temporary impairment on the security and recognized an impairment charge of $274 thousand. The Company maintains the ability and intent to hold the securities for a time necessary to recover its cost, which may be maturity, and does not consider them to be other-than temporarily impaired.

Note 6. Loans

A summary of the balances of loans follows:

	December 31,
	2008	2007
Real estate loans:
Construction and land development	$358,587	$199,281
Farmland	22,246	12,637
1-4 family residential	706,727	304,563
Multifamily, nonresidential and junior liens	876,649	552,605
Commercial and industrial loans (except those secured by real estate)	225,637	124,069
Consumer installment loans	58,075	25,858
Deposit overdrafts	1,967	311
All other loans	13,403	7,265

Total loans	$2,263,291	$1,226,589
Net deferred loan costs	1,295	1,088
Allowance for loan losses	(30,464)	(15,082)

Net loans	$2,234,122	$1,212,595

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 7. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Balance, beginning of year	$15,082	$14,500	$13,581
Provisions for loan losses	20,787	2,040	750
Loans charged off	(18,191)	(1,762)	(402)
Recoveries	1,247	304	571

Net (charge-offs) recoveries	(16,944)	(1,458)	169
Allowance acquired via acquisition	11,539	—	—

Balance, end of year	$30,464	$15,082	$14,500

Information about impaired loans as of and for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006
Impaired loans for which an allowance has been provided	$34,055	$7,744	$2,950

Impaired loans for which no allowance has been provided	24,650	3,087	6,098

Total impaired loans	$58,705	$10,831	$9,048

Allowance provided for impaired loans, included in the allowance for loan losses	$5,503	$1,003	$750

Average balance in impaired loans	$47,756	$10,585	$9,269

Interest income recognized on impaired loans	$1,012	$716	$511

Interest income recognized on a cash basis on impaired loans	$1,264	$652	$501

Because the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement some nonaccrual loans are not reviewed for impairment. Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 amounted to $12.5 million, $2.1 million, and $1.6 million at December 31, 2008, 2007 and 2006, respectively. If interest on these loans had been accrued, such income would have approximated $806 thousand, $107 thousand and $181 thousand for each of the three years ended December 31, 2008, respectively.

There was $781 thousand in loans past due greater than 90 days and still accruing interest for the year ended December 31, 2008. There were no loans past due greater than 90 days and still accruing interest for the years ended December 31, 2007 and 2006, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 8. Goodwill and Core Deposit Intangibles

At December 31, 2008 and 2007 goodwill totaled $74.6 million and $13.9 million, respectively. The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$15,331	$(5,065)	$6,642	$(3,417)

Amortization expense charged to operations was $1.6 million in 2008, $646 thousand in 2007 and $578 thousand in 2006.

The following table sets forth the actual and estimated pre-tax amortization expense of core deposit intangibles as of December 31, 2008:

2009	$1,737
2010	1,729
2011	1,729
2012	1,608
2013	1,244
Thereafter	2,219

$10,266

Note 9. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	Estimated Useful Lives	2008	2007
Land	Indefinite	$18,425	$7,611
Buildings and leasehold improvements	Lease term - 39 years	64,049	25,874
Furniture, equipment and software	3 - 7 years	36,188	28,972
Construction in progress	(1)	3,991	5,801

		$122,653	$68,258
Less accumulated depreciation and amortization		33,631	30,951

		$89,022	$37,307

(1)	Construction in progress is not depreciated until placed in service.

Depreciation and amortization expense amounted to $5.0 million in 2008, $3.1 million in 2007, and $2.9 million in 2006.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 10. Deposits

Deposits are summarized as follows at December 31, 2008 and 2007:

	Year Ended December 31,
	2008		2007
	Amount	%	Amount	%
Type of Account:
Noninterest bearing	$307,621	13.24%	$204,774	17.92%
NOW	528,386	22.74%	195,202	17.08%
Money market	213,826	9.20%	111,782	9.78%
Savings	187,448	8.07%	78,626	6.88%
Time deposits	1,085,827	46.75%	552,163	48.34%

Total Deposits	$2,323,108	100.00%	$1,142,547	100.00%

The aggregate amount of time deposits in denominations greater than $100,000 at December 31, 2008 and 2007 was $334.8 million and $195.1 million, respectively.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

2009	$707,820
2010	287,106
2011	41,098
2012	30,818
2013	18,932
Thereafter	53

$1,085,827

Brokered certificates of deposit, consisting entirely of certificates of deposit originated through a CDARS program, totaled $21.0 million at December 31, 2008. There were no brokered certificates of deposit held at December 31, 2007.

Note 11. Federal Home Loan Bank Advances

The Company has advances outstanding with the Federal Home Loan Bank of Atlanta of $188 million at December 31, 2008 maturing through 2018. At December 31, 2008 and 2007, the interest rates on this debt ranged from 0.46% to 6.69% and from 3.62% to 6.69%, respectively. The weighted average interest rate at December 31, 2008 and 2007 was 3.34% and 4.38%, respectively. The average balance outstanding during 2008 and 2007 was $205.8 million and $87.9 million, respectively. The advance structures employed by the Company include $90 million in convertible credits, $75 million in fixed rate credits, $17.6 million in variable rate credits, $5 million in adjustable rate credits, and $100 thousand associated with a community investment project. Each structure requires either quarterly interest payments, or monthly interest payments.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The banking subsidiary has available a $319 million line of credit with the Federal Home Loan Bank of Atlanta. Advances on the line are secured by securities and a blanket lien on StellarOne Bank’s loan portfolio. The blanket lien covers one to four family dwelling loans, multifamily loans, and home equity loans. As of December 31, 2008, loans pledged as collateral totaled $770 million and consisted of one to four family, multifamily, and home equity loans.

The contractual maturities of the advances are as follows:

2008
Due in 2009	$57,600
Due in 2010	45,100
Due in 2011	25,000
Due in 2012	5,000
Due in 2013	25,000
Thereafter	30,000

Total	$187,700

Note 12. Subordinated Debt

The Company has two wholly-owned finance subsidiaries that were formed for the purpose of issuing redeemable Capital Securities (commonly referred to as subordinated debt) which are not consolidated.

In 2004, VFG Limited Liability Trust issued $20.6 million of subordinated debt through a private transaction. The Trust issued $619 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2008 was 4.19%. The securities may be redeemed at par beginning in June, 2009 and each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the StellarOne Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2003, FNB (VA) Statutory Trust II, issued $12.4 million of subordinated debt through a private transaction. The Trust issued $372 thousand in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable quarterly. The interest rate was 4.57% at December 31, 2008. The securities became redeemable at par in June, 2008 and continue to be redeemable each quarterly anniversary of such date until the securities mature on June 26, 2033. The principal asset of the Trust is $12.8 million of the StellarOne Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The subordinated debt may be included in Tier 1 capital of the Company for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Subordinated debt not considered as Tier I capital may be included in Tier II capital. All outstanding subordinated debt as of both December 31, 2008 and 2007 was includable in Tier I capital.

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

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 13. Short-Term Borrowings

Federal funds purchased generally mature within one to four days from the transaction date. There were no balances outstanding at December 31, 2008 and $20 million at December 31, 2007.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. The balance outstanding at December 31, 2008 was $699.1 thousand and was collateralized by investment securities controlled by the Company with a market value of $2.0 million. There were no balances outstanding at December 31, 2007.

Prior to the consolidation of the subsidiary banks in May 2008, one of the Company’s subsidiary banks had an agreement with the Federal Reserve Bank of Richmond where the bank could borrow funds deposited by its customers. This agreement called for variable interest and was payable on demand. U.S. Government securities were pledged as collateral. The targeted threshold maximum amount available under this agreement was $6.0 million. The balance outstanding at December 31, 2008 and 2007 was none and $892.3 thousand, respectively.

The Company, through its subsidiary bank, has uncollateralized, unused lines of credit totaling $139.0 million with nonaffiliated banks at December 31, 2008.

The Company has a line of credit agreement with a correspondent bank for general working capital needs. The $10 million line is unsecured, calls for variable interest payments and is payable on demand. This line is considered a secondary source of liquidity, and there were no balances outstanding at December 31, 2008 and 2007, respectively. During the quarter ended December 31, 2008, the Company was in non-compliance with two covenant requirements related to ratios involving non-performing asset levels. Both events of non-compliance were deemed waived by the correspondent bank and will be reset as part of the credit line renewal for 2009.

The Company previously maintained a commercial paper program whereby customers of the subsidiary bank(s) could invest in unrated commercial paper of the Company. Terms included a daily maturity and floating rate of interest. The commercial paper program was discontinued during the second quarter of 2008 and replaced with a depository product.

The average balance outstanding of short-term borrowings did not exceed 30 percent of stockholder’s equity during the year ended December 31, 2008.

The following table shows certain information regarding the Company’s short-term borrowings:

At or for the year ending December 31, 2007
Short-term borrowings:
Average balance outstanding	$71,545
Maximum amount outstanding at any month-end during the period	78,956
Balance outstanding at end of period	68,745
Average interest rate during the period	4.33%
Weighted average interest rate at end of period	3.53%

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 14. Stock-Based Compensation

Under the Company’s incentive stock option plan, the Company may grant options to purchase common stock or restricted share awards to its directors, officers and employees of up to 1,125,000 newly issued shares of the Company’s common stock. The plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of the grant. Such options vest over a five-year period and will expire in no more than ten years after the date of grant.

At December 31, 2008, the Company has one stock-based employee compensation plan. Share-based compensation expense of $1.7 million, $460 thousand and $420 thousand in the aggregate was recognized for the year ended December 31, 2008, 2007 and 2006, respectively, which related to the unvested portion of options to acquire shares of Company common stock and restricted shares granted prior to January 1, 2006. Pursuant to meeting change in control provisions under equity compensation expense for both FNB and VFG, an acceleration adjustment of $1.3 million related to the merger is included in expense for the year ended December 31, 2008. The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

For the year ended December 31, 2008 and 2007 the Company recognized $767 thousand and $233 thousand, respectively, in compensation expense related to the vesting of stock options. A summary of the stock option plan at December 31, 2008, 2007 and 2006 and changes during the years ended on those dates is as follows:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	239,671	$23.37	193,616	$21.17	149,150	$17.41
Acquired via merger	311,606	14.02	—	—	—	—
Granted	123,061	18.27	56,968	30.07	66,646	27.05
Forfeited	(4,893)	19.81	(4,680)	25.57	(4,457)	22.81
Expired	(22,936)	16.05	(3,033)	19.12	(2,500)	21.33
Exercised	(32,311)	10.68	(3,200)	9.73	(15,223)	10.63

Outstanding at end of year	614,198	$18.58	239,671	$23.37	193,616	$21.17

Exercisable at end of year	493,337		122,048		103,272

Weighted-average fair value per option of options granted during the year	$2.42		$5.54		$7.48

The aggregate intrinsic value of the options outstanding and currently exercisable as of December 31, 2008 was $1.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2008 and the exercise price, multiplied by the number of options outstanding). The weighted average remaining contractual life is 4.5 years for exercisable options at December 31, 2008.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

As of December 31, 2008, there was $238 thousand of total unrecognized compensation expense related to nonvested options, respectively, which will be recognized over a weighted-average period of approximately 2.7 years.

The actual tax benefit realized for the tax deductions from option exercises under the Plan for the twelve months ended December 31, 2008 and 2007 was $14 thousand and $4 thousand, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows

The following table summarizes nonvested restricted shares outstanding as of December 31, 2008 and the related activity during the year:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
Nonvested at January 1, 2008	30,537	$24.37	$453

Acquired via merger	16,356	17.30
Granted	35,701	16.31
Vested	46,893	21.90	$795

Forfeited	300	15.65

Nonvested at December 31, 2008	35,401	$16.31	$598

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid upon expiration of the restriction and issuance of the shares. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued. The Company expenses the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $913 thousand, $227 thousand and $210 thousand for each of the three years ended December 31, 2008, 2007 and 2006, respectively. The Company had 35,401 shares of restricted stock awarded and nonvested at December 31, 2008 with a total unrecognized compensation expense of $354 thousand, which will be recognized over a weighted-average period of approximately 1.8 years.

Note 15. Employee Benefit Plans

The Company and its banking subsidiary maintain several tax qualified and non-qualified employee benefit plans for employees, which are described below.

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 “ERISA”. The amount of benefits payable under the plan is determined by an employee’s period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. A participant who terminates employment with 2 or more years of service will be entitled to a benefit. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2003, and has approximately one hundred ten participants remaining in the plan. Additionally, the Company froze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees ceased. All retirement benefits earned in the pension plan as of December 31, 2008 have been preserved and all participants are fully vested in their benefit.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Prior to the merger and subsequent formation of the Company, FNB maintained a nonqualified post retirement benefit plan that contributed to the medical benefits of legacy FNB employees who retired prior to December 31, 2008. The Company froze participation in this plan during 2008 to include only participants that retired on or prior to December 31, 2008. These remaining participants are fully vested in their benefits. The accrual of future benefits for previously eligible participants ceased at this time and a gain of $1.3 million was recognized in conjunction with the curtailment of this plan.

All amounts related to the pension plan and the postretirement benefits plan are included in the other asset line item on the balance sheet.

Utilizing a measurement date of December 31, 2008 for the 2008 plan year and October 1, 2007 for the 2007 plan year (unless otherwise noted), information about the pension plan and postretirement benefits follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008
Change in Benefit Obligation
Benefit obligation, beginning (post retirement benefits assumed in merger)	$4,296	$4,371	$1,974
Service cost	180	173	203
Interest cost	326	266	120
Actuarial loss (gain)	21	(256)	(143)
Benefits paid	(566)	(258)	(46)
Amortization of prior service cost	—	—	(183)
Curtailment gain	(902)	—	(1,251)

Benefit obligation, ending	$3,355	$4,296	$674

Change in Plan Assets
Fair value of plan assets, beginning	$4,535	$3,970	$—
Actual (loss) return on plan assets	(1,181)	266	—
Employer contributions	1,527	557	46
Benefits paid	(566)	(258)	(46)

Fair value of plan assets, ending	$4,315	$4,535	$—

Funded status	$960	$239	$(674)
Unrecognized net actuarial gain	1,416	693	—
Unrecognized prior service (benefit)	—	(25)	—

Prepaid (liability) benefit cost included on balance sheet	$2,376	$907	$(674)

Accumulated benefit obligation	$3,355	$3,590	$674

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

	Pension Benefits		Postretirement Benefits
	2008	2007	2008
Amount Recognized in Consolidated Balance Sheets
Funded status asset	$960	$239	$(674)
Deferred tax asset	495	234	(27)
Accumulated other comprehensive income, net	921	434	(50)

Net amount recognized	$2,376	$907	$(751)

Information for pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$3,355	$4,296	$674

Accumulated benefit obligation	$3,355	$3,590	$674

Fair value of plan assets	$4,315	$4,535	$—

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008
Components of Net Periodic Benefit Cost
Service cost	$180	$173	$170	$203
Interest cost	326	266	245	120
Expected return on plan assets	(451)	(292)	(249)	—
Amortization of prior service cost	40	32	32	27
Recognized net actuarial gain	28	40	66	—
Amount recognized due to curtailment	(66)	—	—	(1,251)

Net periodic benefit cost (benefit)	$57	$219	$264	$(901)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008
Net actuarial loss (gain)	$1,074	$(149)	$(50)
Amortization of net gain	(18)	(26)
Amortization of prior benefit	(26)	(21)
Gain due to curtailment	(586)	—
Prior service cost	43	—

Accumulated other comprehensive income	$487	$(196)	$(50)

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Weighted-Average Assumptions for Benefit Obligation as of December 31,

	Pension Benefits		Postretirement Benefits
	2008	2007	2008
Discount Rate	6.25%	6.25%	6.25%
Expected Return on Plan Assets	8.50%	8.50%	N/A
Rate of Compensation Increase	4.00%	4.00%	N/A

Weighted-Average Assumptions for Net Periodic Benefit as of December 31,

	Pension Benefits		Postretirement Benefits
	2008	2007	2008
Discount Rate	N/A	6.00%	6.50%
Expected Return on Plan Assets	N/A	8.50%	N/A
Rate of Compensation Increase	N/A	4.00%	N/A

The Company selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because the pension plan assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

The pension plan’s weighted average asset allocations at December 31, 2008, and October 31, 2007, by asset category are as follows:

	Plan Assets
	2008	2007
Asset Category
Money Markets and Equivalents	56%	26%
Equity Securities	39%	68%
Debt Securities	5%	6%

Total	100%	100%

The long-term investment policy and strategies for the pension plan assets can best be described as a capital growth and with current cash income strategy. The target allocation for equities is 75% of the total portfolio through the use of large and mid capitalization companies. The remaining asset allocation is to fixed income investments and money market funds. The portfolio is diversified by limiting the holding in any one equity issue to no more than 5% of total equities and one industry to no more than 25%. Asset allocations at December 31, 2008 are materially different than that of the long-term strategy due to the current challenging economic conditions. All fixed income investments are rated as investment grade with the majority of the assets in corporate issues. The assets are managed by the Bank subsidiary’s Trust Division. The portfolio does not include any position in StellarOne Corporation.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

The Company does not anticipate making any contributions to the plan during 2009.

Estimated future benefit payments as appropriate, are as follows:

2009	$266
2010	378
2011	251
2012	278
2013	394
2014-2018	2,284

$3,851

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income as components of net periodic pension cost for fiscal year ended December 31, 2009 are $86 thousand and none, respectively.

Defined Contribution Plans

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

The Company has a contribution retirement plan covering certain employees. Contributions amounted to $589 thousand, $557 thousand, and $887 thousand for the three years ended December 31, 2008, respectively.

During 2008 the Company had a 401 (k) Savings Plan eligible to legacy VFG employees with matching contributions equal to 100% of the first 3% and 50% of the next 2% of salary reduction contributions made by the employee. The Company contributed a matching contribution of $571 thousand, $591 thousand, and $631 thousand for the three years ended December 31, 2008, respectively.

Additionally, during 2008 the Company had a 401(k) Savings Plan eligible to legacy FNB employees with matching contributions equal to 200% of the first 1% and 100% of the next 2% of salary reduction contributions made by the employee. The Company contributed a matching contribution of $557 thousand for the year ended December 31, 2008.

Beginning January 1, 2009 the Company aligned the contribution methodologies for these 401(k) Savings Plans. Participation in the plans is eligible to all full-time employees with matching contributions equal to 100% of the first 4% of salary reduction contributions made by the employee.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Deferred Compensation Plan

The Company also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control. The Board may make contributions at its discretion. The balance in this plan is recorded in both other assets and other liabilities on the Company’s consolidated balance sheet. The deferred compensation charged to expense totaled $59 thousand, $51 thousand, and $50 thousand for the three years ended December 31, 2008, respectively.

ESOP Plan

Prior to the merger and subsequent formation of the Company, FNB maintained an employee stock ownership plan for the benefit of certain employees the “FNB Corporation Employee Stock Ownership Plan and Trust”. The plan was for the benefit of and covered all full-time employees and certain part-time employees following the completion of one year of service, the attainment of age 21 and meeting a predetermined minimum yearly hour requirement. On February 28, 2008 the Company became the Plan Sponsor as a result of the merger. The ESOP invests substantially in the Company’s stock. The amount of shares allocated to each participant under the ESOP is based on a combination of the employee’s annual compensation and years of service. As of December 31, 2008 746,561 shares were held by the ESOP with no shares being unearned or unreleased. Compensation expense related to the ESOP totaled $544 thousand for the year ended December 31, 2008.

For purposes of EPS computations and in accordance with SOP 93-6, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. Forfeited shares are used to restore forfeited amounts, correct errors and pay for Plan and Trust administrative expenses. Effective January 1, 2008 participation in the plan was limited to those who were qualified employees as of December 31, 2007. No further contributions shall be made to the Plan for plan years beginning on January 1, 2009 or after that date. Due to the discontinuance of contributions to the Plan all shares became fully vested effective January 1, 2009.

Incentive Plan

During 2007 and 2006 the Company had an incentive plan under which employees receive compensation directly related to subsidiary and Company profitability and budget performance. Compensation under the plan was calculated under pre-determined guidelines set by the Board of Directors. The balance in this plan was recorded in other liabilities on the Company’s consolidated balance sheet. The amount charged to operations was $348 thousand, and $1.3 million, for the two years ended December 31, 2007, respectively. The Company did not have a corporate-wide incentive plan in place during 2008.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 16. Income Taxes

The components of the net deferred tax (liability) asset, included in the Consolidated Balance Sheets, are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$10,662	$5,279
Nonaccrual loan interest	469	52
Deferred compensation and personnel liabilities	1,296	1,193
Pension liability	468	234
Core deposit intangible	—	288
Accrued stock compensation	545	198

	13,440	7,244

Deferred tax liabilities:
Merger related fair value adjustments	7,233	—
Accrued pension asset	830	317
Securities available for sale	940	489
Premises and equipment	1,123	564
Deferred gain on property exchange “like kind”	404	404
FHLB stock dividend	—	59
Goodwill	1,702	1,378
Core deposit intangible	2,333	—
Other	99	127

	14,664	3,338

Net deferred tax (liability) asset	$(1,224)	$3,906

Income tax expense charged to operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Current tax expense	$1,121	$6,120	$8,499
Deferred tax expense (benefit)	2,527	733	(34)

	$3,648	$6,853	$8,465

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$4,571	35.0%	$8,349	35.0%	$9,818	35.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,389)	-10.6%	(1,217)	-5.1%	(1,131)	-4.0%
Nondeductible merger expenses	412	3.2%	55	0.2%	—	—
Other	54	0.3%	(334)	-1.4%	(222)	-0.8%

	$3,648	27.9%	$6,853	28.7%	$8,465	30.2%

The Company and its subsidiaries are subject to U.S. federal income tax as well as to Virginia bank franchise taxes. The Company has concluded all U.S. federal income tax matters for years through 2003, including acquisitions.

Note 17. Related Party Transactions

In the ordinary course of business, the Bank grants loans to principal officers, directors and subsidiaries of the Company.

Aggregate loan transactions with related parties were as follows:

	2008	2007
Beginning balance	$13,288	$18,655
New loans	18,955	33,168
Repayments	(17,242)	(38,535)

Ending balance	$15,001	$13,288

Total related party deposits held at the Company’s banking subsidiary were $9.4 million and $7.5 million at December 31, 2008 and 2007, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 18. Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

(Dollars in thousands, except per share information)	2008	2007	2006
Earnings per common share
Net income	$9,411	$17,002	$19,497
Preferred stock dividends	(53)	—	—

Net income available to common shareholders	9,358	17,002	19,497
Weigthed average common shares issued and outstanding	20,725,650	10,793,177	10,770,969

Earnings per common share	$0.45	$1.58	$1.81

Diluted earnings per common share
Net income available to common shareholders	$9,358	$17,002	$19,497
Weigthed average common shares issued and outstanding	20,725,650	10,793,177	10,770,969
Restricted stock	19,380	4,489	32,110
Stock options	49,097	19,461	40,277

Total diluted weigthed average common shares issued and outstanding	20,794,127	10,817,127	10,843,356

Diluted earnings per common share	$0.45	$1.57	$1.80

Stock options and restricted stock representing 349,559, 196,289 and 95,376 shares at December 31, 2008, 2007 and 2006, respectively, were not included in the calculation of earnings per common share as their effect would have been anti-dilutive. Additionally, in the current year outstanding warrants to purchase 302,623 shares of common stock associated with the U.S. Treasury Capital Purchase Program, were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations

Note 19. Commitments and Contingent Liabilities

The Company has noncancellable leases covering certain premises and equipment.

Total rent expense applicable to operating leases was $1.7 million, $764 thousand and $596 thousand for 2008, 2007 and 2006, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2009	$1,783
2010	1,568
2011	1,132
2012	995
2013	831
Thereafter	2,698

Total	$9,007

There are no material proceedings to which the Company or our subsidiaries are a party or by which, to the Company’s knowledge, we, or our subsidiaries, are threatened. All legal proceedings presently pending or threatened against the Company or our subsidiaries involve routine litigation incidental to the business of the Company or the subsidiaries involved and are not material in respect to the amount in controversy.

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

Note 20. Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the subsidiary bank to the Company. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined.

During 2008, the banking subsidiary paid $18.0 million in dividends to the Company. As of January 1, 2009, the aggregate amount of additional unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company without prior regulatory approval totaled $8.6 million or 2.2% of the consolidated net assets.

In addition, dividends paid by the subsidiary bank to the Company would be prohibited if the effect thereof would cause the subsidiary bank’s capital to be reduced below applicable minimum capital requirements.

Note 21. Financial Instruments with Off-Balance-Sheet Risk

The Company, through its banking subsidiary, is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2008 and 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
Commitments to extend credit	$543,460	$362,027

Standby letters of credit	31,040	11,110

Mortgage loans sold with potential recourse	137,262	54,770

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

The Company, through its banking subsidiary, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2008, the Company originated $112 million and sold $119 million to investors, compared to $120 million originated and $125 million sold in 2007. Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months. The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. At December 31, 2008, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $13 million and loans held for sale of $16 million. The Company has entered into commitments, on a best-effort basis to sell loans of approximately $29 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The amount on deposit at December 31, 2008 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $2.1 million.

Note 22. Fair Value of Financial Instruments and Interest Rate Risk

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December31, 2008 are summarized below (In thousands).

	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$327,173	$2,015	$325,158	$—

Total assets at fair value	$327,173	$2,015	$325,158	$—

Other liabilities (1)	$2,431	$2,431	$—	$—

Total liabilities at fair value	$2,431	$2,431	$—	$—

(1)	Includes liabilities associated with deferred compensation plans

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2008 are included in the table below (In thousands).

	Total	Level 1	Level 2	Level 3
Loans - impaired loans	$58,705	$—	$26,901	$31,804
Loans held for sale - mortgage	15,847	—	15,847	—
Loans held for sale - other assets	724	—	—	724
Foreclosed assets	4,627	—	1,801	2,826

Total assets at fair value	$79,903	$—	$44,549	$35,354

Total liabilities at fair value	$—	$—	$—	$—

The Company had no recurring level 3 assets or liabilities at any time during 2008.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Short-term Borrowings

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

At December 31, 2008, and 2007, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$115,529	$115,529	$41,793	$41,793
Investment securities	328,093	328,096	230,226	230,240
Mortgage loans held for sale	15,847	15,847	5,354	5,354
Loans, net	2,234,122	2,248,579	1,212,595	1,207,628
Accrued interest receivable	10,230	10,230	7,747	7,747

Financial liabilities:
Deposits	$2,323,108	$2,340,791	$1,142,547	$1,142,222
Federal funds purchased and securities sold under agreements to repurchase	699	699	20,000	20,000
Federal Home Loan Bank advances	187,700	195,955	169,000	169,977
Subordinated debt	32,991	33,086	20,619	20,619
Commercial paper/Other borrowings	—	—	69,637	69,637
Accrued interest payable	5,476	5,476	3,555	3,555

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands, except share data)

Note 23. Regulatory Matters

The Company (on a consolidated basis) and the subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect o n the Company’s and subsidiary bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2008 and 2007, the Company and subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the institution’s category.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$374,976	15.37%	$195,224	8.00%	N/A	N/A
StellarOne Bank	$321,089	13.29%	$193,280	8.00%	$241,600	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$344,802	14.13%	$97,612	4.00%	N/A	N/A
StellarOne Bank	$290,886	12.04%	$96,640	4.00%	$144,960	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$344,802	12.00%	$114,976	4.00%	N/A	N/A
StellarOne Bank	$290,886	10.19%	$114,149	4.00%	$142,686	5.00%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$179,877	13.22%	$108,884	8.00%	N/A	N/A
Second Bank & Trust	$75,074	12.97%	$46,318	8.00%	$57,898	10.00%
Planters Bank & Trust	$94,719	12.49%	$60,669	8.00%	$75,836	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$164,795	12.11%	$54,442	4.00%	N/A	N/A
Second Bank & Trust	$68,515	11.83%	$23,159	4.00%	$34,739	6.00%
Planters Bank & Trust	$86,196	11.37%	$30,335	4.00%	$45,502	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$164,795	10.56%	$62,421	4.00%	N/A	N/A
Second Bank & Trust	$68,515	9.71%	$28,237	4.00%	$35,297	5.00%
Planters Bank & Trust	$86,196	10.78%	$31,985	4.00%	$39,982	5.00%

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 24. Parent Company Only Financial Statements

STELLARONE CORPORATION

(Parent Company Only)

Balance Sheets

December 31, 2008 and 2007

	2008	2007

Assets

Cash and due from banks	$33,338	$10,716
Securities available for sale	1,352	56,323
Investment in subsidiaries	375,721	173,322
Premises and equipment, net	7,063	2,496
Income taxes receivable	—	481
Accrued interest receivable	—	552
Bank owned life insurance	4,103	3,911
Deferred income tax asset	578	627
Other assets	11,025	7,072

Total assets	$433,180	$255,500

Liabilities

Subordinated debt	$32,991	$20,619
Short-term borrowings	—	68,745
Other liabilities	5,404	3,368

Total liabilities	38,395	92,732

Stockholders’ Equity

Preferred stock	28,121	—
Common stock	22,605	10,796
Additional paid-in capital	229,522	34,488
Retained earnings	113,661	117,009
Accumulated other comprehensive income, net	876	475

Total stockholders’ equity	394,785	162,768

Total liabilities and stockholders’ equity	$433,180	$255,500

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

STELLARONE CORPORATION

(Parent Company Only)

Statements of Income

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Income
Dividends from subsidiaries	$18,000	$13,950	$12,500
Interest on investments
Taxable	966	2,869	2,099
Nontaxable	169	334	33
Dividends	24	45	30
Management fee income	26,030	14,168	13,016
Losses on sale of fixed assets	(22)	(78)	—
Gains (losses) on sale of securities	185	67	(18)
Miscellaneous income	352	469	219

Total income	45,704	31,824	27,879

Expenses
Compensation and employee benefits	18,370	9,655	9,127
Supplies and equipment	3,085	1,573	1,544
Professional fees	1,342	658	585
Director fees	352	263	265
Interest	2,595	4,824	3,911
Other operating expenses	7,715	2,581	2,419

Total expenses	33,459	19,554	17,851

Income before income tax benefit and undistributed equity in subsidiary	12,245	12,270	10,028

Income tax benefit	1,141	711	917

Income before undistributed equity in subsidiary	13,386	12,981	10,945

Undistributed equity in subsidiary	(3,975)	4,021	8,552

Net income	$9,411	$17,002	$19,497

Basic net income per common share available to common shareholders	$0.45	$1.58	$1.81

Diluted net income per common share available to common shareholders	$0.45	$1.57	$1.80

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

STELLARONE CORPORATION

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$9,411	$17,002	$19,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,622	876	854
Deferred tax benefit	49	(52)	(24)
Employee benefit plan expense	14	54	80
Stock-based compensation expense	1,381	499	420
Losses on sale of premises and equipment	22	78	—
Gain on sales of securities available for sale	(185)	(67)	—
Amortization of security premiums and accretion of discounts, net	1	(111)	(278)
Equity in undistributed income of subsidiary(ies)	3,975	(4,021)	(8,552)
Income on bank owned life insurance	(192)	(181)	(85)
Decrease (increase) in taxes receivable	481	(170)	(289)
Decrease (increase) in accrued interest receivable	552	(19)	(503)
Decrease (increase) in other assets	556	(1,586)	(1,535)
Decrease in other liabilities	(2,273)	(905)	(1,124)

Net cash provided by operating activities	15,414	11,397	8,461

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	185	—	—
Proceeds from maturities and principal payments of securities available for sale	54,286	38,818	15,000
Purchase of securities available for sale	(4)	(53,439)	(49,382)
Purchase of premises and equipment	(1,897)	(1,788)	(594)
Proceeds from sale of premises and equipment	43	1	74
Purchase of bank owned life insurance	—	—	(3,645)
Capital contributed to subsidiary	—	—	(7,000)
Cash acquired in merger	5,615	—	—

Net cash provided (used) in investing activities	58,228	(16,408)	(45,547)

Cash Flows from Financing Activities
Net (decrease) increase in commercial paper	(68,745)	10,113	34,152
Proceeds from issuance of preferred stock	30,000	—	—
Proceeds from exercise of stock options	339	31	277
Cash dividends paid	(12,614)	(6,917)	(6,634)

Net cash (used) provided by financing activities	(51,020)	3,227	27,795

Increase (decrease) in cash and cash equivalents	22,622	(1,784)	(9,291)

Cash and Cash Equivalents
Beginning	10,716	12,500	21,791

Ending	$33,338	$10,716	$12,500

STELLARONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 25. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2008 and 2007 are summarized below:

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$30,628	$44,052	$41,938	$39,618
Interest expense	13,113	14,719	15,120	14,869
Net interest income	17,515	29,333	26,818	24,749
Provision for loan losses	953	2,835	6,000	11,000
Total net interest income after provision	16,562	26,498	20,818	13,749
Non interest income	5,165	7,647	5,084	6,396
Non interest expense	19,038	24,609	23,159	22,054
Income (loss) before income taxes	2,689	9,536	2,743	(1,909)
Provision for income taxes (benefit)	602	3,396	714	(1,064)
Net income (loss)	$2,087	$6,140	$2,029	$-845
Net income (loss) per share
basic	$0.14	$0.27	$0.09	$(0.04)
diluted	$0.14	$0.27	$0.09	$(0.04)

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Interest income	$24,947	$25,066	$24,714	$24,431
Interest expense	10,592	10,151	10,312	10,335
Net interest income	14,355	14,915	14,402	14,096
Provision for loan losses	165	0	200	1,674
Total net interest income after provision	14,190	14,915	14,202	12,422
Non interest income	3,769	4,110	4,121	4,969
Non interest expense	12,228	12,628	12,252	11,733
Income before income taxes	5,731	6,397	6,071	5,658
Provision for income taxes	1,713	1,856	1,748	1,537
Net income	$4,018	$4,541	$4,323	$4,121
Net income per share
basic	$0.37	$0.42	$0.40	$0.38
diluted	$0.37	$0.42	$0.40	$0.38

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2008 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of

StellarOne Corporation and subsidiaries

We have audited StellarOne Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). StellarOne Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on StellarOne Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, StellarOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of StellarOne Corporation and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 13, 2009

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company is contained in the Company’s 2009 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2009 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. Information with respect to the Company’s Audit and Compliance Committee, its audit committee financial expert and executive officers are contained in the Company’s 2009 Proxy Statement under the caption “Corporate Governance and Other Matters,” and is incorporated herein by reference.

The Company has adopted a code of ethics for its principal executive officer and chief financial officer as well as a Directors Code of Professional Conduct for its directors. These documents can be found under corporate “Investor Relations - Governance Documents” at http://www.stellarone.com. Stockholders may request a free printed copy of each from:

StellarOne Corporation

Attention: Investor Relations

590 Peter Jefferson Parkway, Suite 250

Charlottesville, Virginia 22911

Audit and Compliance Committee Financial Expert

The Board of Directors has determined that Jan S. Hoover, Vice Chairperson of the Audit and Compliance Committee, is a financial expert and is independent under the rules of the Securities Exchange Act of 1934 and NASDAQ Stock Market, Inc. as currently in effect.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2009 Proxy Statement, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership of Directors and Executive Officers” in the 2009 Proxy Statement, and is incorporated herein by reference. The information in the 2009 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2009 Proxy Statement, and is incorporated herein by reference. Information on director independence is set forth under “Director Independence” section in the 2009 Proxy Statement, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2009 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The financial statements are filed as part of this report under Item 8 – “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 30, 2007)

3.1(a)	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 23, 2008)

3.1	Articles of Incorporation of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 28, 2008)

3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 28, 2008)

4.1	Warrant to Purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2008)

10.1	Employment Agreement between StellarOne Corporation and William P. Heath, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 4, 2007)

10.2	Employment Agreement between StellarOne Corporation and O. R. Barham, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 4, 2007)

Exhibit No.	Description of Exhibit

10.3	Employment Agreement between StellarOne Corporation and Litz H. Van Dyke, dated August 28, 2007. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 4, 2007)

10.4	Employment Agreement between StellarOne Corporation and Jeffrey W. Farrar, dated August 28, 2007. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 4, 2007)

10.5	Employment Agreement between StellarOne Corporation and Gregory W. Feldmann, dated August 28, 2007. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 4, 2007)

10.6	Non-Competition Agreement between StellarOne Corporation and William P. Heath, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 4, 2007)

10.7	StellarOne Corporation Stock Incentive Plan, dated January 18, 2002. (incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002)

10.8	Non-Qualified Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 15, 2005)

10.9	Non-Qualified Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 15, 2005)

10.10	StellarOne Corporation Executive Incentive Plan dated March 1, 2005. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 15, 2005)

10.11	Schedule of StellarOne Corporation Non-Employee Directors’ Annual Compensation

10.12	Schedule of 2009 Base Salaries for Named Executive Officers of StellarOne Corporation

10.13	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2008)

11.0	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

21.0	Subsidiary of Registrant.

Exhibit No.	Description of Exhibit

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StellarOne Corporation	StellarOne Corporation
Charlottesville, Virginia	Charlottesville, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Principal Accounting Officer
Date: March 16, 2009	Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ William P. Heath, Jr.	Chairman of the	March 16, 2009
William P. Heath, Jr.	Board of Directors

/s/ O.R. Barham, Jr.	President and	March 16, 2009
O.R. Barham, Jr.	Chief Executive Officer

/s/ Jeffrey W. Farrar	Executive Vice President	March 16, 2009
Jeffrey W. Farrar	and Principal Accounting
Officer

/s/ Lee S. Baker	Director	March 16, 2009
Lee S. Baker

/s/ Glen C. Combs	Director	March 16, 2009
Glen C. Combs

/s/ Beverly E. Dalton	Director	March 16, 2009
Beverly E. Dalton

/s/ Gregory L. Fisher	Director	March 16, 2009
Gregory L. Fisher

/s/ Christopher M. Hallberg	Director	March 16, 2009
Christopher M. Hallberg

/s/ F. Courtney Hoge	Director	March 16, 2009
F. Courtney Hoge

/s/ Jan S. Hoover	Director	March 16, 2009
Jan S. Hoover

/s/ Steven D. Irvin	Director	March 16, 2009
Steven D. Irvin

/s/ Martin F. Lightsey	Director	March 16, 2009
Martin F. Lightsey

/s/ P. William Moore, Jr.	Director	March 16, 2009
P. William Moore, Jr.

/s/ Harold K. Neal	Director	March 16, 2009
Harold K. Neal

/s/ H. Wayne Parrish	Director	March 16, 2009
H. Wayne Parrish

/s/ Charles W. Steger	Director	March 16, 2009
Charles W. Steger

/s/ Raymond D. Smoot, Jr.	Director	March 16, 2009
Raymond D. Smoot, Jr.

/s/ Thomas F. Williams, Jr.	Director	March 16, 2009
Thomas F. Williams, Jr.

/s/ Jon T. Wyatt	Director	March 16, 2009
Jon T. Wyatt