Form 10-Q
period 2009-03-31
StellarOne CORP
filed 2009-05-08
CIK 1036070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

As of May 4, 2009 there were 22,701,393 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	MARCH 31, 2009	DECEMBER 31, 2008
	(unaudited)
ASSETS
Cash and due from banks	$48,715	$66,239
Federal funds sold	52,240	3,837
Interest-bearing deposits in banks	43,578	45,453

Cash and cash equivalents	144,533	115,529
Investment securities (fair value: 2009, $324,640; 2008, $328,096)	324,633	328,093
Mortgage loans held for sale	38,175	15,847
Loans receivable, net of allowance for loan losses, 2009, $35,319; 2008, $30,464)	2,229,196	2,234,122
Premises and equipment, net	86,171	89,022
Accrued interest receivable	10,095	10,230
Core deposit intangibles, net	9,828	10,266
Goodwill	74,880	74,582
Bank owned life insurance	29,207	28,903
Foreclosed assets	4,207	4,627
Other assets	46,004	45,293

Total assets	$2,996,929	$2,956,514

LIABILITIES
Deposits:
Noninterest-bearing	$314,763	$307,621
Interest-bearing	2,071,565	2,015,487

Total deposits	2,386,328	2,323,108
Short-term borrowings	477	699
Federal Home Loan Bank advances	170,083	187,700
Subordinated debt	32,991	32,991
Accrued interest payable	5,120	5,476
Deferred income tax liability	385	1,224
Other liabilities	9,220	10,531

Total liabilities	2,604,604	2,561,729

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	—	—
Preferred stock; $1,000 liquidation preference; 30,000 shares issued and outstanding;	28,139	28,121
Common stock, $1 par value; 25,000,000 shares authorized; 2009: 22,630,636 shares issued and outstanding; 2008: 22,605,063 shares issued and outstanding	22,631	22,605
Additional paid-in capital	229,805	229,522
Retained earnings	109,738	113,661
Accumulated other comprehensive income, net	2,012	876

Total stockholders’ equity	392,325	394,785

Total liabilities and stockholders’ equity	$2,996,929	$2,956,514

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$32,492	$27,262
Federal funds sold and deposits in other banks	18	199
Investment securities:
Taxable	2,574	2,062
Tax exempt	848	837
Dividends	199	268

Total interest income	36,131	30,628

Interest Expense
Deposits	11,651	10,205
Federal funds purchased and securities sold under agreements to repurchase	3	55
Federal Home Loan Bank advances	1,562	1,907
Subordinated debt	357	467
Short-term borrowings	7	479

Total interest expense	13,580	13,113

Net interest income	22,551	17,515
Provision for loan losses	7,750	953

Net interest income after provision for loan losses	14,801	16,562

Noninterest Income
Retail banking fees	3,711	2,567
Commissions and fees from fiduciary activities	758	803
Brokerage fee income	253	414
Mortgage banking-related fees	1,424	871
Losses on sale of foreclosed assets	(265)	(500)
Gains on sale of premises and equipment	199	38
Gains on sale of securities available for sale	2	32
Income from bank owned life insurance	304	192
Other operating income	591	748

Total noninterest income	6,977	5,165

Noninterest Expense
Compensation and employee benefits	10,526	11,168
Net occupancy	2,091	1,160
Supplies and equipment	1,962	1,541
Amortization-intangible assets	438	161
Marketing	240	417
State franchise taxes	596	395
FDIC insurance	1,105	47
Data processing	1,036	1,084
Professional fees	504	574
Telecommunications	467	289
Other operating expenses	3,259	2,202

Total noninterest expense	22,224	19,038

(Loss) income before income taxes	(446)	2,689
Income tax (benefit) expense	(592)	602

Net income	146	2,087
Preferred stock dividends	(370)	—
Accretion of preferred stock discount	(74)	—

Net (loss) income available to common shareholders	$(298)	$2,087

Basic net (loss) income per common share available to common shareholders	$(0.01)	$0.14

Diluted net (loss) income per common share available to common shareholders	$(0.01)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands, except per share data)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, January 1, 2008	$—	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	—	—	—	2,087	—	$2,087	2,087
Other comprehensive income net of tax:
Unrealized holding gains arising during the period (net of tax of $1,626)	—	—	—	—	—	3,020	—
Reclassification adjustment (net of tax of $11)	—	—	—	—	—	21	—
Change in funded status of pension plans	—	—	—	—	—	134

Other comprehensive income	—	—	—	—	3,175	3,175	3,175

Total comprehensive income	—	—	—	—	—	$5,262	—

Cash dividends ($.16 per share)	—	—	—	(1,728)	—		(1,728)
Common stock issued in Merger (11,748,933 shares)	—	11,749	189,382	—	—		201,131
Stock-based compensation expense associated with Merger (30,537 shares)	—	31	1,107	—	—		1,138
Exercise of stock options (2,274 shares)	—	2	14	—	—		16

Balance, March 31, 2008	$—	$22,578	$224,991	$117,368	$3,650		$368,587

Balance, January 1, 2009	$28,121	$22,605	$229,522	$113,661	$876		$394,785
Comprehensive income:
Net income	—	—	—	146	—	$146	146
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $612)	—	—	—	—	—	1,135	—
Reclassification adjustment (net of tax of $1)	—	—	—	—	—	1	—

Other comprehensive income	—	—	—	—	1,136	1,136	1,136

Total comprehensive income	—	—	—	—	—	$1,282	—

Cash dividends paid or accrued Common ($.16 per share)	—	—	—	(3,625)	—		(3,625)
Preferred cummulative 5%	—	—	—	(370)	—		(370)
Accretion on preferred stock discount	74	—	—	(74)	—		—
Preferred stock issuance costs	(56)	—	—	—	—		(56)
Stock-based compensation expense (1,074 shares)	—	1	70	—	—		71
Exercise of stock options (24,499 shares)	—	25	213	—	—		238

Balance, March 31, 2009	$28,139	$22,631	$229,805	$109,738	$2,012		$392,325

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$146	$2,087
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,598	1,188
Amortization of intangible assets	438	161
Provision for loan losses	7,750	953
Deferred tax (benefit) expense	(1,451)	2,319
Employee benefit plan expense	—	52
Stock-based compensation expense	72	1,138
Losses on foreclosed assets	265	500
(Gains) losses on sale of premises and equipment	(199)	38
Gains on sale of securities available for sale	(2)	(32)
Mortgage banking-related fees	(1,424)	(871)
Proceeds from sale of mortgage loans	105,602	23,803
Origination of mortgage loans for sale	(126,506)	(17,200)
Amortization of securities premiums and accretion of discounts, net	(680)	101
Income on bank owned life insurance	(304)	(192)
Changes in assets and liabilities:
Decrease in accrued interest receivable	135	662
Decrease (increase) in other assets	438	(3,868)
Decrease in accrued interest payable	(356)	(663)
Decrease in other liabilities	(1,450)	(13,942)

Net cash used in operating activities	$(15,928)	$(3,766)

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$22,481	$54,172
Proceeds from sales and calls of securities available for sale	5,762	10,080
Purchase of securities available for sale	(23,264)	(49,875)
Net increase in loans	(2,481)	(3,171)
Proceeds from sale of premises and equipment	641	363
Purchase of premises and equipment	(796)	(1,855)
Proceeds from sale of foreclosed assets	754	162
Cash acquired in merger	—	45,146

Net cash provided by investing activities	$3,097	$55,022

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$51,402	$19,598
Net increase (decrease) in certificates of deposit	11,948	(7,627)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(222)	(20,627)
Proceeds from Federal Home Loan Bank advances	—	67,500
Principal payments on Federal Home Loan Bank advances	(17,617)	(34,005)
Net increase in commercial paper	—	5,564
Net decrease in short-term borrowings	—	(542)
Proceeds from exercise of stock options	238	16
Payment of preferred stock issuance costs	(56)	—
Cash dividends paid	(3,858)	(1,728)

Net cash provided by financing activities	$41,835	$28,149

Increase in cash and cash equivalents	$29,004	$79,405

Cash and Cash Equivalents
Beginning	115,529	41,793

Ending	$144,533	$121,198

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$598	$1,504

Common stock issued in Merger	$—	$203,222

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia. Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation. On February 28, 2008, Virginia Financial Group, Inc (“VFG”) and FNB Corporation (“FNB”) merged and changed the surviving corporation’s name to StellarOne Corporation. The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008. The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008, the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three month period ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Participation in U.S. Treasury Capital Purchase Program “CPP”

On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the CPP. Additionally, the Company issued 302,623 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share. Proceeds from this sale of preferred stock have been used to support general lending activities and provide liquidity for mortgage modification and builder loan programs. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve at par value plus accrued and unpaid dividends.

As noted $1.9 million was assigned to the common stock warrants based on their relative fair value, accordingly, $28.1 million has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $30 million over the next five years.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Loans Receivable

The Company’s loan portfolio is composed of the following (In thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Real estate loans:
Construction and land development	$371,727	$380,833
Secured by 1-4 family residential	718,142	706,727
Commercial and multifamily	887,813	876,649
Commercial, financial and agricultural loans	218,123	225,637
Consumer loans	53,536	60,042
All other loans	13,808	13,403

Total loans	2,263,149	2,263,291
Deferred loan costs	1,366	1,295
Allowance for loan losses	(35,319)	(30,464)

Net loans	$2,229,196	$2,234,122

4.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
	(unaudited)		(unaudited)
Balance, beginning	$30,464	$15,082	$15,082
Provisions for loan losses	7,750	20,787	953
Loans charged off	(3,442)	(18,191)	(618)
Recoveries	547	1,247	81

Net charge-offs	(2,895)	(16,944)	(537)
Allowance acquired via acquisition	—	11,539	11,539

Balance, ending	$35,319	$30,464	$27,037

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information about impaired loans as of the periods indicated is as follows (In thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Impaired loans for which an allowance has been provided	$45,450	$34,055
Impaired loans for which an allowance has not been provided	6,339	24,650

Total impaired loans	$51,789	$58,705

Allowance provided for impaired loans, included in the allowance for loan losses	$13,049	$5,503

5.	(Loss) Earnings Per Share

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2009 and 2008. Potential dilutive stock had no effect on (loss) income available to common stockholders for the three month period.

(In thousands, except per share amounts)	March 31, 2009	March 31, 2008
	(unaudited )	(unaudited	)
Net income	$146	$2,087
Less:
Preferred stock dividends	(370)	—
Accretion of preferred stock discount	(74)	—

Net (loss) income available to common shareholders (numerator)	$(298)	$2,087

(Loss) earnings per common share
Weighted average common shares outstanding (denominator)	22,619,426	15,077,544

(Loss) earnings per common share	$(0.01)	$0.14

Diluted (loss) earnings per common share
Weighted average common shares issued and outstanding	22,619,426	15,077,544
Add:
Restricted stock	—	6,561
Incentive stock options	—	15,085
Stock options	—	57,070

Diluted weighted average common shares outstanding (denominator)	22,619,426	15,156,260

Diluted (loss) earnings per common share	$(0.01)	$0.14

Due to the loss available to common shareholders in 2009, all unvested restricted stock and stock options would have been anti-dilutive and were not included in the three month calculation for 2009. In 2008, stock options representing 281,412 shares were not included in the three month calculation of earnings per share as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stock-Based Compensation

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

Included within compensation and employee benefits expense for the three month period ended March 31, 2009 and 2008 is $125 thousand and $1.40 million of stock-based compensation, respectively. An acceleration adjustment of $1.3 million related to the merger is included in compensation and employee benefit expense for the three month period ended March 31, 2008.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Fair value was estimated using the Black-Scholes option pricing model with the following assumptions for: option term until exercise of approximately 4.5 to 6.5 years, volatility ranging from 24.3 to 28.6%, risk-free interest rate of 1.90% to 2.68% and an expected dividend yield of 3.7% to 4.3%.

A summary of the stock option plan at March 31, 2009 and 2008 and changes during the periods ended on those dates are as follows:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1	614,198	$18.58	239,671	$23.37
Acquired via merger	—	—	311,606	14.02
Granted	17,392	12.78	27,000	15.51
Forfeited	—	—	(2,852)	23.33
Expired	—	—	—	—
Exercised	(24,499)	9.73	(2,274)	9.73

Outstanding, March 31,	607,091	$18.69	573,151	$17.46

Exercisable, March 31,	473,798		578,519

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of the options outstanding as of March 31, 2009 was $268 thousand. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2009 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of the options currently exercisable as of March 31, 2009 was $268 thousand. The weighted average remaining contractual life is 4.4 years for exercisable options at March 31, 2009.

The following table summarizes nonvested restricted shares outstanding as of March 31, 2009 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted- Average Grant- Date Fair Value	(In thousands) Total Intrinsic Value
Nonvested at January 1, 2009	35,401	$16.31	$598

Granted	19,098	12.64
Vested & Exercised	(1,074)	16.87	$(18)

Forfeited	—	—

Nonvested at March 31, 2009	53,425	$16.31	$636

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2009 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Restricted Stock	Total
For the remaining nine months of 2009	$53	$151	$204
For year ended December 31, 2010	71	146	217
For year ended December 31, 2011	71	97	168
For year ended December 31, 2012	71	54	125
For year ended December 31, 2013	24	44	68
For year ended December 31, 2014	1	3	4

Total	$291	$495	$786

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Fair Value Option and Fair Value Measurements

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This guidance was considered in determining the fair value of financial assets for the Company as of March 31, 2008.

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$324,640	$1,661	$322,979	$—

Total assets at fair value	$324,640	$1,661	$322,979	$—

Other liabilities (1)	$2,418	$2,418	$—	$—

Total liabilities at fair value	$2,418	$2,418	$—	$—

(1)	Includes liabilities associated with deferred compensation plans

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market whose fair value was recognized to be below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2009 are included in the table below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Loans - impaired loans	$51,789	$—	$31,508	$20,281
Loans held for sale - mortgage	38,175	—	38,175	—
Loans held for sale - other assets	279	—	—	279
Foreclosed assets	4,207	—	2,200	2,007

Total assets at fair value	$94,450	$—	$71,883	$22,567

Total liabilities at fair value	$—	$—	$—	$—

8.	Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction that is, between market participants at the measurement date under current market conditions with the assumption that the sale is not a forced liquidation or distressed sale. FSP No. FAS 157-4 is effective for fiscal years and interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Corporation has not elected to adopt FSP No. FAS 157-4 early and upon adoption this FSP is not expected to have a significant effect on the Corporation’s consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require, on an interim basis, disclosures about the fair value of financial instruments for public entities, and to improve the transparency and quality of information provided to financial statement users by increasing the frequency of disclosures about fair value. The FSP applies to financial instruments within the scope of FASB Statement 107, Disclosures about Fair Value of Financial Instruments, held by publicly traded companies, as defined in AICPA Accounting Principles Board Opinion 28, Interim Financial Reporting. Previously, the disclosure was required only in annual financial statements. FSP No. FAS 107-1 and APB 28-1is effective for fiscal years and interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Corporation will include these disclosures in the notes to the consolidated financial statements on a quarterly basis beginning in the second quarter of 2009.

In April 2009, the FASB issued proposed FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which makes existing other-than-temporary impairment guidance pertaining to debt securities more operational and improves the presentation of other-than-temporary impairments in the financial statements. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholders’ equity, if the entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation has not elected early adoption of FSP FAS 115-2 and FAS 124-2 as it only addresses disclosure requirements and upon adoption this guidance is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Adoption of this FSP had no effect on the Corporation’s consolidated financial statements, but will be utilized to determine useful lives of intangibles associated with any future acquisitions.

In February 2008, FASB issued FSP 140-3 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” This FSP addresses the accounting for a transfer of a financial asset and a repurchasing financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those years. Adoption of this FSP did not have a significant effect on the Corporation’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Adoption of SFAS No. 160 did not have a significant effect on the Corporation’s consolidated financial statements.

9.	Subsequent Event

Subsequent to March 31, 2009, the shareholders of StellarOne Corporation approved increasing the number of authorized shares from 25,000,000 shares to 35,000,000 shares during the annual meeting held on April 28, 2009.

STELLARONE CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of StellarOne Corporation (“StellarOne,” or the “Company”) and its affiliates. This discussion and analysis should be read in conjunction with the financial statements and footnotes appearing elsewhere in this report.

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, StellarOne is one of the largest independent commercial bank holding companies headquartered in the Commonwealth of Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia. Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation. The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008. The organization has a network of sixty-one full-service financial centers, one loan production office, and sixty-six ATMs stretching from the New River Valley, Roanoke Valley, Shenandoah Valley and Central and North Central Virginia.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There are a total of nineteen (19) securities that had unrealized losses for 12 months or more as of March 31, 2009 totaling $1.9 million. StellarOne has the ability and intent to hold these securities for the time thought to be necessary to recover its cost, and does not consider them to be other-than-temporarily impaired.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $438 thousand and $161 thousand for the three months ended March 31, 2009 and 2008, respectively.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets. Additionally we refer and define core margin below. These are non-GAAP financial measures that we believe provide investors with important information regarding our operational efficiency and margin production. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP.

Results of Operations

The Company’s earnings for the first quarter of 2009 were $146 thousand, or a net loss available to common shareholders of $298 thousand, or $0.01 per diluted common share. Those results compare to net income of $2.1 million, or diluted earnings per share of $0.14 during the same period in the prior year, and reflect improvement on a linked quarter basis to the net loss to common shareholders of $898 thousand or $0.04 per diluted common share for the fourth quarter of 2008. The results for the first quarter of 2009 included a provision for loan losses of $7.8 million related primarily to increased specific reserves within the residential real estate development portfolio.

Net Interest Income

Core net interest margin was down $1.7 million or 6.9% compared to $23.7 million for the fourth quarter of 2008 and up $4.0 million or 22.5% when compared to $18.0 million for the same quarter in 2008. Including the effect of purchase accounting adjustments, net interest income amounted to $23.1 million for the first quarter of 2009, down $557 thousand or 2.4% compared to $23.7 million for the fourth quarter of 2008. The core net interest margin, was 3.36% for the first quarter, compared to 3.55% for the fourth quarter 2008 and down 39 basis points compared to 3.75% for the same quarter in 2008. Including the effects of purchase accounting adjustments, the net interest margin was 3.52% for the quarter, compared to 3.80% for the fourth quarter of 2008 and 3.75% for the first quarter of 2008.

The compression noted continues to be yield driven, with the average yield on earning assets decreasing 44 basis points to 5.59% as compared to 6.03% for the fourth quarter of 2008. The pricing structure for approximately 36% of the company’s loan portfolio continues to be tied to the LIBOR and Prime rate indices. Both of these indices declined significantly during the fourth quarter of 2008 and the first quarter of 2009 and are much lower when compared to the first quarter of 2008. This has triggered a lower rate of return on the company’s variable rate loan products resulting in decreased yield. In addition, reversal of interest accruals associated with the increase in nonperforming loans had an impact of approximately 3 basis points on loan yields for the period. The cost of interest bearing liabilities contracted 16 basis points from 2.61% during the fourth quarter of 2008 to 2.45% during the first quarter of 2009, but remained much less sensitive to repricing when compared to interest earning assets.

Stabilization of the margin will most likely occur late in the year, but modest compression of core margin is expected as the rate of improvement in the cost of funds slows, loan yields continue to be negatively impacted by the short-term rate reductions, loan growth remains minimal due to market conditions, and the positive effects of amortizing the purchase adjustments continue to lessen.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended March 31, (unaudited)
	2009			2008
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates
Assets
Loans receivable, net	$2,284,456	$32,599	5.79%	$1,627,999	$27,300	6.73%
Investment securities
Taxable	228,397	2,773	4.86%	202,373	2,341	4.58%
Tax exempt	83,630	1,305	6.24%	84,337	1,287	6.04%

Total investments	312,027	4,078	5.23%	286,710	3,628	5.01%

Interest bearing deposits	50,542	9	0.07%	375	3	3.16%
Federal funds sold	17,307	9	0.21%	17,396	183	4.16%

	379,876	4,096	4.31%	304,481	3,814	4.96%

Total earning assets	2,664,332	$36,695	5.59%	1,932,480	$31,114	6.46%

Total nonearning assets	287,888			167,740

Total assets	$2,952,220			$2,100,220

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Interest checking	$516,475	$1,397	1.10%	$305,030	$1,096	1.44%
Money market	235,150	830	1.43%	131,175	665	2.03%
Savings	188,399	410	0.88%	127,065	338	1.07%
Time deposits:
Less than $100,000	762,657	6,060	3.22%	513,723	5,298	4.14%
$100,000 and more	324,093	2,954	3.70%	255,407	2,808	4.41%

Total interest-bearing deposits	2,026,774	11,651	2.33%	1,332,400	10,205	3.07%

Federal funds purchased and securities soldunder agreements to repurchase	344	3	3.49%	5,444	55	4.00%
Federal Home Loan Bank advances and other borrowings	184,321	1,568	3.40%	186,298	1,907	4.05%
Subordinated debt	32,991	357	4.33%	24,426	467	7.56%
Commercial paper	—	—	N/A	74,261	479	2.55%

	217,656	1,928	3.54%	290,429	2,908	3.96%

Total interest-bearing liabilities	2,244,430	13,579	2.45%	1,622,829	13,113	3.23%

Total noninterest-bearing liabilities	313,799			257,072

Total liabilities	2,558,229			1,879,901
Stockholders’ equity	393,991			220,319

Total liabilities and stockholders’ equity	$2,952,220			$2,100,220

Net interest income (tax equivalent)		$23,116			$18,001

Average interest rate spread			3.14%			3.23%
Interest expense as percentage of average earning assets			2.07%			2.71%
Net interest margin			3.52%			3.75%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sale of assets (foreclosed assets, fixed assets and securities) total non-interest income amounted to 7.0 million for the first quarter of 2009, an increase of $523 thousand or 8.0% from $6.5 million for fourth quarter of 2009 and up $1.3 million compared to $5.7 million for the same quarter in the prior year. Mortgage banking revenue totaled $1.4 million for the first quarter, an increase of $814 thousand or greater than 100% compared to $610 thousand for the fourth quarter of 2008 and up $553 thousand when compared to $871 thousand for the same quarter in 2008. Wealth management revenues from trust and brokerage fees for the first quarter of 2009 were $1.0 million, or flat compared to $1.0 million in the fourth quarter of 2008 and down $206 thousand when compared to the first quarter of 2008. These revenues have remained suppressed during the last several quarters due to lower market valuations for assets under management. Despite revenue contraction, wealth management contributed earnings to the company during the first quarter. Additionally, mortgage operations also contributed to earnings despite thinner margins received on increased revenues driven by the current refinancing activity. Retail banking fee income amounted to $3.7 million for the first quarter, a decrease of $499 thousand or 11.9% compared to $4.2 million for the fourth quarter of 2008 and increased $1.1 million when compared to the same quarter in the prior year. The decrease on a linked quarter basis is a result of seasonality and less business days in the period while increases compared to 2008 are relate directly to the merger that was consummated in February of the prior year. Revenues from other miscellaneous income sources for the first quarter of 2009 were $591 thousand, up $266 thousand or 81.9% compared to $325 thousand for the fourth quarter of 2008, related principally to increases in merchant processing revenues.

Noninterest Expense

Non-interest expense for the first quarter of 2009 amounted to $22.2 million, or essentially flat when compared to the $22.1 million for the fourth quarter of 2008 and increased $3.2 million when compared to the same period in the prior year. FDIC insurance premiums increased $1.1 million when compared to the first quarter of 2008 and $462 thousand or 71.9% compared to the fourth quarter of 2008. Excluding the FDIC increase total noninterest expense decreased $292 thousand or 1.32% when compared to the fourth quarter of 2008. Reductions in compensation and benefits of $39 thousand and demand deposit account charge-offs of $442 thousand, offset by an uptick in professional fees of $340 thousand accounted for much of this decrease on a linked quarter basis. StellarOne’s efficiency ratio was 73.70% for the first quarter of 2009, compared to 69.23% for the fourth quarter of 2008 and 80.41% for the first quarter of 2008. The quarter to quarter comparisons reflect the contraction in gross revenues for the period while comparisons to the same period in the prior year are not meaningful due to the merger activity in the first quarter of 2008.

Income Taxes

Income tax benefit for the first quarter of 2009 was $592 thousand resulting in an effective tax rate of 133.7% compared to $602 thousand, or 22.4%, for the first quarter of 2008. The significant increase in the effective tax rate for the first quarter of 2008 is a result of increased provisioning that has reduced pretax earnings to a level which is proportionately much smaller in relation to our permanent differences when compared to the same period in the prior year. Pretax results near the breakeven point tend to generate substantial shifts in the effective tax rate due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences. Given the current economic environment and that elevated levels of provisioning are driving the effective rate; the effective rate for the first quarter of 2009 is within the estimated range of probable rates expected for the annualized period.

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets increased to 2.38% as of March 31, 2009, compared to 1.66% as of December 31, 2008. Annualized net charge-offs as a percentage of average loans receivable amounted to 0.51% for the first quarter of 2009, compared to 2.22% for the fourth quarter of 2008. Net charge-offs for the first quarter totaled $2.9 million and were down $9.7 million compared to the $12.6 million in net charge-offs recognized during the fourth quarter of 2008. The elevated nonperforming assets and the provision for loan losses were driven by continued deterioration in credits collateralized by residential development and construction lending and declining market conditions in general. The primary concentration of credit issues within our portfolio continue to arise from the residential development and construction loan segment at Smith Mountain Lake (SML). Of the total residential development and construction exposure of approximately $58.6 million at SML, approximately $25.3 million or 43% is now in non-performing assets and appropriately reserved for or charged off. This amount includes the largest SML relationship of $14.7 million, which was moved to nonaccrual status during the quarter and represents the primary increase in non-performing assets during the quarter.

StellarOne recorded a provision for loan losses of $7.8 million for the first quarter of 2009, a decrease of $3.2 million compared to the fourth quarter of 2008. The first quarter provision compares to net charge-offs of $2.9 million for the quarter, resulting in an increase in the allowance as a percentage of total loans to 1.56% at March 31, compared to 1.35% at December 31. While unable to predict the duration or severity of the current recession, StellarOne anticipates non-performing asset and net charge-off levels to remain elevated throughout 2009.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	March 31, 2009	December 31, 2008	March 31, 2008
	(unaudited)		(unaudited)
Non-accrual loans	$66,711	$44,491	$24,959
Troubled debt restructurings	195	—	789
Foreclosed assets	4,207	4,627	4,902
Loans past due 90 days accruing interest	293	—	327

Total non-performing assets	$71,406	$49,118	$30,977

Nonperforming assets to total assets	2.38%	1.66%	0.99%

Nonperforming assets to loans and foreclosed property	3.15%	2.17%	1.35%

Allowance for loan losses as a percentage of loans receivable	1.56%	1.35%	1.17%

Allowance for loan losses as a percentage of nonperforming assets	49.46%	62.02%	87.28%

Annualized net charge-offs as a percentage of average loans receiveable	0.51%	0.80%	0.13%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared. Relying on its strong capital position, the Company paid or accrued $3.6 million and $370 thousand in common and preferred dividends, respectively. This exceeded net of income of $146 thousand by $3.8 million during the quarter. As previously announced, the Company has reduced its quarterly dividend from $0.16 per share to $0.04 per share, effective for the dividend payable May 29, 2009 in an effort to preserve capital. Management anticipates maintaining this dividend level until earnings conditions improve. On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which further enhanced capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. As of March 31, 2009, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.” There are no conditions or events that management believes have changed the subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of March 31, 2009 (In thousands):

	Corporation	Bank
Tier 1 capital	$341,104	$288,313
Tier 2 capital	31,182	30,904
Total risk-based capital	372,286	319,217
Total risk-weighted assets	2,490,448	2,467,905
Average adjusted total assets	2,876,264	2,854,620
Capital ratios:
Tier 1 risk-based capital ratio	13.70%	11.68%
Total risk-based capital ratio	14.95%	12.93%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.86%	10.10%
Equity to assets ratio	13.09%	12.55%
Tangible equity to assets ratio	10.56%	9.99%

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand. These events may occur daily or other short-term intervals in the normal operation of the business. Experience helps management predict time cycles in the amount of cash required. In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition, and the Company’s overall financial condition. The Bank’s primary sources of liquidity are cash and the securities in our available for sale portfolio. In addition, the Bank has substantial lines of credit from its correspondent banks and access to the Federal Reserve discount window and Federal Home Loan Bank of Atlanta to support liquidity as conditions dictate.

The liquidity of the Company also represents an important aspect of liquidity management. The Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the Company are the management fees and dividends it receives from its banking subsidiary, and availability of the subordinated debt security market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

STELLARONE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

StellarOne Corporation. (the “Company”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “likely,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) the inability of the Company to continue to grow its loan portfolio, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the development of any new market, (vi) a merger or acquisition, (vii) any activity in the capital markets that would cause the Company to conclude that there was impairment of any asset including intangible assets, (ix) the deterioration in carrying amounts of impaired assets and other real estate and (x) changes in state and Federal legislation, regulations or policies applicable to Banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy. A more detailed description of these and other risks is contained in the Company’s most recent annual report on Form 10-K. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. StellarOne Corporation disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2008.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

Exhibit No. 3.1(a)	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 28, 2008)

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 28, 2008)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 28, 2008)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
May 8, 2009

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 8, 2009