Form 10-Q
period 2009-06-30
StellarOne CORP
filed 2009-08-07
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2009

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

(Registrant's telephone number 434-964-2211, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes   ☐   No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☒        Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).  Yes   ☐    No   ☒

As of August 4, 2009 there were 22,707,529 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION
INDEX
PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$52,328	$66,239
Federal funds sold	51,339	3,837
Interest-bearing deposits in banks	80,723	45,453
Cash and cash equivalents	184,390	115,529
Investment securities (fair value: 2009, $353,971; 2008, $328,096)	353,967	328,093
Mortgage loans held for sale	51,229	15,847
Loans receivable, net of allowance for loan losses, 2009, $34,923; 2008, $30,464	2,206,174	2,234,122
Premises and equipment, net	85,837	89,022
Accrued interest receivable	9,922	10,230
Deferred income tax asset	852	-
Core deposit intangibles, net	9,393	10,266
Goodwill	74,880	74,582
Bank owned life insurance	29,538	28,903
Foreclosed assets	4,121	4,627
Other assets	46,612	45,293

Total assets	$3,056,915	$2,956,514

LIABILITIES
Deposits:
Noninterest-bearing	$318,879	$307,621
Interest-bearing	2,130,459	2,015,487
Total deposits	2,449,338	2,323,108
Short-term borrowings	503	699
Federal Home Loan Bank advances	170,000	187,700
Subordinated debt	32,991	32,991
Accrued interest payable	4,799	5,476
Deferred income tax liability	-	1,224
Other liabilities	9,578	10,531
Total liabilities	2,667,209	2,561,729

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 liquidation preference; 30,000 shares issued and outstanding;	28,224	28,121
Common stock, $1 par value; 35,000,000 shares authorized; 2009: 22,652,792 shares issued and outstanding; 2008: 22,605,063 shares issued and outstanding	22,653	22,605
Additional paid-in capital	229,918	229,522
Retained earnings	108,045	113,661
Accumulated other comprehensive income, net	866	876
Total stockholders’ equity	389,706	394,785

Total liabilities and stockholders’ equity	$3,056,915	$2,956,514

The accompanying notes are an integral part of these consolidated financial statements.

Index

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$31,694	$39,208
Federal funds sold and deposits in other banks	52	363
Investment securities:
Taxable	2,426	3,147
Tax exempt	972	995
Dividends	198	339
Total interest income	35,342	44,052
Interest Expense
Deposits	11,360	12,458
Federal funds purchased and securities sold under agreements to repurchase	3	5
Federal Home Loan Bank advances	1,558	1,631
Subordinated debt	338	466
Short-term borrowings	-	159
Total interest expense	13,259	14,719
Net interest income	22,083	29,333
Provision for loan losses	6,500	2,835
Net interest income after provision for loan losses	15,583	26,498

Noninterest Income
Retail banking fees	4,113	3,896
Commissions and fees from fiduciary activities	744	1,071
Brokerage fee income	245	318
Mortgage banking-related fees	2,083	1,357
Losses on sale of foreclosed assets	(355)	(260)
Losses on sale of premises and equipment	(289)	(21)
Gains on sale of securities available for sale	11	206
Income from bank owned life insurance	331	319
Other operating income	780	761
Total noninterest income	7,663	7,647
Noninterest Expense
Compensation and employee benefits	10,836	11,763
Net occupancy	2,163	1,834
Supplies and equipment	2,265	2,170
Amortization-intangible assets	434	531
Marketing	388	831
State franchise taxes	574	585
FDIC insurance	2,088	68
Data processing	645	992
Professional fees	489	640
Telecommunications	477	457
Other operating expenses	3,698	4,738
Total noninterest expense	24,057	24,609
(Loss) income before income taxes	(811)	9,536
Income tax (benefit) expense	(485)	3,396
Net (loss) income	(326)	6,140
Preferred stock dividends	(374)	-
Accretion of preferred stock discount	(85)	-
Net (loss) income available to common shareholders	$(785)	$6,140
Basic net (loss) income per common share available to common shareholders	$(0.03)	$0.27
Diluted net (loss) income per common share available to common shareholders	$(0.03)	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

Index

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$64,186	$66,469
Federal funds sold and deposits in other banks	84	563
Investment securities:
Taxable	5,009	5,210
Tax exempt	1,820	1,832
Dividends	373	606
Total interest income	71,472	74,680
Interest Expense
Deposits	23,011	22,663
Federal funds purchased and securities sold under agreements to repurchase	7	60
Federal Home Loan Bank advances	3,121	3,539
Subordinated debt	700	930
Short-term borrowings	-	641
Total interest expense	26,839	27,833
Net interest income	44,633	46,847
Provision for loan losses	14,250	3,787
Net interest income after provision for loan losses	30,383	43,060

Noninterest Income
Retail banking fees	7,824	6,463
Commissions and fees from fiduciary activities	1,502	1,969
Brokerage fee income	498	638
Mortgage banking-related fees	3,507	2,228
Losses on sale of foreclosed assets	(620)	(759)
Losses on sale of premises and equipment	(90)	(64)
Gains on sale of securities available for sale	13	238
Income from bank owned life insurance	635	511
Other operating income	1,371	1,588
Total noninterest income	14,640	12,812
Noninterest Expense
Compensation and employee benefits	21,362	22,931
Net occupancy	4,254	2,995
Supplies and equipment	4,406	3,710
Amortization-intangible assets	872	691
Marketing	628	1,248
State franchise taxes	1,170	980
FDIC insurance	3,193	115
Data processing	1,502	2,076
Professional fees	993	1,214
Telecommunications	944	746
Other operating expenses	6,956	6,941
Total noninterest expense	46,280	43,647
(Loss) income before income taxes	(1,257)	12,225
Income tax (benefit) expense	(1,077)	3,998
Net (loss) income	(180)	8,227
Preferred stock dividends	(744)	-
Accretion of preferred stock discount	(159)	-
Net (loss) income available to common shareholders	$(1,083)	$8,227
Basic net (loss) income per common share available to common shareholders	$(0.05)	$0.44
Diluted net (loss) income per common share available to common shareholders	$(0.05)	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Index

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands, except per share data)
(unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

Balance, January 1, 2008	$-	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	-	-	-	8,227	-	$8,227	8,227
Other comprehensive income net of tax:
Unrealized holding gains arising during the period (net of tax of $1,046)	-	-	-	-	-	(1,943)	-
Reclassification adjustment (net of tax of $83)	-	-	-	-	-	155	-
Change in funded status of pension plans	-	-	-	-	-	134
Other comprehensive loss	-	-	-	-	(1,654)	(1,654)	(1,654)
Total comprehensive income	-	-	-	-	-	$6,573	-
Cash dividends ($.32 per share)	-	-	-	(5,371)	-		(5,371)
Common stock issued in Merger (11,748,933 shares)	-	11,749	189,382				201,131
Stock-based compensation expense associated with Merger (23,519 shares)	-	24	1,088	-	-		1,112
Stock-based compensation expense (7,018 shares)	-	7	61				68
Exercise of stock options (24,944 shares)	-	24	239	-	-		263
Balance, June 30, 2008	$-	$22,600	$225,258	$119,865	$(1,179)		$366,544

Balance, January 1, 2009	$28,121	$22,605	$229,522	$113,661	$876		$394,785
Comprehensive income:
Net loss	-	-	-	(180)	-	$(180)	(180)
Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period (net of tax of $1)	-	-	-	-	-	(2)	-
Reclassification adjustment (net of tax of $5)	-	-	-	-	-	(8)	-
Other comprehensive loss	-	-	-	-	(10)	(10)	(10)
Total comprehensive loss	-	-	-	-	-	$(190)	-
Cash dividends paid or accrued
Common ($.20 per share)	-	-	-	(4,533)	-		(4,533)
Preferred cummulative 5%	-	-	-	(744)	-		(744)
Accretion on preferred stock discount	159	-	-	(159)	-		-
Preferred stock issuance costs	(56)	-	-	-	-		(56)
Stock-based compensation expense (18,894 shares)	-	19	145	-	-		164
Exercise of stock options (28,835 shares)	-	29	251	-	-		280
Balance, June 30, 2009	$28,224	$22,653	$229,918	$108,045	$866		$389,706

Index

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(180)	$8,227
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,246	2,788
Amortization of intangible assets	872	691
Amortization of purchase adjustments	-	(5,024)
Provision for loan losses	14,250	3,787
Deferred tax (benefit) expense	(2,071)	2,625
Employee benefit plan expense	-	105
Stock-based compensation expense	164	1,180
Losses on foreclosed assets	620	759
Losses on sale of premises and equipment	90	64
Gains on sale of securities available for sale	(13)	(238)
Mortgage banking-related fees	(3,507)	(2,228)
Proceeds from sale of mortgage loans	290,014	117,494
Origination of mortgage loans held for sale	(321,889)	(109,851)
Amortization of securities premiums and accretion of discounts, net	(1,072)	458
Income on bank owned life insurance	(635)	(511)
Changes in assets and liabilities
Decrease in accrued interest receivable	308	2,568
Increase in other assets	(136)	(217)
Decrease in accrued interest payable	(677)	(1,814)
Decrease in other liabilities	(1,073)	(19,479)
Net cash (used) provided by operating activities	$(21,689)	$1,384

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$46,739	$40,059
Proceeds from sales and calls of securities available for sale	19,306	88,343
Purchase of securities available for sale	(92,354)	(49,876)
Net increase in loans	14,144	16,972
Proceeds from sale of premises and equipment	637	1,522
Purchase of premises and equipment	(2,589)	(6,793)
Proceeds from sale of foreclosed assets	1,120	2,857
Cash acquired in merger	-	45,146
Net cash (used) provided by investing activities	$(12,997)	$138,230

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$122,561	$114,083
Net increase (decrease) in certificates of deposit	3,799	(54,005)
Net decrease in short-term borrowings	(196)	(20,850)
Proceeds from Federal Home Loan Bank advances	-	89,600
Principal payments on Federal Home Loan Bank advances	(17,700)	(100,022)
Net decrease in commercial paper	-	(68,745)
Proceeds from exercise of stock options	280	263
Payment of preferred stock issuance costs	(56)	-
Cash dividends paid	(5,141)	(5,371)
Net cash provided (used by) financing activities	$103,547	$(45,047)

Increase in cash and cash equivalents	$68,861	$94,567

Cash and Cash Equivalents
Beginning	115,529	41,793
Ending	$184,390	$136,360

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$27,516	$26,121
Income taxes	-	3,000

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,234	$1,504
Common stock issued in Merger	$-	$201,131

The accompanying notes are an integral part of these consolidated financial statements.

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  On February 28, 2008, Virginia Financial Group, Inc (“VFG”) and FNB Corporation (“FNB”) merged and changed the surviving corporation’s name to StellarOne Corporation.  The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the six month period ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events for possible recognition and / or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10Q were issued.

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

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and estimated fair value of securities with gross unrealized gains and losses is presented below.

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Securities Held to Maturity:
State and municipal	$427	$4	$-	$431	$894	$3	$-	$897
Mortgage backed securities	23	-	-	23	26	-	-	26
Total	$450	$4	$-	$454	$920	$3	$-	$923

Securities Available for Sale:
U. S. Government agencies	$84,858	$908	$(170)	$85,596	$68,477	$1,107	$(36)	$69,548
State and municipals	114,643	1,817	(1,161)	115,299	86,021	1,031	(287)	86,765
Corporate bonds	6,576	201	(7)	6,770	7,603	48	(189)	7,462
Collateralized mortgage obligations	10,288	91	(359)	10,020	12,375	7	(604)	11,778
Mortgage backed securities	129,721	3,356	(3)	133,074	145,321	3,587	(59)	148,849
Certificates of deposit	765	-	-	765	747	-	-	747
Equity securities	3,984	2	(2,004)	1,982	3,933	2	(1,920)	2,015
Other	11	-	-	11	9	-	-	9
Total	$350,846	$6,375	$(3,704)	$353,517	$324,486	$5,782	$(3,095)	$327,173

The book value of securities pledged to secure deposits and for other purposes amounted to $171.2 million and $120.0 million at June 30, 2009 and December 31, 2008, respectively.

Sales of securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	2009	2008	2009	2008

Proceeds from sales	$13,516	$23,527	$19,306	$88,343
Gross realized gains	11	548	13	648
Gross realized losses	-	(342)	-	(410)

As of June 30, 2009, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale
U. S. Government Agencies	$21,171	$155	$2,070	$15	$23,241	$170
Mortgage backed securities	675	1	377	2	1,052	3
State and municipals	27,236	1,079	931	82	28,167	1,161
Corporate bonds	-	-	4,034	359	4,034	359
Collateralized mortgage obligations	-	-	1,009	7	1,009	7
Subtotal debt securities	49,082	1,235	8,421	465	57,503	1,700
Equity securities	-	-	1,742	2,004	1,742	2,004
Total	$49,082	$1,235	$10,163	$2,469	$59,245	$3,704

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of June 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost and estimated fair value of securities at June 30, 2009 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$427	$431	$24,940	$25,064
Due after one year through five years	-	-	113,432	115,426
Due after five years through ten years	23	23	69,746	70,420
Due after ten years	-	-	138,733	140,614
Equity securities	-	-	3,984	1,982
Other	-	-	11	11
Total	$450	$454	$350,846	$353,517

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans Receivable

The Company’s loan portfolio is composed of the following (In thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Real estate loans:
Construction and land development	$344,694	$380,833
Secured by 1-4 family residential	720,832	706,727
Commercial and multifamily	888,804	876,649
Commercial, financial and agricultural loans	220,557	225,637
Consumer loans	50,783	60,042
All other loans	14,443	13,403
Total loans	2,240,113	2,263,291
Deferred loan costs	984	1,295
Allowance for loan losses	(34,923)	(30,464)
Net loans	$2,206,174	$2,234,122

5.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
	(unaudited)		(unaudited)

Balance, beginning	$30,464	$15,082	$15,082
Provisions for loan losses	14,250	20,787	3,787
Loans charged off	(11,225)	(18,191)	(2,526)
Recoveries	1,434	1,247	733
Net charge-offs	(9,791)	(16,944)	(1,793)
Allowance assumed via acquisition	-	11,539	11,539
Balance, ending	$34,923	$30,464	$28,615

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information about impaired loans as of the periods indicated is as follows (In thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)

Impaired loans for which an allowance has been provided	$43,006	$34,055
Impaired loans for which an allowance has not been provided	14,018	24,650
Total impaired loans	$57,024	$58,705
Allowance provided for impaired loans, included in the allowance for loan losses	$12,270	$5,503

6.	(Loss) Earnings Per Share

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2009 and 2008.  Potential dilutive stock had no effect on (loss) income available to common stockholders for the three month period.

	June 30,	June 30,
(In thousands, except per share amounts)	2009	2008
	(unaudited)	(unaudited)

Net (loss) income	$(326)	$6,140
Less:
Preferred stock dividends	(374)	-
Accretion of preferred stock discount	(85)	-
Net (loss) income available to common shareholders (numerator)	$(785)	$6,140

(Loss) earnings per common share
Weighted average common shares outstanding (denominator)	22,641,114	22,585,161
(Loss) earnings per common share	$(0.03)	$0.27

Diluted (loss) earnings per common share
Weighted average common shares issued and outstanding	22,641,114	22,585,161
Add:
Restricted stock	-	16,232
Incentive stock options	-	7,355
Stock options	-	43,243
Diluted weighted average common shares outstanding (denominator)	22,641,114	22,651,991
Diluted (loss) earnings per common share	$(0.03)	$0.27

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2009 and 2008.  Potential dilutive stock had no effect on (loss) income available to common stockholders for the three month period.

	June 30,	June 30,
(In thousands, except per share amounts)	2009	2008
	(unaudited)	(unaudited)

Net (loss) income	$(180)	$8,227
Less:
Preferred stock dividends	(744)	-
Accretion of preferred stock discount	(159)	-
Net (loss) income available to common shareholders (numerator)	$(1,083)	$8,227

(Loss) earnings per common share
Weighted average common shares outstanding (denominator)	22,630,323	18,831,352
(Loss) earnings per common share	$(0.05)	$0.44

Diluted (loss) earnings per common share
Weighted average common shares issued and outstanding	22,630,323	18,831,352
Add:
Restricted stock	-	12,794
Incentive stock options	-	8,540
Stock options	-	46,669
Diluted weighted average common shares outstanding (denominator)	22,630,323	18,899,355
Diluted (loss) earnings per common share	$(0.05)	$0.44

Due to the loss available to common shareholders during the three and six month periods in 2009 all unvested restricted stock and stock options would have been anti-dilutive and were not included in the three or six month calculations for 2009.  In 2008, stock options representing 380,464 and 333,634 shares were not included in the three and six month calculations of earnings per share, respectively, as their effect would have been anti-dilutive.

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based compensation expense included within compensation and employee benefits expense totaled $134 thousand and $259 thousand during the three and the six months ended June 30, 2009 and $55 thousand and $1.5 million during the three and six months ended June 30, 2008.  An acceleration adjustment of $1.3 million related to the merger is included in compensation and employee benefit expense for the six month period ended June 30, 2008.

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

A summary of the stock option plan at June 30, 2009 and 2008 and changes during the periods ended on those dates are as follows:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1	614,198	$18.58	239,671	$23.37
Acquired via merger	-	-	311,606	14.02
Granted	17,392	12.78	123,061	18.27
Forfeited	(4,880)	-	(3,593)	21.17
Expired	-	-	(13,144)	11.79
Exercised	(28,835)	9.73	(25,784)	10.58
Outstanding, June 30,	597,875	$18.69	631,817	$18.53

Exercisable, June 30,	482,947		509,656

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of the options outstanding as of June 30, 2009 was $371 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2009 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of June 30, 2009 was $369 thousand.  The weighted average remaining contractual life is 4.2 years for exercisable options at June 30, 2009.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2009 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value

Nonvested at January 1, 2009	35,401	$16.31	$598
Granted	37,430	12.68
Vested & Exercised	(18,894)	16.25	$(237)
Forfeited	(200)	15.65
Nonvested at June 30, 2009	53,737	$13.81	$696

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2009 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining six months of 2009	$35	$186	$221
For year ended December 31, 2010	70	220	290
For year ended December 31, 2011	70	101	171
For year ended December 31, 2012	70	55	125
For year ended December 31, 2013	24	44	68
For year ended December 31, 2014	1	3	4
Total	$270	$609	$879

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    Fair Value Option and Fair Value Measurements

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This guidance was considered in determining the fair value of financial assets for the Company as of June 30, 2009.

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

Index

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Deferred compensation plans: Liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis as Level 1 based on the fair value of the underlying securities. Fair value measurement is based upon the fair value of the securities as described above.

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$353,517	$1,981	$351,536	$-
Total assets at fair value	$353,517	$1,981	$351,536	$-

Other liabilities (1)	$2,440	$2,440	$-	$-
Total liabilities at fair value	$2,440	$2,440	$-	$-

(1) Includes liabilities associated with deferred compensation plans

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market whose fair value was recognized to be below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2009 are included in the table below (In thousands).

(unaudited)	Total	Level 1	Level 2	Level 3
Loans - impaired loans	$57,024	$-	$36,231	$20,793
Loans held for sale - mortgage	51,229	-	51,229	-
Foreclosed assets	4,121	-	1,785	2,336
Total assets at fair value	$112,374	$-	$89,245	$23,129

Total liabilities at fair value	$-	$-	$-	$-

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$184,390	$184,390	$115,529	$115,529
Investment securities	353,967	353,971	328,093	328,096
Mortgage loans held for sale	51,229	51,229	15,847	15,847
Loans, net	2,206,174	2,218,155	2,234,122	2,248,579
Accrued interest receivable	9,922	9,922	10,230	10,230

Financial liabilities:
Deposits	$2,449,338	$2,465,381	$2,323,108	$2,340,791
Federal funds purchased and securities sold under agreements to repurchase	503	503	699	699
Federal Home Loan Bank advances	170,000	175,514	187,700	195,955
Subordinated debt	32,991	33,063	32,991	33,086
Accrued interest payable	4,799	4,799	5,476	5,476

9.     Recent Accounting Pronouncements

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

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s consolidated financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant effect on the Corporation’s consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant effect on the Corporation’s consolidatedfinancial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a significant effect on the Corporation’s consolidated financial statements.

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

Index

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued proposed FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which makes existing other-than-temporary impairment guidance pertaining to debt securities more operational and improves the presentation of other-than-temporary impairments in the financial statements. This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholders’ equity, if the entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Adoption of these FSP’s did not have a significant effect on the Corporation’s consolidated financial statements.

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

10.   Subsequent Event

On July 13, 2009, StellarOne Corporation announced that its subsidiary, StellarOne Bank, signed a purchase and assumption agreement to sell a financial service center located in Woodstock, Virginia to First Bank, with principal offices located in Strasburg, Virginia.  The branch sale, which is subject to regulatory approval, includes all deposit accounts, fixed assets, and real estate. At June 30, 2009, the branch reported deposits of $15.2 million. The proposed transaction is expected to close in the fourth quarter of 2009.

Index

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

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, StellarOne is one of the largest independent commercial bank holding companies headquartered in the Commonwealth of Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008.  The organization has a network of fifty-nine full-service financial centers, one loan production office, and sixty-six ATMs stretching from the New River Valley, Roanoke Valley, Shenandoah Valley and Central and North Central Virginia.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There are a total of twenty-three (23) securities that had unrealized losses for 12 months or more as of June 30, 2009 totaling $2.5 million.  StellarOne has the ability and intent to hold these securities for the time thought to be necessary to recover its cost, and does not consider them to be other-than-temporarily impaired.

Index

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

Goodwill
The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.  Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142.  The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  Amortization expense charged to operations was $872 thousand and $691 thousand for the six months ended June 30, 2009 and 2008, respectively.

Index

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

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets.  Additionally we refer and define core margin and noninterest income on an operating basis below in our discussions of operations.  These are non-GAAP financial measures that we believe provide investors with important information regarding our operational efficiency and margin production. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP.

Results of Operations

The Company’s loss for the second quarter of 2009 was $326 thousand, or a net loss available to common shareholders of $785 thousand, or $0.03 per diluted common share. Those results compare to net income of $6.1 million, or diluted earnings per share of $0.27 during the same period in the prior year, and a net loss to common shareholders of $298 thousand or $0.01 per diluted common share recognized for the first quarter of 2009.   The results for the second quarter of 2009 were impacted by a provision for loan losses totaling $6.5 million that approximated net charge-offs of $6.9 million for the period, and compares to a provision for loan losses of $7.75 million during the first quarter of 2009 and $2.8 million for the same quarter in the prior year.  Additionally, second quarter 2009 results were reduced by a special assessment from the FDIC totaling $1.3 million.

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The Company’s loss for the six month period ended June 30, 2009 was $180 thousand, or a net loss available to common shareholders of $1.1 million, or $0.05 per diluted common share. Those results compare to net income of $8.2 million, or diluted earnings per share of $0.44 during the same period in the prior year.  Similar to the three month period, the results for the fist six months of 2009 were impacted by an increased provision for loan losses totaling $14.3 million that approximated net charge-offs of $9.8 million for the period, and compares to a provision for loan losses of $3.8 million during the first six months of 2008.  Additionally, the results for the six month period in 2009 were also reduced by a $3.1 million increase in total FDIC assessment expense when compared to the same period in the prior year.

Net Interest Income

Net interest income, on a tax-equivalent basis and excluding the effects of purchase accounting amortization, amounted to $22.0 million for both the first and second quarters of 2009 and compare to $25.3 million for the second quarter of 2008. The core net interest margin, adjusted to exclude the effect of purchasing accounting amortization, was 3.24% for the second quarter of 2009, compared to 3.36% for the first quarter 2009 and 3.69% for the second quarter of 2008. Including the effects of purchase accounting adjustments, the net interest margin was 3.34% for the second quarter 2009, compared to 3.52% for the first quarter 2009 and 4.37% for the second quarter of 2008.

Net interest income, on a tax-equivalent basis and excluding the effects of purchase accounting amortization, amounted to $44.0 million for the first six months of 2009 and compares to $45.8 million for first half of 2008. The core net interest margin, adjusted to exclude the effect of purchasing accounting amortization, was 3.30% for the first six months of 2009, compared to 3.94% for the first half of 2008.  Including the effects of purchase accounting adjustments, the net interest margin was 3.43% for the first six months of 2009, compared to 4.08% for the first half of 2008.

The compression noted for both the three and six month periods continues to be yield driven, with the average yield on earning assets decreasing 30 basis points to 5.29% as compared to 5.59% for the first quarter of 2009 and down 122 basis points compared to the same quarter in 2008. Contributing factors include a relatively high level of fixed rate re-pricing in the loan portfolio, the impact of an increasing amount of loans in nonaccrual status and a higher level of short term liquidity in the balance sheet.  The cost of interest bearing liabilities contracted 14 basis points from 2.45% during the first quarter of 2009 to 2.31% during the second quarter of 2009 and down 22 basis points compared to the same quarter in 2008, but remained much less sensitive to repricing when compared to interest earning assets.  Irrespective of the effects related to the merger of equals transaction consummated in the first quarter of 2008, the comparisons of the six month periods mirror those discussed above for the quarterly results.

Factors impacting the net interest margin for the remainder of the year include the acceleration of liability repricing and improvement of cost of funds associated with reduced wholesale funding, higher amounts of CD repricing.  Additionally, loan yields are expected to continue to be negatively impacted by the short-term rate reductions with loan growth remaining minimal due to market conditions, and the positive effects of amortizing the purchase adjustments will continue to lessen.

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended June 30,
	(unaudited)
	2009			2008
Dollars in thousands	Average Balance	Interest Inc/Exp	Average Rates	Average Balance	Interest Inc/Exp	Average Rates

Assets
Loans receivable, net	$2,291,735	$31,801	5.57%	$2,288,804	$39,329	6.91%
Investment securities
Taxable	230,102	2,624	4.51%	307,571	3,500	4.50%
Tax exempt	97,122	1,496	6.09%	95,604	1,531	6.34%
Total investments	327,224	4,120	4.98%	403,175	5,031	4.94%

Interest bearing deposits	51,966	31	0.24%	3,943	9	0.90%
Federal funds sold	58,560	20	0.14%	63,198	340	2.13%
	437,750	4,171	3.77%	470,316	5,380	4.53%

Total earning assets	2,729,485	$35,972	5.29%	2,759,120	$44,709	6.51%

Total nonearning assets	283,599			290,706

Total assets	$3,013,084			$3,049,826

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$524,408	$1,255	0.96%	$497,074	$505	0.41%
Money market	275,534	1,047	1.52%	191,406	817	1.71%
Savings	191,788	420	0.88%	211,158	1,755	3.33%
Time deposits:
Less than $100,000	794,180	5,926	2.99%	769,415	5,664	2.95%
$100,000 and more	305,297	2,712	3.56%	364,876	3,717	4.09%
Total interest-bearing deposits	2,091,207	11,360	2.18%	2,033,929	12,458	2.46%

Federal funds purchased and securities sold under agreements to repurchase	464	3	2.56%	7,919	5	0.25%
Federal Home Loan Bank advances and other borrowings	170,067	1,553	3.61%	236,759	1,634	2.73%
Subordinated debt	32,991	343	4.11%	32,991	466	5.59%
Commercial paper	-	-	N/A	23,821	156	2.59%

	203,522	1,899	3.69%	301,490	2,261	2.97%

Total interest-bearing liabilities	2,294,729	13,259	2.31%	2,335,419	14,719	2.53%

Total noninterest-bearing liabilities	327,425			347,080

Total liabilities	2,622,154			2,682,499
Stockholders' equity	390,930			367,327

Total liabilities and stockholders' equity	$3,013,084			$3,049,826

Net interest income (tax equivalent)		$22,713			$29,990
Average interest rate spread			2.97%			3.98%
Interest expense as percentage of average earning assets			1.95%			2.14%
Net interest margin			3.34%			4.37%

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	(unaudited)
	2009			2008
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,288,118	$64,400	5.69%	$1,958,566	$66,628	6.84%
Investment securities
Taxable	228,873	5,382	4.68%	255,090	6,468	5.02%
Tax exempt	90,414	2,801	6.16%	89,971	1,838	4.04%
Total investments	319,287	8,183	5.10%	345,061	8,306	4.76%

Interest bearing deposits	50,885	40	0.16%	2,214	12	1.07%
Federal funds sold	38,046	43	0.22%	44,910	523	2.29%
	408,218	8,266	4.03%	392,185	8,841	4.46%

Total earning assets	2,696,336	$72,666	5.44%	2,350,751	$75,469	6.45%

Total nonearning assets	286,494			228,856

Total assets	$2,982,830			$2,579,607

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$520,463	$2,652	1.03%	$401,052	$898	0.45%
Money market	255,453	1,877	1.48%	161,291	1,482	1.84%
Savings	190,103	830	0.88%	169,115	2,796	3.32%
Time deposits:
Less than $100,000	778,506	11,986	3.10%	641,569	10,962	3.43%
$100,000 and more	314,643	5,666	3.63%	310,141	6,525	4.22%
Total interest-bearing deposits	2,059,168	23,011	2.25%	1,683,168	22,663	2.70%

Federal funds purchased and securities sold under agreements to repurchase	405	7	3.44%	6,681	60	1.78%
Federal Home Loan Bank advances and other borrowings	177,155	3,120	3.50%	210,851	3,545	3.34%
Subordinated debt	32,991	700	4.22%	28,708	930	6.41%
Commercial paper	-	-	N/A	49,010	635	2.56%

	210,551	3,827	3.62%	295,928	5,170	3.46%

Total interest-bearing liabilities	2,269,719	26,838	2.38%	1,979,096	27,833	2.81%

Total noninterest-bearing liabilities	320,650			306,688

Total liabilities	2,590,369			2,285,784
Stockholders' equity	392,461			293,823

Total liabilities and stockholders' equity	$2,982,830			$2,579,607

Net interest income (tax equivalent)		$45,828			$47,636
Average interest rate spread			3.06%			3.64%
Interest expense as percentage of average earning assets			2.01%			2.37%
Net interest margin			3.43%			4.08%

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales of assets, total non-interest income amounted to $8.3 million for the second quarter of 2009, an increase of $1.3 million or 17.8% from $7.0 million for first quarter of 2009 and an increase of $574 thousand or 7.4% from $7.7 million for second quarter of 2008. Mortgage banking revenue totaled $2.1 million for the second quarter, an increase of $660 thousand or 46.4% compared to $1.4 million for the first quarter of 2009 and an increase of $726 thousand or 53.5% compared to $1.4 million for the second quarter of 2008.  The increased originations are primarily a reflection of the favorable interest rate environment and have resulted in an increase in the earnings contribution from the mortgage line of business during the second quarter.  Retail banking fee income amounted to $4.1 million for the second quarter, an increase of $402 thousand or 10.8% compared to $3.7 million for the first quarter of 2009 and an increase of $217 thousand or 5.6% compared to $3.9 million for the second quarter of 2008.  These increases are largely a result of more NSF charge activity and a higher realization rate associated with these fees.  Wealth management revenues from trust and brokerage fees for the second quarter of 2009 were $989 thousand or essentially flat compared to $1.0 million in the first quarter of 2009 and down $400 thousand or 28.8% compared to the second quarter of 2008.  Revenues from this line of business remain suppressed due to lower market valuations for assets under management. Despite revenue contraction, wealth management contributed earnings to the company during both the first and second quarters of 2009.  Revenues from other miscellaneous income sources for the second quarter of 2009 were $780 thousand, up $189 thousand or 32.0% compared to $591 thousand for the first quarter of 2009 and up $19 thousand or 2.5% compared to $761 thousand for the same quarter in 2008.  The increase compared to the first quarter relates principally to seasonal insurance related revenues and was therefore comparative to the same period in the prior year.

On an operating basis for the six month period, which excludes gains and losses from sales of assets, total non-interest income amounted to $15.3 million for the first six months of 2009, an increase of $1.9 million or 14.5% from $13.4 million for the same period in the prior year.  All increases for the six month period were influenced to some extent by the merger of equals transaction consummated in February of 2008, however, the effect was not the primary factor in any of the variances noted.  Mortgage banking revenue totaled $3.5 million for the first half of 2009, an increase of $1.3 million or 57.4% compared to $2.2 million for the first half of 2008.  The increased originations are primarily a reflection of the favorable interest rate environment and have resulted in an increase in the earnings contribution from the mortgage line of business during the first half of 2009.  Retail banking fee income amounted to $7.8 million for the first six months of 2009, an increase of $1.4 million or 21.1% compared to $6.5 million for the first half of 2008.  This increase is largely a result of more NSF charge activity, analysis fee charges and a higher realization rate associated with these fees.  Wealth management revenues from trust and brokerage fees for the first six months of 2009 were $2.0 million, down $607 thousand or 23.3% compared to the same period in 2008.  Revenues from this line of business remain suppressed due to lower market valuations for assets under management. Despite revenue contraction, wealth management contributed earnings to the company during the first six months of 2009.  Revenues from other miscellaneous income sources for the first six months of 2009 were $1.4 million, down $217 thousand or 13.7% compared to $1.6 million for the first half of 2008.  The decrease compared to the same period in the prior year relates primarily to a non-recurring Visa class B stock redemption that occurred during the first six months of 2008.

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Non-interest expense for the second quarter of 2009 amounted to $24.1 million, or up $1.9 million or 8.6% when compared to the $22.2 million for the first quarter of 2009 and down $553 thousand or 2.2% when compared to the same quarter in the prior year.  A special assessment from the FDIC totaling $1.3 million, which is payable in September 2009, was accrued during the current quarter.  Additionally, due to increased originations generated by a favorable interest rate environment experienced during the second quarter, mortgage commissions increased $391 thousand and $600 thousand when compared to the first quarter 2009 and the second quarter 2008, respectively.  Likewise, loan operations expense increased $275 thousand and $662 thousand when compared to the first quarter 2009 and the second quarter 2008, respectively.  Exclusive of these items, noninterest expense was relatively flat compared to the first quarter of 2009 and down $1.8 million or 7.3% compared to the same quarter in the prior year.  StellarOne’s efficiency ratio was 77.58% for the second quarter of 2009, compared to 73.70% for the first quarter of 2009 and 65.26% for the second quarter of 2008, reflecting the increased expenses as noted for the period.

Non-interest expense for the first six months of 2009 amounted to $46.3 million, or up $2.6 million or 6.0% when compared to the $43.6 million for the first half of 2008.  StellarOne’s efficiency ratio was 75.67% for the first six months of 2009, compared to 71.51% for the first half of 2009.  The reasons for increases in both total expense and the related efficiency ratio for the six month period mirror those explained above for the three month period.  However, the total increase in FDIC assessment expense for the six month period was $3.1 million when compared to the same period in the prior year.

Income Taxes

Income tax benefit for the second quarter of 2009 was $485 thousand resulting in an effective tax rate of 59.8% compared to $3.4 million in income tax expense, or 35.6%, for the second quarter of 2008.  For the six month period ended June 30, 2009, income tax benefit amounted to $1.1 million, resulting in an effective tax rate of 85.6% compared to $4.0 million in income tax expense, or 32.7% for the same period in 2008.  The significant increase in the effective tax rate for both the three and six month periods in 2009 is a result of increased provisioning that has reduced pretax earnings to a level which is proportionately much smaller in relation to our permanent differences when compared to the same period in the prior year.  Pretax results near the breakeven point tend to generate substantial shifts in the effective tax rate due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Given the current economic environment and that elevated levels of provisioning are driving the effective rate; the effective rate for both the three and six month periods of 2009 is within the estimated range of probable rates expected for the annualized period.

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets increased to 2.60% as of June 30, 2009, compared to 1.66% as of December 31, 2008 and 0.86% as of June 30, 2008.  Annualized net charge-offs as a percentage of average loans receivable amounted to 1.20% for the second quarter of 2009, compared to 0.51% for the first quarter of 2009 and 0.22% for the second quarter of 2008.  Net charge-offs for the second quarter totaled $6.9 million and were up $4.0 million compared to the $2.9 million in net charge-offs recognized during the first quarter of 2009 and up $5.6 million compared to the $1.3 million in net charge-offs posted during the second quarter of 2008.  The primary concentration of credit issues within the portfolio continues to be the residential development and construction loan segment of our portfolio, with emphasis on a concentration at Smith Mountain Lake (SML). Of the total nonaccrual loans of $73.0 million at June 30, 2009, approximately $41.6 million are residential development and construction loans, of which approximately $25.3 million or 61% are SML related.

StellarOne recorded a provision for loan losses of $6.5 million for the second quarter of 2009, a decrease of $1.3 million compared to the first quarter of 2009. The second quarter provision compares to net charge-offs of $6.9 million for the quarter, resulting in the allowance as a percentage of total loans remaining flat at 1.56% for June 30, 2009 when compared to March 31, 2009. While there are encouraging signs in the economy and past-due levels improved for the quarter, StellarOne continues to anticipate elevated non-performing assets and net charge-off levels throughout the remainder of 2009, and will likely see some migration of nonaccrual loans to foreclosed assets.

At June 30, 2009 StellarOne had $6.9 million in loans under troubled debt restructuring terms.  These restructurings occur when a loan customer has experienced or is anticipated to experience, financial difficulties in the short term.  Consequently, a modification is granted to the borrower that would not otherwise be considered.  These loans continue to accrue interest as long as the borrower complies with the modified loan terms and conditions and has demonstrated repayment performance under the modified agreement.

Accruing restructured loans were $5.5 million at June 30, 2009 compared to none at March 31, 2009.  These loans are primarily residential real estate related and are being restructured in order to assist our customers in retaining their homes and minimize our exposure to potential losses.  These loans have been restructured by either reducing the related interest rate, extending the terms or both.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	June 30, 2009	December 31, 2008	June 30, 2008
	(unaudited)		(unaudited)

Non-accrual loans	$71,590	$44,491	$22,392
Troubled debt restructurings	1,405	-	814
Foreclosed assets	4,121	4,627	2,260
Loans past due 90 days accruing interest	2,458	-	465
Total non-performing assets	$79,574	$49,118	$25,931
Nonperforming assets to total assets	2.60%	1.66%	0.86%
Nonperforming assets to loans and foreclosed property	3.55%	2.17%	1.13%
Allowance for loan losses as a percentage of loans receivable	1.56%	1.35%	1.25%
Allowance for loan losses as a percentage of nonperforming assets	43.89%	62.02%	110.35%
Annualized net charge-offs as a percentage of average loans receiveable	1.20%	0.80%	0.22%

Index

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  Confident in its strong capital position, the Company paid or accrued $4.5 million and $744 thousand in common and preferred dividends, respectively, during the six month period ended June 30, 2009.  This exceeded the net loss of $180 thousand by $5.5 million during the six month period.  As previously announced, the Company has reduced its quarterly dividend from $0.16 per share to $0.04 per share, beginning with the dividend paid on May 29, 2009 in an effort to preserve capital.  Management anticipates maintaining this dividend level until earnings conditions improve.  On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which further enhanced capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of June 30, 2009, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.”  There are no conditions or events that management believes have changed the subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of June 30, 2009 (In thousands):

	Corporation	Bank
Tier 1 capital	$340,224	$289,361
Tier 2 capital	31,624	31,592
Total risk-based capital	371,848	320,953
Total risk-weighted assets	2,526,583	2,524,052
Average adjusted total assets	2,937,012	2,915,463
Capital ratios:
Tier 1 risk-based capital ratio	13.47%	11.46%
Total risk-based capital ratio	14.72%	12.72%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.58%	9.93%
Equity to assets ratio	13.15%	12.70%
Tangible equity to assets ratio	10.27%	9.78%

Index

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

Index

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

StellarOne Corporation. (the “Company”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “likely,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) the inability of the Company to continue to grow its loan portfolio, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the development of any new market, (vi) a merger or acquisition, (vii) any activity in the capital markets that would cause the Company to conclude that there was impairment of any asset including intangible assets, (viii) the impact of governmental restrictions on entities participating in the US Treasury Department Capital Purchase Program, (ix) the deterioration in carrying amounts of impaired assets and other real estate and (x) changes in state and Federal legislation, regulations or policies applicable to Banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy. A more detailed description of these and other risks is contained in the Company’s most recent annual report on Form 10-K. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. StellarOne Corporation disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

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

Index

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on April 28, 2009.

The following directors were elected for terms expiring in 2012, with the following votes:
	For	Withheld
Beverley E. Dalton	16,661,402	1,904,019
Steven D. Irvin.	16,835,169	1,730,252
H. Wayne Parrish	16,528,105	2,037,316
Charles W. Steger	16,568,088	1,997,333

The amendment to the articles of incorporation to increase the number of authorized shares of common stock to 35,000,000 was approved, with the following votes:

For	Against	Abstain
15,285,334	3,042,491	237,596

In an advisory (non-binding) vote, of the executive compensation disclosed in the proxy statement was approved, with the following votes:

For	Against	Abstain
14,749,497	3,406,728	409,196

ITEM 5.	OTHER INFORMATION.

Not applicable.

Index

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 6.                 EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

Exhibit No. 3.1	Articles of Incorporation of StellarOne Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 28, 2008)

Exhibit No. 3.1(a)
Articles of Amendment to the Articles of Incorporation, effective December 19, 2008, establishing Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 23, 2008)

Exhibit No. 3.1(b)	Articles of Amendment to the Articles of Incorporation, effective June 1, 2009, changing the number of authorized shares of capital stock (filed herewith)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 28, 2008)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 7, 2009

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 7, 2009