Form 10-Q
period 2009-09-30
StellarOne CORP
filed 2009-11-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2009

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

As of November 6, 2009 there were 22,733,118 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION
INDEX
PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$39,323	$66,239
Federal funds sold	82,244	3,837
Interest-bearing deposits in banks	26,831	45,453
Cash and cash equivalents	148,398	115,529
Investment securities (fair value: 2009, $345,784; 2008, $328,096)	345,779	328,093
Mortgage loans held for sale	45,739	15,847
Loans receivable, net of allowance for loan losses, 2009, $41,040; 2008, $30,464	2,181,883	2,234,122
Premises and equipment, net	84,834	89,022
Accrued interest receivable	9,862	10,230
Core deposit intangibles, net	8,961	10,266
Goodwill	74,880	74,582
Bank owned life insurance	29,866	28,903
Foreclosed assets	5,437	4,627
Other assets	46,625	45,293
Total assets	$2,982,264	$2,956,514

LIABILITIES
Deposits:
Noninterest-bearing	$312,217	$307,621
Interest-bearing	2,092,204	2,015,487
Total deposits	2,404,421	2,323,108
Short-term borrowings	572	699
Federal Home Loan Bank advances	145,000	187,700
Subordinated debt	32,991	32,991
Accrued interest payable	4,211	5,476
Deferred income tax liability	-	1,224
Other liabilities	10,142	10,531
Total liabilities	2,597,337	2,561,729

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 liquidation preference; 30,000 shares issued and outstanding;	28,310	28,121
Common stock, $1 par value; 35,000,000 shares authorized; 2009: 22,661,007 shares issued and outstanding; 2008: 22,605,063 shares issued and outstanding	22,661	22,605
Additional paid-in capital	230,080	229,522
Retained earnings	97,776	113,661
Accumulated other comprehensive income, net	6,100	876
Total stockholders’ equity	384,927	394,785

Total liabilities and stockholders’ equity	$2,982,264	$2,956,514

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$30,954	$37,619
Federal funds sold and deposits in other banks	74	291
Investment securities:
Taxable	2,284	2,829
Tax exempt	1,112	888
Dividends	195	311
Total interest income	34,619	41,938
Interest Expense
Deposits	10,857	12,839
Federal funds purchased and securities sold under agreements to repurchase	4	4
Federal Home Loan Bank advances	1,320	1,795
Subordinated debt	287	481
Short-term borrowings	5	1
Total interest expense	12,473	15,120
Net interest income	22,146	26,818
Provision for loan losses	20,050	6,000
Net interest income after provision for loan losses	2,096	20,818

Noninterest Income
Retail banking fees	4,329	4,083
Commissions and fees from fiduciary activities	736	984
Brokerage fee income	369	316
Mortgage banking-related fees	1,783	607
Losses on sales / write-downs of foreclosed assets	(177)	(1,669)
Losses on sale of premises and equipment	(17)	-
Impairments of securities available for sale	(1,870)	(274)
Gains (losses) on sales of securities available for sale	32	(59)
Income from bank owned life insurance	328	359
Other operating income	201	737
Total noninterest income	5,714	5,084
Noninterest Expense
Compensation and employee benefits	11,027	11,251
Net occupancy	2,121	2,040
Supplies and equipment	2,069	2,202
Amortization-intangible assets	432	438
Marketing	285	565
State franchise taxes	574	556
FDIC insurance	1,159	661
Data processing	391	726
Professional fees	609	622
Telecommunications	452	513
Other operating expenses	3,629	3,585
Total noninterest expense	22,748	23,159
(Loss) income before income taxes	(14,938)	2,743
Income tax (benefit) expense	(6,043)	714
Net (loss) income	(8,895)	2,029
Preferred stock dividends	(378)	-
Accretion of preferred stock discount	(86)	-
Net (loss) income available to common shareholders	$(9,359)	$2,029
Basic net (loss) income per common share available to common shareholders	$(0.41)	$0.09
Diluted net (loss) income per common share available to common shareholders	$(0.41)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Loans, including fees	$95,140	$104,088
Federal funds sold and deposits in other banks	158	853
Investment securities:
Taxable	7,293	8,039
Tax exempt	2,932	2,720
Dividends	568	918
Total interest income	106,091	116,618
Interest Expense
Deposits	33,868	35,501
Federal funds purchased and securities sold under agreements to repurchase	11	64
Federal Home Loan Bank advances	4,441	5,334
Subordinated debt	992	1,411
Short-term borrowings	-	642
Total interest expense	39,312	42,952
Net interest income	66,779	73,666
Provision for loan losses	34,300	9,787
Net interest income after provision for loan losses	32,479	63,879

Noninterest Income
Retail banking fees	12,153	10,546
Commissions and fees from fiduciary activities	2,238	2,952
Brokerage fee income	867	954
Mortgage banking-related fees	5,290	2,836
Losses on sales / write-downs of foreclosed assets	(797)	(2,428)
Losses on sale of premises and equipment	(107)	(64)
Impairments of securities available for sale	(1,870)	(274)
Gains on salesof securities available for sale	44	179
Income from bank owned life insurance	962	856
Other operating income	1,573	2,338
Total noninterest income	20,353	17,895
Noninterest Expense
Compensation and employee benefits	32,390	34,182
Net occupancy	6,375	5,035
Supplies and equipment	6,475	5,913
Amortization-intangible assets	1,305	1,130
Marketing	914	1,813
State franchise taxes	1,744	1,535
FDIC insurance	4,352	776
Data processing	1,893	2,801
Professional fees	1,602	1,836
Telecommunications	1,396	1,260
Other operating expenses	10,583	10,525
Total noninterest expense	69,029	66,806
(Loss) income before income taxes	(16,197)	14,968
Income tax (benefit) expense	(7,121)	4,712
Net (loss) income	(9,076)	10,256
Preferred stock dividends	(1,122)	-
Accretion of preferred stock discount	(245)	-
Net (loss) income available to common shareholders	$(10,443)	$10,256
Basic net (loss) income per common share available to common shareholders	$(0.46)	$0.51
Diluted net (loss) income per common share available to common shareholders	$(0.46)	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands, except per share data)
(unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2008	$-	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	-	-	-	10,256	-	$10,256	10,256
Other comprehensive loss net of tax:
Unrealized holding losses arising during the period (net of tax of $1,003)	-	-	-	-	-	(1,863)	-
Reclassification adjustment (net of tax of $33)	-	-	-	-	-	(62)	-
Change in funded status of pension plans	-	-	-	-	-	134
Other comprehensive loss	-	-	-	-	(1,791)	(1,791)	(1,791)
Total comprehensive income	-	-	-	-	-	$8,465	-
Cash dividends ($.48 per share)	-	-	-	(8,992)	-		(8,992)
Common stock issued in Merger (11,746,272 shares)	-	11,746	189,382				201,128
Stock-based compensation expense associated with Merger (23,519 shares)	-	24	1,088	-	-		1,112
Stock-based compensation expense (7,018 shares)	-	7	199				206
Exercise of stock options (26,471 shares)	-	26	254	-	-		280
Balance, September 30, 2008	$-	$22,599	$225,411	$118,273	$(1,316)		$364,967

Balance, January 1, 2009	$28,121	$22,605	$229,522	$113,661	$876		$394,785
Comprehensive loss:
Net loss	-	-	-	(9,076)	-	$(9,076)	(9,076)
Other comprehensive income, net of tax:
Unrealized holding loss arising during the period (net of tax of $3,452)	-	-	-	-	-	6,411	-
Reclassification adjustment (net of tax of $639)	-	-	-	-	-	(1,187)	-
Other comprehensive income	-	-	-	-	5,224	5,224	5,224
Total comprehensive loss	-	-	-	-	-	$(3,852)	-
Cash dividends paid or accrued
Common ($.24 per share)	-	-	-	(5,442)	-		(5,442)
Preferred cummulative 5%	-	-	-	(1,122)	-		(1,122)
Accretion on preferred stock discount	245	-	-	(245)	-		-
Preferred stock issuance costs	(56)	-	-	-	-		(56)
Stock-based compensation expense (20,029 shares)	-	20	244	-	-		264
Exercise of stock options (35,915 shares)	-	36	314	-	-		350
Balance, September 30, 2009	$28,310	$22,661	$230,080	$97,776	$6,100		$384,927

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(9,076)	$10,256
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,735	3,552
Amortization of intangible assets	1,305	1,130
Provision for loan losses	34,300	9,787
Deferred tax (benefit) expense	(3,836)	791
Employee benefit plan expense	-	157
Stock-based compensation expense	264	1,318
Losses / write-downs on foreclosed assets	797	2,428
Losses on sale of premises and equipment	107	64
Losses (gains) on sale of securities available for sale	44	(179)
Impairments of securities available for sale	1,870	274
Mortgage banking-related fees	(4,094)	(2,836)
Proceeds from sale of mortgage loans	429,033	118,101
Origination of mortgage loans for sale	(454,831)	(104,975)
Amortization of securities premiums and accretion of discounts, net	(1,264)	(6,402)
Income on bank owned life insurance	(962)	(856)
Changes in assets and liabilities:
Decrease in accrued interest receivable	368	2,619
(Increase) decrease in other assets	(407)	2,287
Decrease in accrued interest payable	(1,265)	(1,590)
Decrease in other liabilities	(557)	(22,402)
Net cash (used) provided by operating activities	$(3,469)	$13,524

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$71,304	$127,317
Proceeds from sales and calls of securities available for sale	30,320	19,115
Purchase of securities available for sale	(113,703)	(93,146)
Net decrease in loans	16,600	19,006
Proceeds from sale of premises and equipment	637	1,273
Purchase of premises and equipment	(3,254)	(7,355)
Proceeds from sale of foreclosed assets	1,949	2,857
Cash acquired in merger	-	45,146
Net cash provided by investing activities	$3,853	$114,213

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$112,357	$63,837
Net decrease in certificates of deposit	(30,914)	(67,678)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(127)	(21,055)
Proceeds from Federal Home Loan Bank advances	-	119,600
Principal payments on Federal Home Loan Bank advances	(42,700)	(105,038)
Net decrease in commercial paper	-	(68,745)
Net decrease in short-term borrowings	-	(892)
Proceeds from exercise of stock options	350	280
Payment of preferred stock issuance costs	(56)	-
Cash dividends paid	(6,425)	(8,992)
Net cash provided (used) by financing activities	$32,485	$(88,683)

Increase in cash and cash equivalents	$32,869	$39,054

Cash and Cash Equivalents
Beginning	115,529	41,793
Ending	$148,398	$80,847

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$3,556	$5,102
Common stock issued in merger	$-	$201,128

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  On February 28, 2008, Virginia Financial Group, Inc (“VFG”) and FNB Corporation (“FNB”) merged and changed the surviving corporation’s name to StellarOne Corporation.  The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the nine month period ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events for possible recognition and / or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10Q were issued.

As reported previously, on September 28, 2009, StellarOne Corporation announced that its subsidiary, StellarOne Bank, signed a purchase and assumption agreement to sell a financial service center located in Farmville, Virginia to The Farmers Bank of Appomattox, with principal offices located in Appomattox, Virginia.  The branch sale, which is subject to regulatory approval, includes all deposit accounts, fixed assets, and real estate. Branch deposits amount to approximately $14.5 million. The proposed transaction is expected to close in the first quarter of 2010.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and estimated fair value of securities with gross unrealized gains and losses is presented below.

	September 30, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Securities Held to Maturity:
State and municipal	$426	$5	$-	$431	$894	$3	$-	$897
Mortgage backed securities	22	-	-	22	26	-	-	26
Total	$448	$5	$-	$453	$920	$3	$-	$923

Securities Available for Sale:
U. S. Treasuries	$20,227	$42	$-	$20,269	$-	$-	$-	$-
U. S. Government agencies	65,789	1,072	(9)	66,852	68,477	1,107	(36)	69,548
State and municipals	112,658	5,079	(74)	117,663	86,021	1,031	(287)	86,765
Corporate bonds	6,568	342	-	6,910	7,603	48	(189)	7,462
Collateralized mortgage obligations	8,954	124	(378)	8,700	12,375	7	(604)	11,778
Mortgage backed securities	117,612	4,717	-	122,329	145,321	3,587	(59)	148,849
Certificates of deposit	677	-	-	677	747	-	-	747
Equity securities	2,112	-	(192)	1,920	3,933	2	(1,920)	2,015
Other	11	-	-	11	9	-	-	9
Total	$334,608	$11,376	$(653)	$345,331	$324,486	$5,782	$(3,095)	$327,173

The book value of securities pledged to secure deposits and for other purposes amounted to $156.9 million and $120.0 million at September 30, 2009 and December 31, 2008, respectively.

Sales of securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Proceeds from sales	$11,015	$1,741	$30,320	$90,084
Gross realized gains	36	1	50	650
Gross realized losses	(5)	(60)	(5)	(470)
Impairment losses	(1,870)	(274)	(1,870)	(274)

As of September 30, 2009, securities with unrealized losses segregated by length of impairment were as follows:

	Less than 12 months		12 months or more		Total
Description of Securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale
U. S. Government Agencies	$4,006	$9	$-	$-	$4,006	$9
Mortgage backed securities	49	-	9	-	58	-
State and municipals	3,281	60	472	14	3,753	74
Collateralized mortgage obligations	-	-	3,108	378	3,108	378
Subtotal debt securities	7,336	69	3,589	392	10,925	461
Equity securities	51	11	808	181	859	192
Total	$7,387	$80	$4,397	$573	$11,784	$653

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

As of September 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement, other than the other-than-temporary impairment loss related to our bank equity securities..

The amortized cost and estimated fair value of securities at September 30, 2009 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities are shown separately since they are not due at a single maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$426	$431	$34,475	$34,783
Due after one year through five years	-	-	103,502	106,390
Due after five years through ten years	22	22	66,071	68,647
Due after ten years	-	-	128,437	133,580
Equity securities	-	-	2,112	1,920
Other	-	-	11	11
Total	$448	$453	$334,608	$345,331

4.	Impairment of Investment Securities

During the quarter ended September 30, 2009, management revised its methodology and related policy for the evaluation of equity securities impairment in order to comply with related guidance under US Generally Accepted Accounting Principles (GAAP).  Management has determined that other-than-temporary impairment exists and should be recorded if the fair value of an equity security represents (1) less than 70% of the book value of a security regardless of loss period or (2) if the loss period has been more than 18 months regardless of the fair value’s relationship to carrying value.  If either of these conditions do not exist, but management becomes aware of possible impairment outside of this scope, management will conduct additional research to determine if market price recoveries can reasonably be expected to occur within an acceptable forecast period.  For purposes of this analysis, a near term recovery period has been defined as 3-6 months.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This change has been necessitated based on management’s interpretations of SAB Topic 5M and related authoritative accounting guidance and discussions with the U.S. Securities and Exchange Commission (“SEC”) regarding the consideration of impairment on equity securities. After revising the policy to conform with GAAP in October 2009, management applied the revised criteria to the Company’s bank equities investments at September 30, 2009 and determined that it was appropriate to record an other-than-temporary impairment charge to the consolidated income statement of $1.9 million on a pre-tax basis during the third quarter of 2009 which is reflected in these consolidated financial statements.  Misstatements in previously filed financial statements noted through applying our previous non-GAAP compliant policy compared to our revised policy were deemed to be immaterial.

5.	Loans Receivable

The Company’s loan portfolio is composed of the following (In thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Real estate loans:
Construction and land development	$319,067	$380,833
Secured by 1-4 family residential	726,788	706,727
Commercial and multifamily	914,986	876,649
Commercial, financial and agricultural loans	207,346	225,637
Consumer loans	46,908	60,042
All other loans	6,819	13,403
Total loans	2,221,914	2,263,291
Deferred loan costs	1,009	1,295
Allowance for loan losses	(41,040)	(30,464)
Net loans	$2,181,883	$2,234,122

6.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
	(unaudited)		(unaudited)

Balance, beginning	$30,464	$15,082	$15,082
Provisions for loan losses	34,300	20,787	9,787
Loans charged off	(25,796)	(18,191)	(5,212)
Recoveries	2,072	1,247	905
Net charge-offs	(23,724)	(16,944)	(4,307)
Allowance assumed via acquisition	-	11,539	11,539
Balance, ending	$41,040	$30,464	$32,101

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information about impaired loans as of the periods indicated is as follows (In thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)

Impaired loans for which an allowance has been provided	$40,508	$34,055
Impaired loans for which an allowance has not been provided	16,045	24,650
Total impaired loans	$56,553	$58,705
Allowance provided for impaired loans, included in the allowance for loan losses	$6,271	$5,503

7.   (Loss) Earnings Per Share

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2009 and 2008.  Potential dilutive stock had no effect on (loss) income available to common stockholders for the three month period.

	September 30,	September 30,
(In thousands, except per share amounts)	2009	2008
	(unaudited)	(unaudited)

Net (loss) income	$(8,895)	$2,029
Less:
Preferred stock dividends	(378)	-
Accretion of preferred stock discount	(86)	-
Net (loss) income available to common shareholders (numerator)	$(9,359)	$2,029

(Loss) earnings per common share
Weighted average common shares outstanding (denominator)	22,657,474	22,599,189
(Loss) earnings per common share	$(0.41)	$0.09

Diluted (loss) earnings per common share
Weighted average common shares issued and outstanding	22,657,474	22,599,189
Add:
Restricted stock	-	20,516
Incentive stock options	-	6,278
Stock options	-	43,401
Diluted weighted average common shares outstanding (denominator)	22,657,474	22,669,384
Diluted (loss) earnings per common share	$(0.41)	$0.09

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2009 and 2008.  Potential dilutive stock had no effect on (loss) income available to common stockholders for the nine month period.

	September 30,	September 30,
(In thousands, except per share amounts)	2009	2008
	(unaudited)	(unaudited)

Net (loss) income	$(9,076)	$10,256
Less:
Preferred stock dividends	(1,122)	-
Accretion of preferred stock discount	(245)	-
Net (loss) income available to common shareholders (numerator)	$(10,443)	$10,256

(Loss) earnings per common share
Weighted average common shares outstanding (denominator)	22,639,473	20,095,261
(Loss) earnings per common share	$(0.46)	$0.51

Diluted (loss) earnings per common share
Weighted average common shares issued and outstanding	22,639,473	20,095,261
Add:
Restricted stock	-	16,213
Incentive stock options	-	7,816
Stock options	-	45,600
Diluted weighted average common shares outstanding (denominator)	22,639,473	20,164,890
Diluted (loss) earnings per common share	$(0.46)	$0.51

Due to the loss available to common shareholders during the three and nine month periods in 2009 all unvested restricted stock and stock options would have been anti-dilutive and were not included in the three or nine month calculations for 2009.  In 2008, stock options representing 368,652 and 348,316 shares were not included in the three and nine month calculations of earnings per share, respectively, as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.     Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $113 thousand and $371 thousand during the three and the nine months ended September 30, 2009 and $151 thousand and $1.7 million during the three and nine months ended September 30, 2008.  An acceleration adjustment of $1.3 million related to the merger is included in compensation and employee benefit expense for the nine month period ended September 30, 2008.

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

A summary of the stock option plan at September 30, 2009 and 2008 and changes during the periods ended on those dates are as follows:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	614,198	$18.58	239,671	$23.37
Acquired via merger	-	-	311,606	14.02
Granted	17,392	12.78	123,061	18.27
Forfeited	(5,672)	-	(4,093)	21.16
Expired	-	-	(19,329)	14.60
Exercised	(35,915)	9.77	(27,311)	10.60
Outstanding, September 30,	590,003	$18.93	623,605	$18.53

Exercisable, September 30,	475,075		501,944

The aggregate intrinsic value of the options outstanding as of September 30, 2009 was $584 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2009 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of September 30, 2009 was $550 thousand.  The weighted average remaining contractual life is 4.0 years for exercisable options at September 30, 2009.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested restricted shares outstanding as of September 30, 2009 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value

Nonvested at January 1, 2009	35,401	$16.31	$598
Granted	56,821	13.09
Vested & Exercised	(20,029)	16.26	$(253)
Forfeited	(200)	15.65
Nonvested at September 30, 2009	71,993	$13.78	$1,062

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2009 that will be recognized in future periods is as follows (in thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining three months of 2009	$17	$107	$124
For year ended December 31, 2010	70	277	347
For year ended December 31, 2011	70	159	229
For year ended December 31, 2012	71	109	180
For year ended December 31, 2013	24	93	117
For year ended December 31, 2014	1	36	37
Total	$253	$781	$1,034

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.    Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Under the guidance in ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. These levels are:

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized below (In thousands).

		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale	$345,331	$22,200	$323,131	$-
Total assets at fair value	$345,331	$22,200	$323,131	$-

Other liabilities (1)	$2,926	$2,926	$-	$-
Total liabilities at fair value	$2,926	$2,926	$-	$-

(1) Includes liabilities associated with deferred compensation plans

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market whose fair value was recognized to be below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2009 are included in the table below (In thousands).

		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$56,553	$-	$32,423	$24,130
Loans held for sale - mortgage	45,739	-	45,739	-
Foreclosed assets	5,437	-	3,257	2,180
Total assets at fair value	$107,729	$-	$81,419	$26,310

Total liabilities at fair value	$-	$-	$-	$-

FASB ASC Topic 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$148,398	$148,398	$115,529	$115,529
Investment securities	345,779	345,784	328,093	328,096
Mortgage loans held for sale	45,739	45,739	15,847	15,847
Loans, net	2,181,883	2,198,654	2,234,122	2,248,579
Accrued interest receivable	9,862	9,862	10,230	10,230

Financial liabilities:
Deposits	$2,404,421	$2,418,756	$2,323,108	$2,340,791
Federal funds purchased and securities sold under agreements to repurchase	572	572	699	699
Federal Home Loan Bank advances	145,000	150,610	187,700	195,955
Subordinated debt	32,991	32,992	32,991	33,086
Accrued interest payable	4,211	4,211	5,476	5,476

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Restricted Investment in Bank Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of September 30, 2009 and December 31, 2008, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta announced that it would no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  The FHLB of Atlanta announced on October 30, 2009 that is has approved a dividend at the rate of 0.41% for the third quarter of 2009.  Additionally, they also announced that it will not repurchase activity-based excess capital stock outstanding as of the end of the third quarter 2009.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2009.

11.	New Authoritative Accounting Guidance

Accounting Standards Codification — The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The adoption of FASB ASC had no impact on the Company’s consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 320, “Investments — Debt and Equity Securities,” — New authoritative accounting guidance under ASC Topic 320, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The new guidance under ASC Topic 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities, however, it requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and any remaining portion in the other comprehensive income category of stockholders’ equity, if the entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis.  The Company adopted the new guidance under ASC Topic 320 during the period ended June 30, 2009.  There was no impact from the adoption of new guidance under ASC Topic 320 on the Company’s consolidated financial statements.

FASB ASC Topic 820 “Fair Value Measurement” — In April 2009, the FASB issued new authoritative accounting guidance under ASC Topic 820 that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly and also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new guidance under ASC Topic 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction that is, between market participants at the measurement date under current market conditions with the assumption that the sale is not a forced liquidation or distressed sale.. The new guidance under ASC Topic 820 was effective for fiscal years and interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. There was no impact on the Company’s consolidated financial statements as a result of adopting new guidance under ASC Topic 820.

FASB ASC Topic 825,”Financial Instruments” — In April 2009, the FASB issued new authoritative accounting guidance under ASC topic 825, ”Financial Instruments” which requires disclosures about the fair value of financial instruments for public entities on an interim basis that previously were required only in annual financial statements.  The provisions of ASC Topic 825 were effective for fiscal years and interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  As the guidance amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of new authoritative accounting guidance under ASC Topic 825 had no impact on the Company’s consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events” — The Company adopted the new authoritative accounting guidance under ASC Topic 855, during the period ended June 30, 2009.  ASC Topic 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  However, events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date shall not be recognized.  The adoption of the guidance under ASC Topic 855 did not impact the Company’s consolidated financial statements. We evaluated all events or transactions that occurred after September 30, 2009, through November 9, 2009, the date we issued these consolidated financial statements. Please see Note 12 “Subsequent Event” for a subsequent event disclosure included in the September 30, 2009 consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 860, “Transfers and Servicing.” — New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

12.   Subsequent Event

On November 6, 2009, StellarOne Corporation’s subsidiary, StellarOne Bank, completed the sale of a financial service center located in Woodstock, Virginia to First Bank, with principal offices located in Strasburg, Virginia.  First Bank assumed the deposits and fixed assets and paid the Company a premium on the outstanding deposits.  StellarOne Bank retained the outstanding loans while total deposits transferred to First Bank totaled approximately $14.3 million. Management anticipates recognizing a pre-tax gain of approximately $200 thousand in connection with this transaction.

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

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, StellarOne is one of the largest independent commercial bank holding companies headquartered in the Commonwealth of Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The Company collapsed all of its previous affiliates into StellarOne Bank on May 27, 2008.  The organization has a network of fifty-seven full-service financial centers, one loan production office, and sixty-six ATMs stretching from the New River Valley, Roanoke Valley, Shenandoah Valley and Central and North Central Virginia.

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

During the quarter ended September 30, 2009, management revised its methodology and related policy for the evaluation of equity securities impairment in order to comply with related guidance under US Generally Accepted Accounting Principles (GAAP).  Management has determined that other-than-temporary impairment exists and should be recorded if the fair value of an equity security represents (1) less than 70% of the book value of a security regardless of loss period or (2) if the loss period has been more than 18 months regardless of the fair value’s relationship to carrying value.  If either of these conditions do not exist, but management becomes aware of possible impairment outside of this scope, management will conduct additional research to determine if market price recoveries can reasonably be expected to occur within an acceptable forecast period.  For purposes of this analysis, a near term recovery period has been defined as 3-6 months.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This change has been necessitated based on management’s interpretations of SAB Topic 5M and related authoritative accounting guidance and discussions with the U.S. Securities and Exchange Commission (“SEC”) regarding the consideration of impairment on equity securities. After revising the policy to conform with GAAP in October 2009, management applied the revised criteria to the Company’s bank equities investments at September 30, 2009 and determined that it was appropriate to record an other-than-temporary impairment charge to the consolidated income statement of $1.9 million on a pre-tax basis during the third quarter of 2009 which is reflected in these consolidated financial statements.  Misstatements in previously filed financial statements noted through applying our previous non-GAAP compliant policy compared to our revised policy were deemed to be immaterial.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There are a total of eleven (11) securities that had unrealized losses for 12 months or more as of September 30, 2009 totaling $573 thousand.  StellarOne has the ability and intent to hold these securities for the time thought to be necessary to recover its cost, and does not consider them to be other-than-temporarily impaired at September 30, 2009.

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

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. That annual assessment date is September 30. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.   The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  Amortization expense charged to operations was $1.3 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees.  The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally five years. The Company recognizes the associated compensation cost relating to share-based payment transactions in the consolidated financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

New awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets.  Additionally we refer and define noninterest income on an operating basis below in our discussions of operations.  These are non-GAAP financial measures that we believe provide investors with important information regarding our operational efficiency. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP.

Results of Operations

The Company’s loss for the third quarter of 2009 was $8.9 million, or a net loss available to common shareholders of $9.4 million, or $0.41 per diluted common share. Those results compare to net income of $2.0 million, or diluted earnings per share of $0.09 during the same period in the prior year, and a net loss to common shareholders of $785 thousand or $0.03 per diluted common share recognized for the second quarter of 2009.  The results for the third quarter of 2009 were impacted by a provision for loan losses totaling $20.1 million for the period, which compares to a provision for loan losses of $6.5 million during the second quarter of 2009 and $6.0 million for the same quarter in the prior year.  Risk rating downgrades, increasing historical loss experience, the economic climate and other environmental factors necessitated the additional allowances.  Additionally, results were impacted by a non-cash impairment charge of $1.9 million on a pretax basis associated with investments in bank equities.

The Company’s loss for the nine month period ended September 30, 2009 was $9.1 million, or a net loss available to common shareholders of $10.4 million, or $0.46 per diluted common share. Those results compare to net income of $10.3 million, or diluted earnings per share of $0.51 during the same period in the prior year.  Similar to the three month period, the results for the fist nine months of 2009 were impacted by an increased provision for loan losses totaling $34.3 million that approximated net charge-offs of $23.7 million for the period, and compares to a provision for loan losses of $9.8 million during the first nine months of 2008.  Additionally, the results for the nine month period in 2009 were also reduced by a $3.6 million increase in total FDIC assessment expense when compared to the same period in the prior year and a non-cash impairment charge of $1.9 million associated with investments in bank equities recorded in the third quarter of 2009.

Net Interest Income

Net interest income, on a tax-equivalent basis amounted to $22.7 million for the third quarter, which compares to $22.7 for second quarter of this year, and $27.4 million for the same period in prior year. The net interest margin was 3.30% for the third quarter, compared to 3.34% for the second quarter of this year, and 4.06% for the third quarter of 2008. The average yield on earning assets decreased 18 basis points to 5.11% as compared to 5.29% for the second quarter of this year, which was substantially offset by improvement in the cost of interest bearing liabilities, which contracted 15 basis points from 2.31% during the second quarter to 2.16% during the third quarter of this year.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The re-pricing sensitivity of interest bearing liabilities accelerated relative to interest earning assets during the third quarter as a higher percentage of the CD portfolio repriced.  This repricing relationship is expected to continue during the fourth quarter as net interest margin is anticipated to improve on a linked quarter basis.

The compression noted for both the three and nine month periods when compared to the same periods in 2008 continues to be yield driven, with the average yield on earning assets decreasing 119 basis points to 5.11% as compared to 6.30% for the same quarter in 2008. Contributing factors include a relatively high level of fixed rate re-pricing in the loan portfolio, the impact of an increasing amount of loans in nonaccrual status and a higher level of short term liquidity in the balance sheet.  The cost of interest bearing liabilities contracted 47 basis points from 2.63% during the third quarter of 2008 to 2.16% during the third quarter of 2009, but remained much less sensitive to repricing when compared to interest earning assets.  The margin compression noted when comparing the nine month periods is consistent with the items discussed above related to the quarterly comparisons.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended September 30,
	(unaudited)
	2009			2008
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,260,411	$31,055	5.45%	$2,279,282	$37,744	6.59%
Investment securities
Taxable	232,267	2,311	3.89%	256,426	3,155	4.81%
Tax exempt	111,982	1,710	5.98%	86,908	1,366	6.15%
Total investments	344,249	4,021	4.57%	343,334	4,521	5.15%

Interest bearing deposits	54,109	36	0.26%	735	3	1.60%
Federal funds sold	69,632	38	0.21%	60,406	272	1.76%
	467,990	4,095	3.42%	404,475	4,796	4.64%

Total earning assets	2,728,401	$35,150	5.11%	2,683,757	$42,540	6.30%

Total nonearning assets	284,163			309,093

Total assets	$3,012,564			$2,992,850

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$536,184	$1,276	0.94%	$507,990	$439	0.34%
Money market	312,479	1,199	1.52%	232,802	1,096	1.87%
Savings	194,314	431	0.88%	202,329	1,935	3.79%
Time deposits:
Less than $100,000	713,888	5,070	2.82%	754,557	6,014	3.16%
$100,000 and more	359,362	2,880	3.18%	351,678	3,355	3.78%
Total interest-bearing deposits	2,116,227	10,856	2.04%	2,049,356	12,839	2.49%

Federal funds purchased and securities sold under agreements to repurchase	554	4	2.95%	950	4	1.65%
Federal Home Loan Bank advances and other borrowings	145,000	1,321	3.56%	194,799	1,795	3.61%
Subordinated debt	32,991	293	3.48%	32,991	481	5.71%
Other borrowings	-	-	N/A	6	1	65.22%

	178,545	1,618	3.55%	228,746	2,281	3.90%

Total interest-bearing liabilities	2,294,772	12,474	2.16%	2,629,780	15,120	2.63%

Total noninterest-bearing liabilities	328,219			349,662

Total liabilities	2,622,991			2,979,442
Stockholders' equity	389,573			365,086

Total liabilities and stockholders' equity	$3,012,564			$3,344,528

Net interest income (tax equivalent)		$22,676			$27,420
Average interest rate spread			2.95%			3.67%
Interest expense as percentage of average earning assets			1.81%			2.24%
Net interest margin			3.30%			4.06%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	(unaudited)
	2009			2008
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,278,781	$95,455	5.60%	$2,066,251	$104,371	6.75%
Investment securities
Taxable	229,777	7,409	4.25%	243,015	8,999	4.87%
Tax exempt	97,682	4,511	6.09%	88,942	4,185	6.18%
Total investments	327,459	11,920	4.80%	331,957	13,184	5.22%

Interest bearing deposits	51,972	80	0.20%	1,651	16	1.27%
Federal funds sold	48,691	78	0.21%	50,113	795	2.07%
	428,122	12,078	3.72%	383,721	13,995	4.79%

Total earning assets	2,706,903	$107,533	5.31%	2,449,972	$118,366	6.45%

Total nonearning assets	285,949			269,254

Total assets	$2,992,852			$2,719,226

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$525,761	$3,928	1.00%	$436,958	$1,338	0.41%
Money market	274,671	3,076	1.50%	185,302	2,578	1.85%
Savings	191,522	1,261	0.88%	180,276	4,731	3.50%
Time deposits:
Less than $100,000	756,730	17,056	3.01%	679,507	16,974	3.33%
$100,000 and more	329,713	8,547	3.47%	324,088	9,880	4.06%
Total interest-bearing deposits	2,078,397	33,868	2.18%	1,806,131	35,501	2.62%

Federal funds purchased and securities sold
under agreements to repurchase	455	10	2.90%	4,757	64	1.77%
Federal Home Loan Bank advances
and other borrowings	166,319	4,441	3.52%	205,461	5,334	3.41%
Subordinated debt	32,991	992	3.97%	30,146	1,411	6.15%
Commercial paper	-	-	N/A	32,554	635	2.56%
Other borrowings	-	-	N/A	459	7	2.00%

	199,765	5,443	3.59%	273,377	7,451	3.58%

Total interest-bearing liabilities	2,278,162	39,311	2.30%	2,079,508	42,952	2.75%

Total noninterest-bearing liabilities	323,199			321,968

Total liabilities	2,601,361			2,401,476
Stockholders' equity	391,491			317,750

Total liabilities and stockholders' equity	$2,992,852			$2,719,226

Net interest income (tax equivalent)		$68,222			$75,414
Average interest rate spread			3.01%			3.70%
Interest expense as percentage of
average earning assets			1.94%			2.34%
Net interest margin			3.37%			4.11%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales of assets, total non-interest income amounted to $7.7 million for the third quarter of 2009, a decrease of $550 thousand or 6.6% from $8.3 million for second quarter of this year, and an increase of $660 thousand or 9.31% from $7.1 million for the same period in prior year. Mortgage banking revenue totaled $1.8 million for the third quarter, a decrease of $300 thousand or 14.4% compared to $2.1 million for the second quarter of this year, and an increase of $1.2 million or over 100% compared to the third quarter of the prior year. The elevated level of secondary mortgage originations reflects the continuing favorable interest rate environment. Retail banking fee income amounted to $4.3 million for the third quarter, an increase of $216 thousand or 5.3% compared to $4.1 million for the second quarter of this year, largely a result of more NSF charge activity and a higher realization rate associated with these fees.  Wealth management revenues from trust and brokerage fees for the third quarter were $1.1 million or essentially flat compared to $989 thousand in the second quarter of this year.  Revenues from this line of business remain suppressed due to lower market valuations for assets under management.   Revenues from other miscellaneous income sources for the third quarter were $201 thousand, down $579 thousand or 74.2% compared to $780 thousand for the second quarter of this year. This variance related principally to seasonal insurance related revenues recorded in the second quarter and losses on pass-through investments accounted for under the equity method.

On an operating basis for the nine month period, which excludes gains and losses from sales of assets, total non-interest income amounted to $23.1 million for the first nine months of 2009, an increase of $2.6 million or 12.7% from $20.5 million for the same period in the prior year.  All increases for the nine month period were influenced to some extent by the merger of equals transaction consummated in February of 2008, however, the effect was not the primary factor in any of the variances noted.  Mortgage banking revenue totaled $5.3 million for the first nine months of 2009, an increase of $2.5 million or 86.5% compared to $2.8 million for the same period in 2008.  The increased originations are primarily a reflection of the favorable interest rate environment and have resulted in an increase in the earnings contribution from the mortgage line of business during the first nine months of 2009.  Retail banking fee income amounted to $12.2 million for the first nine months of 2009, an increase of $1.6 million or 15.2% compared to $10.5 million for the first nine months of 2008.  This increase is largely a result of more NSF charge activity, analysis fee charges and a higher realization rate associated with these fees.  Wealth management revenues from trust and brokerage fees for the first nine months of 2009 were $3.1 million, down $801 thousand or 20.5% compared to the same period in 2008.  Revenues from this line of business remain suppressed due to lower market valuations for assets under management.  Revenues from other miscellaneous income sources for the first nine months of 2009 were $1.6 million, down $765 thousand or 32.7% compared to $2.3 million for the first nine months of 2008.  The decrease compared to the same period in the prior year relates primarily to a non-recurring Visa class B stock redemption that occurred during the first nine months of 2008 and losses on pass-through investments accounted for under the equity method recorded during 2009.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Non-interest expense for the third quarter amounted to $22.7 million, or down $1.4 million or 5.8% when compared to the $24.1 million for the second quarter of this year and down $411 thousand or 1.8% when compared to the same quarter in the prior year. Excluding the increase in FDIC insurance, non-interest expense is down $909 thousand or 4.0% compared with third quarter last year. A special assessment from the FDIC totaling $1.3 million, which was paid in September 2009, was accrued during the second quarter and accounted for most of decrease as compared to second quarter of this year.  Exclusive of the special assessment, noninterest expense was relatively flat compared to the second quarter of this year.  StellarOne’s efficiency ratio was 74.77% for the third quarter of 2009, compared to 77.58% for the second quarter of 2009, reflecting the decrease in noninterest expense.

Non-interest expense for the first nine months of 2009 amounted to $69.0 million, or up $2.2 million or 3.3% when compared to the $66.8 million for the first nine months of 2008.  Mortgage banking accounted for a significant portion of this increase.  Mortgage commissions increased $1.1 million when comparing the first nine months of 2009 to the same period in 2008.  Likewise, loan operations expense increased $1.5 million when comparing the first nine months of 2009 to the same period in 2008.  Additionally, FDIC assessment expense for the nine month period in the current year increased $3.6 million when compared to the same period in the prior year.  StellarOne’s efficiency ratio was 75.60% for the first nine months of 2009, compared to 69.60% for the first nine months of 2008.

Income Taxes

Income tax benefit for the third quarter of 2009 was $6.0 million resulting in an effective tax rate of 40.5% compared to $714 thousand in income tax expense, or 26.0%, for the third quarter of 2008.  For the nine month period ended September 30, 2009, income tax benefit amounted to $7.1 million, resulting in an effective tax rate of 44.0% compared to $4.7 million in income tax expense, or 31.5% for the same period in 2008.  The increase in the effective tax rate for both the three and nine month periods in 2009 is a result of increased provisioning that has reduced pretax earnings to a level which is proportionately much smaller in relation to our permanent differences when compared to the same period in the prior year.  As pretax results approach the breakeven point substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Given the current economic environment and that elevated levels of provisioning are driving the effective rate; the effective rate for both the three and nine month periods of 2009 is within the estimated range of probable rates expected for the annualized period.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
.
Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets increased to 2.27% as of September 30, 2009, compared to 1.66% as of December 31, 2008 and 1.62% as of September 30, 2008.  Annualized net charge-offs as a percentage of average loans receivable amounted to 2.47% for the third quarter of 2009, compared to 1.20% for the second quarter of 2009 and 0.44% for the third quarter of 2008.  Net charge-offs for the third quarter totaled $13.9 million and were up $7.0 million compared to the $6.9 million in net charge-offs recognized during the second quarter of 2009 and up $11.4 million compared to the $2.5 million in net charge-offs posted during the third quarter of 2008.

The primary concentration of credit issues within the portfolio continues to be the residential development and construction loan segment of our portfolio, with emphasis on a concentration at Smith Mountain Lake, Virginia (SML). Of the total nonaccrual loans of $61.3 million at September 30, 2009, approximately $33.2 million are residential development and construction loans, of which approximately $21.5 million are SML related.

StellarOne recorded a provision for loan losses of $20.1 million for the third quarter of 2009, an increase of $13.6 million compared to the second quarter of this year and $6 million for the same period in the prior year. The third quarter provision compares to net charge-offs of $13.9 million for the quarter, resulting in an allowance as a percentage of total loans of 1.85% or up 29 basis points when compared to 1.56% for June 30, 2009. The allowance represents 67.0% of non-performing loans at September 30, 2009, compared to 47.8% of non-performing loans at June 30, 2009.

At September 30, 2009 StellarOne had $13.7 million in loans under troubled debt restructuring terms.  These restructurings occur when a loan customer has experienced or is anticipated to experience, financial difficulties in the short term.  Consequently, a modification is granted to the borrower that would not otherwise be considered.  These loans continue to accrue interest as long as the borrower complies with the modified loan terms and conditions and has demonstrated repayment performance under the modified agreement.

Accruing restructured loans were $11.5 million at September 30, 2009 compared to $5.5 million at June 30, 2009.  These loans are primarily residential real estate related and are being restructured in order to assist our customers in retaining their homes and minimize our exposure to potential losses.  These loans have been restructured by either reducing the related interest rate, extending the terms or both.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
	(unaudited)		(unaudited)

Non-accrual loans	$59,108	$44,491	$42,245
Troubled debt restructurings	2,184	-	372
Foreclosed assets	5,437	4,627	4,189
Loans past due 90 days accruing interest	938	-	1,554
Total non-performing assets	$67,667	$49,118	$48,360
Nonperforming assets to total assets	2.27%	1.66%	1.62%
Nonperforming assets to loans and foreclosed property	3.04%	2.17%	2.22%
Allowance for loan losses as a percentage of loans receivable	1.85%	1.35%	1.40%
Allowance for loan losses as a percentage of nonperforming assets	60.65%	62.02%	63.09%
Annualized net charge-offs as a percentage of average loans receiveable	1.20%	1.39%	0.28%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $5.4 million and $1.1 million in common and preferred dividends, respectively, during the nine month period ended September 30, 2009.  These dividends combined with the net loss of $9.1 million and resulted in a reduction in retained earnings of $15.6 million during the nine month period.  As previously announced, the Company has reduced its quarterly dividend from $0.16 per share to $0.04 per share, beginning with the dividend paid on May 29, 2009 in an effort to preserve capital.  Management anticipates maintaining this dividend level until earnings conditions improve.  On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which further enhanced capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of September 30, 2009, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.”  There are no conditions or events that management believes have changed the subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of September 30, 2009 (In thousands):

	Corporation	Bank
Tier 1 capital	$329,715	$280,056
Tier 2 capital	31,454	31,232
Total risk-based capital	361,169	311,288
Total risk-weighted assets	2,506,764	2,488,729
Average adjusted total assets	2,931,077	2,909,670
Capital ratios:
Tier 1 risk-based capital ratio	13.15%	11.25%
Total risk-based capital ratio	14.41%	12.51%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.25%	9.63%
Equity to assets ratio	13.08%	12.66%
Tangible common equity to assets ratio	9.35%	9.91%

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Not applicable.

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 6.                      EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1	Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed July 30, 2007.

Exhibit No. 3.1(a)	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 28, 2008)

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended and restated dated June 1, 2009 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2009).

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 28, 2008)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 9, 2009

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 9, 2009