Form 10-K
period 2009-12-31
StellarOne CORP
filed 2010-03-11
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________________

Form 10-K
_________________________

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number:  000-22283
_________________________

STELLARONE CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

VIRGINIA	54-1829288
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                            Accelerated Filer ☒                                      Non-accelerated filer ☐                                               Smaller reporting company ☐
                                  (Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes  ☒No

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $281,955,248.

There were 22,808,332 shares of common stock outstanding as of March 3, 2010.
Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 27, 2010 are incorporated by reference in Part III hereof.

PART I

Item 1.  BUSINESS

GENERAL

StellarOne Corporation’s the ("Company’s") subsidiary bank is community-oriented and offers services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. In addition, the Company’s subsidiary bank offers internet banking access for banking services, and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small and middle-market businesses in the local market of the Company's subsidiary bank. The bank through its wealth management division provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of its customers. Other lines of business include Corporate Banking, Retail Banking, Business Banking and Mortgage Banking and utilizing a “super-community” banking strategy, the subsidiary is run autonomously as a community bank, with the holding company providing back-office support such as corporate finance, loan and deposit operations, credit administration, information technology, marketing, human resources, compliance, audit and loan review.  At December 31, 2009, StellarOne Corporation had consolidated total assets of $3.0 billion and was one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia.

The Company’s operating strategy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets and low or no interest-cost deposits. This strategy includes partnering with our clients while providing excellent service through branches that are open six days a week, automated teller machine (“ATM”) networks and telephone and internet banking. The Company’s growth strategies include new branch expansion, acquisitions and the development of new products and services. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

The Company’s lending strategy is to originate high credit quality, primarily secured, loans. The Company’s largest core lending business is its commercial and residential real estate loan operation, which offers variable-rate loans and lines of credit secured by real estate properties. These loans are generally made on local properties or to local customers within our markets.

StellarOne Bank owns a 14.2% interest in Banker’s Insurance, LLC and a 24.5% interest in Virginia Title Center, LLC. Bankers Insurance, LLC is a full-service, independent insurance agency headquartered in Richmond, Virginia that was established in 1999 and has a total of 13 offices.  Through partnerships with many of the major insurance companies, Bankers Insurance is able to offer complete insurance packages, whether commercial, personal, or life and health, at competitive prices. Based in Roanoke, Virginia, Virginia Title Center, LLC has been providing title insurance products and related services in Virginia, Tennessee, North Carolina, South Carolina, and West Virginia since 1989. Virginia Title Center underwrites through Investors Title Insurance Company headquartered in Chapel Hill, North Carolina. Investors Title is recognized nationally for its innovative products, flexible underwriting, and competitive pricing.

EMPLOYEES

At December 31, 2009, the Company had 827 full time equivalent employees.  No employees are represented by any collective bargaining unit.  The management of the Company considers relations with its employees to be good.

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

The Company’s deposit market share at June 30, 2009 represented approximately 1.17% of the total banking deposits in the Commonwealth of Virginia. Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

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

Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock (and pari passu with the Company’s other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series A Preferred Stock generally is non-voting. The American Reinvestment and Recovery Act of 2009 (“ARRA”) amends certain provisions of EESA and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the Treasury to permit financial institutions from whom the Treasury purchased preferred stock to redeem such preferred stock at par upon approval by its primary regulator.

Under the CPP, the Company and the Named Executive Officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of ARRA amends Section 111 of EESA to provide that participants in the CPP are subject to the standards established by the Secretary, and directs the Secretary to require each CPP recipient to meet appropriate standards for executive compensation and corporate governance.  On June 15, 2009, the Treasury issued an interim final rule, Trouble Asset Relief Program (TARP) Standards For Compensation and Corporate Governance, to provide guidance on the executive compensation and corporate governance provisions of the EESA as amended by the ARRA.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  As of December 31, 2009, the Company and its subsidiary bank met all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of Richmond categorized the Company’s subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991 “FDICIA”.  To be categorized as “well capitalized,” the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since notification that management believes have changed the Company’s category.

Dividends

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only from income available as defined, and only from prospective earnings retention consistent with the organization’s expected future needs and financial condition. The policy provides that the bank holding companies should not maintain a level of cash dividends that undermines the ability to serve as a source of strength to the banking subsidiary.

The Company is a holding company separate and apart from its subsidiary, and thus has liquidity needs that are funded primarily by the income of its subsidiary. The parent company’s cash outflows consist of dividends to shareholders, interest on borrowings and unallocated corporate expenses. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary. Under the current supervisory regulation, prior approval from such agencies is required if the community bank pays cash dividends that exceed certain levels as defined. During 2009, the banking subsidiary paid $26.7 million in management fees to the Company, and $5.5 million in dividends were paid to the Company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1933, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for the Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the Securities and Exchange Commission (“SEC”); (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and executive officers; and (vi) new and increased civil and criminal penalties for violations of securities laws. Certifications of the Chief Executive Officer and Chief Financial Officer can be found in the “Exhibits” section of this document. “Management’s Report on Internal Control over Financial Reporting” can be found in Item 9A of this report.

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

Deposit Insurance Premiums. Under current regulations, FDIC-insured depository institutions that are members of the FDIC pay insurance premiums at rates based on their assessment risk classification, which is determined, in part, based on the institution’s capital ratios and on factors that the FDIC deems relevant to determine the risk of loss to the FDIC.  In 2007, the annual assessment rates changed to a range of 5-43 basis points, an increase from the 0-27 basis point range that had been in effect since 1996.  In 2009, the base assessment rate range for Risk Category 1 institutions increased to 7-24 basis points as part of the FDIC's Restoration Plan for the Depositors Insurance Fund “DIF”.  This increase was necessary to replenish the DIF due to the number of recent failures of FDIC-insured institutions.  As part of the new assessments that began April 1, 2009, the FDIC introduced three new adjustments that may impact the assessment base.  These adjustments are for 1) a potential decrease for long-term unsecured debt, 2) a potential increase for secured liabilities above a threshold amount and 3) for non-risk category 1 institutions, a potential increase for brokered deposits above a threshold amount.  The base assessment rates for Risk Categories II — IV range from 17-78 basis points.  A change in our risk category would negatively impact our assessment rates. The Company’s subsidiary bank’s Risk Category for 2009 was I.

The amount an institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2010 is 0.265 basis points (1.06 basis points annually).  The assessment rate is adjusted quarterly.

On May 22, 2009, the FDIC voted to levy a special assessment on insured institutions as part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system.  The special assessment was 5 basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  On September 30, 2009, the Company paid a special assessment of $1.4 million.

On November 12, 2009, the FDIC voted to require insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting earnings of the industry.  On December 31, 2009, the Company pre-paid estimated assessments of $15.0 million for the years 2010-2012.  For risk-based capital purposes, the pre-payment was assigned a zero percent risk weighting.

Temporary Liquidity Guarantee Program (TLGP).  On October 14, 2008, the FDIC announced the enactment of the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system.  Pursuant to the program, the FDIC will guarantee certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating institutions through December 31, 2009 (Transaction Account Guarantee Program).  All insured institutions were covered under the program until December 5, 2008, at no cost.  After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program.  The Company elected to participate in the unlimited coverage for noninterest-bearing transaction accounts.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program.  Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating institutions through June 30, 2010.

As part of the extension, insured institutions electing to continue participation will pay an increased assessment ranging from 15-25 basis points depending on the entity’s Risk Category.  The Company has elected to discontinue its participation in the Transaction Account Guarantee Program.

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

Privacy Legislation. Several new regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Consumer Laws and Regulations. The Company’s subsidiary bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Fair Housing Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers.  The Company’s subsidiary bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Comprehensive Financial Stability Plan of 2009.   On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

Regulatory Reform - In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a Federal Consumer Financial Protection Agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Incentive Compensation - On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Legislative and Regulatory Initiatives - In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to StellarOne Corporation or its subsidiary bank could have a material effect on the business of the Company.

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

Unfavorable developments in the latter half of 2007 and throughout 2008 and 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the market values of the underlying collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been adversely impacted by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new legislation regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be aggressive in their response to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could impact our operations unfavorably by restricting our business operations, including our ability to originate or sell loans, and negatively impact our financial performance. In addition, industry, legislative or regulatory developments may force a material change in our existing strategic direction, capital strategies, compensation or operating plans.

Overall, during the past two years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, business and results of operations.

Declines in the housing market during 2008 and 2009, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or EESA, which, among other measures, authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the Capital Purchase Program authorized by TARP (as well as the Capital Assistance Program announced on February 25, 2009), the United States Department of Treasury, or Treasury, is purchasing equity securities from participating institutions.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Bank, or FRB, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, or the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Most recently, on February 17, 2009, ARRA was signed into law.  ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending.

The purpose of these and certain other legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, the ARRA and other regulatory initiatives may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our profitability depends on interest rates generally.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Due to significant competitive deposit pricing pressures in our markets and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board’s federal funds rate (which is at a historically low rate as a result of the current recession), we have experienced compression to our core net interest margin throughout 2009. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. If the Federal Reserve Board’s federal funds rate remains at extremely low levels, our asset sensitivity may continue to impact our net interest margin and results of operations in a negative manner.

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

To ensure continued growth, we will need to provide sufficient capital to the Company through earnings generation, additional equity or trust preferred offerings or borrowed funds or any combination of these funding sources. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. During 2008 we received a $30 million preferred stock investment from the U.S. Treasury under the CPP. The terms of this investment provide incentives for us to replace this capital with other forms of Tier 1 capital from third parties as soon as practicable; however, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations and attain our long-term profitability goals could be materially impacted.

Our subsidiary bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect our ability to pay obligations and dividends.

The Company is a separate legal entity from the subsidiary bank, and thus does not have significant revenue sources of its own. We currently depend on the subsidiary bank’s cash and liquidity as well as dividends from our banking subsidiary to pay our operating expenses and dividends to shareholders. No assurance can be made that in the future the subsidiary bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the subsidiary bank to satisfy the Company’s obligations. The availability of dividends from our subsidiary bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Federal Reserve Board could assert that payment of dividends or other payments by the subsidiary bank is an unsafe or unsound practice. In the event the subsidiary bank is unable to pay dividends sufficient to satisfy the Company's obligations, it may not be able to service its obligations as they become due, or pay dividends on the Company's common stock. Consequently, the inability to receive dividends from the subsidiary bank could adversely affect our financial condition, results of operations and cash flows.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2009, approximately 36% and 50% of our $2.19 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. Continued pressures on the real estate markets, such as deterioration in the value of this collateral, the current recession in the national and local economies, could adversely affect our customers' ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We are subject to executive compensation restrictions because of our participation in the Treasury’s Capital Purchase Program.

We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers and, with recent amendments, apply to a number of other employees. The standards include (i) a requirement to recover any bonus payment to senior executive officers or certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to certain employees, except as otherwise permitted by the rules; (iv) a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (vi) a prohibition on providing tax gross-ups to senior executive officers and certain other employees. These restrictions and standards could limit our ability to recruit and retain executives.

The securities purchase agreement between the Company and Treasury permits Treasury to impose additional restrictions on us retroactively.

The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution.  ARRA imposed additional executive compensation and expenditure limits on all current and future TARP recipients, including us, until we have repaid Treasury.  These additional restrictions may impede our ability to attract and retain qualified executive officers.  ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to Treasury’s consultation with our primary federal regulator while the securities purchase agreement required that, for a period of three years, the Series B preferred stock could generally only be repaid if we raised additional capital to repay the securities and such capital qualified as Tier 1 capital.  Additional unilateral changes in the securities purchase agreement could have a negative impact on our financial condition and results of operations.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. During 2009, we made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company’s headquarters is located at 590 Peter Jefferson Parkway, Suite 250, Charlottesville, Virginia.  The Company’s subsidiary bank operates fifty-six branch locations.  We own forty-seven branches and lease the remaining nine.  Three additional locations are owned by our bank affiliate to facilitate operations and loan production.  Additional information regarding lease commitments can be found in Note 18 of the 2009 Consolidated Financial Statements.

As of December 31, 2009 the offices (including executive offices) of our subsidiaries were as follows:

	Location of	Executive Office	Location of Offices
Subsidiary	Executive Office	Owned/Leased	(including executive office)

StellarOne Bank	105 Arbor Drive, Christiansburg, Virginia	Owned
56 banking offices in Albemarle, Augusta, Bedford, Caroline, Madison, Montgomery, Orange, Roanoke, Rockbridge,  Spotsylvania, and Stafford Counties, Virginia; Blacksburg, Christiansburg, Culpeper, Dublin, Floyd, Grottoes, Orange, Pearisburg, Rocky Mount, Vinton, and Wytheville Towns, Virginia; Bedford, Buena Vista, Covington, Fredericksburg, Harrisonburg, Lynchburg, Radford, Roanoke, Salem, Staunton, and Waynesboro Cities, Virginia

All of the Company’s properties are in good operating condition and are adequate for the Company’s present needs.

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

Item 4.  RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Market under the trading symbol STEL.  As of March 3, 2010, there were approximately 8,400 shareholders of record and the closing sale price of the Company’s common stock was $12.34.  There were no repurchases of stock conducted during 2009. Listed below are the high and low closing sale prices for the common stock, as reported by NASDAQ, and dividends paid for each quarter in the two year period ended December 31, 2009. Restrictions on the ability of the Company to pay cash dividends or possible diminished earnings of the Company may limit the ability of the Company to pay dividends in the future to holders of its common stock.
					Dividend
	Closing Sales Price				Per Share
	2009		2008		2009	2008
	High	Low	High	Low
1st Quarter	$17.17	$8.18	$17.41	$15.06	$0.16	$0.16
2nd Quarter	14.74	11.23	17.74	14.60	0.04	0.16
3rd Quarter	15.76	11.78	22.00	13.07	0.04	0.16
4th Quarter	14.91	9.03	18.64	12.66	0.04	0.16

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

This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2004, and that dividend received were immediately invested in additional shares. The graph plots the value of the initial investment at one-year intervals for the fiscal years shown.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
StellarOne Corporation	100.00	100.72	120.07	65.61	77.72	46.78
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26
SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol STEL.

There can be no assurance that the Company’s stock performance in the future will continue with the same or similar trends depicted in the graph above.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the Company for the last five years.

	As of and for the Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data:
Interest Income	$139,709	$156,236	$99,159	$95,627	$80,706
Interest Expense	50,512	57,821	41,390	35,482	23,861
Net Interest Income	89,197	98,415	57,769	60,145	56,845
Provision for Loan Losses	37,800	20,787	2,040	750	2,012
Total Noninterest Income	26,383	24,291	16,967	15,485	15,443
Total Noninterest Expense	93,904	88,860	48,841	46,918	43,702
Net (Loss) Income	(8,530)	9,411	17,002	19,497	18,216
Performance Ratios:
Return on Average Assets	-0.28%	0.33%	1.07%	1.24%	1.23%
Return on Average Equity	-1.99%	2.59%	10.92%	13.57%	13.86%
Net Interest Margin	3.39%	4.03%	4.08%	4.25%	4.29%
Efficiency Ratio (1)	76.25%	69.56%	64.39%	60.54%	59.32%
Per Share Data:
Net Income - Basic	$(0.46)	$0.45	$1.58	$1.81	$1.69
Net Income - Diluted	(0.46)	0.45	1.57	1.80	1.68
Cash Dividends	0.28	0.64	0.64	0.61	0.56
Book Value	18.57	19.18	15.08	13.97	12.66
Market Price Per Share	9.96	16.90	14.85	27.99	24.02
Cash Dividend Payout Ratio	-92.03%	134.03%	40.68%	34.03%	33.07%
Balance Sheet Data:
Assets	$3,033,101	$2,995,285	$1,594,818	$1,625,989	$1,505,184
Loans	2,186,507	2,264,586	1,227,677	1,217,632	1,143,076
Investment securities	378,961	328,093	230,226	264,141	241,032
Deposits	2,436,120	2,323,108	1,142,547	1,318,281	1,255,509
Total borrowings	163,774	221,390	279,256	144,812	101,831
Stockholders' Equity	420,785	433,556	162,768	150,652	136,105
Capital Ratios:
Tier 1 Capital (to Average Assets)	11.34%	12.00%	10.56%	9.65%	9.32%
Total Capital (to Risk Weighted Assets)	14.46%	15.37%	13.22%	12.44%	12.18%
Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.84%	1.35%	1.23%	1.19%	1.19%
Non-performing assets to year-end loans and foreclosed assets	3.03%	2.17%	0.57%	0.25%	0.16%

(1) Computed by dividing non-interest expense by the sum of net interest income and non-interest income, net of gains or losses on securities, fixed assets and foreclosed assets. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.  Management utilizes this ratio as a part of it's strategic decision making process by evaluating the level of non-interest expense in relation to revenue streams.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2009 and 2008 and our results of operations for each of the three-years ended December 31, 2009. The purpose of this discussion is to focus on information about our financial condition, results of operations, liquidity and capital resources of StellarOne Corporation and its subsidiary bank which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

EXECUTIVE OVERVIEW

StellarOne Corporation, a Virginia corporation, is a financial holding company based in Charlottesville, Virginia. Its principal subsidiary, StellarOne Bank, is headquartered in Christiansburg, Virginia. The Company’s core businesses include retail and small business banking, commercial banking, consumer lending, mortgage banking and wealth management services. The Company has 56 full-service financial centers, one loan production office, and 60 ATMs serving the New River Valley, Roanoke Valley, Shenandoah Valley, and Central and North Central Virginia at December 31, 2009.

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

The difficult economic environment during 2009 negatively impacted our financial performance as we realized a net loss of $8.5 million and a net loss available to common shareholders of $10.4 million, or ($0.46) per common share, compared to net income of $9.4 million, or $0.45 per average common share in 2008. Key factors affecting full year 2009 results included contraction in net interest income associated with the lower interest rate environment, increased loan loss provision, related losses on foreclosed properties and securities impairments, and increased noninterest expense associated with significantly higher FDIC insurance expense.

The Company recorded a provision for loan losses of $37.8 million for 2009, an increase of $17.0 million compared to the $20.8 million recorded in 2008. The provision compares to net charge-offs of $28.1 million for the year. The allowance as a percentage of total loans increased from 1.35% at December 31, 2008 to 1.84% at December 31, 2009 in order maintain reserves commensurate with the loan portfolio’s increased inherent risk. While it is difficult to predict the impact or length of the recessionary economy, StellarOne anticipates elevated levels of non-performing assets and net charge-offs to continue during 2010.

Despite the challenging economic environment, the Company continues to remain in a position of strength and is focused on expanding revenue, building efficiencies, increasing the profitability of the balance sheet, investing for the future, and prudently managing credit. To this end, we remain acutely focused on clients, improving service quality and front-line execution, controlling expenses, and managing risk. During the year, loan demand was down, credit costs were higher, and asset quality was challenging. Continued economic weakness has reduced demand for loans as customers attempt to reduce debt and preserve capital. However, we have also experienced strong deposit growth, positive fee income growth, continued strong expense management, and credit trends and margin that improved during the last quarter of 2009. Specifically, in the last quarter of 2009, we experienced reduced net charge-offs and provisioning, and a stabilization of nonperforming assets. We believe our strong capital position coupled with our client-focused execution, will enable us to implement a leveraging strategy by seeking acquisition and merger partners in higher growth markets when the economic climate improves.

2008 Merger

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. ("VFG") and FNB Corporation ("FNB"), VFG and FNB completed the merger in which FNB and it’s subsidiary FNB Bank merged with and into VFG, with VFG as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, VFG or the (“Company”) and after the merger (“StellarOne”) or the (“Company”). This transaction created one of the largest independent commercial bank holding companies headquartered in Virginia.

For 2008, StellarOne’s year to date operating results include the former VFG for the entire period, but results from FNB are only included from February 28, 2008 forward, representing the period subsequent to consummation of the merger of equals transaction between VFG and FNB. Historical 2007 data contained herein reflects only the results of the former VFG prior to merger.

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

CRITICAL ACCOUNTING ESTIMATES

General

The Company’s financial statements are prepared in accordance with USGAAP and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, deferred tax assets, foreclosed assets and the assessment of impairment of the intangibles have been critical to the determination of our financial position and results of operations.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

Allowance for Loan Losses

The Company considers the allowance for loan and lease losses of $40.2 million appropriate to cover losses incurred in the loan and lease portfolios as of December 31, 2009. However, no assurance can be given that the Company will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses. Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s markets may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income.  If such a valuation allowance is deemed necessary in the future, it would be established through a charge to income tax expense that would adversely affect our operating results.

Foreclosed Assets

Foreclosed assets represent properties acquired through foreclosure or physical possession.  Write-downs to fair value at the time of transfer to foreclosed assets are charged to allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of foreclosed assets held for sale and record an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

Goodwill and Intangible Assets

We recorded the assets and liabilities of FNB Corporation as of February 28, 2008 at estimated fair value. We engaged several third party specialists to assist us in valuing certain financial assets and liabilities.  The Company recorded approximately $99.5 million in goodwill associated with this transaction.  Previously, legacy VFG recorded goodwill of $14.2 million in connection with the purchase of branches in the fall of 2003, resulting in an aggregate goodwill balance of $113.7 million.

For purposes of testing goodwill for impairment, the Company uses both the income and market approaches to value its reporting units. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the respective reporting units. We engaged a third party to assist management in the testing for impairment of our goodwill and intangible assets as of our annual assessment date, which is September 30. The projected future cash flows are discounted using cost of capital metrics for the Company’s peer group or a build-up approach (such as the capital asset pricing model). The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of the Company’s peer group for the reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value.

Testing goodwill for impairment is a two-step process. The first step (“Step One”) of the goodwill impairment test, which we have employed in our analysis, involves estimating the fair value of the equity of the reporting unit. For purposes of this assignment, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This type of value reflects the premise of value of value-in-use. Value in use is derived from the on-going operations of the business.

The fair value is then compared to the reporting unit’s carrying value of equity. In the event a reporting unit’s carrying value exceeds its estimated fair value, evidence of potential impairment exists. In such a case, the second step (“Step Two”) of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, with the excess of fair value over allocated net assets representing the fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

Based on the results of Step One of the impairment test, we determined that the carrying amount of goodwill exceeded its estimated fair value. Because the carrying amount exceeded the fair value, we engaged a third party to assist management in performing Step Two of the goodwill impairment test as of September 30, 2009.  With the assistance of a third party, we determined the implied fair value of goodwill by assigning the fair value to all of the assets and liabilities, including any unrecognized intangible assets, as if the Company had been acquired in a business combination. The excess of the fair value of the Company over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on the results of Step Two of the impairment test as of September 30, 2009, we determined that goodwill was not impaired.

We reviewed the reports prepared by the third party as of September 30, 2009, considered the factors noted above that could lead to impairment between that date and December 31, 2009 and evaluated the trading level of our stock in relation to both its book value and tangible book value.  Based on these inputs management concluded that no indications of impairment were present. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

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

2009 Compared to 2008

Tax equivalent net interest income in 2009 was $91.7 million, a decrease of $9.1 million or 9.0% compared to $100.8 million in 2008.  Average interest earning assets increased $207 million or 8.3% to $2.71 billion, while average loans increased $151 million or 7.1% to $2.3 billion.  These increases are primarily attributable to 2009 having a full-year effect on the average balances from the merger of equals transaction consummated in early 2008, while the 2008 amounts only included a ten month effect.  Additionally, the increased liquidity provided by deposit growth during the year that was unable to be reinvested in the form of loans resulted in higher interest bearing deposits and fed funds sold balances.  Margin for 2008 was positively impacted by the loan discount, CD premium and a borrowing premium associated with the VFG/FNB merger, all of which began amortizing during 2008.  These premiums and discounts stem from adjusting assets and liabilities to their respective market values as part of the purchase adjustments associated with the merger. The effect of the purchase accounting items is an increase in net interest margin of approximately thirty basis points for 2008 with only a ten basis point effect on 2009 margin or a twenty basis point decrease related to purchase accounting adjustments year over year.

The average interest rate spread was 3.04% in 2009, down fifty-nine basis points from 3.63% in 2008. The net interest margin was 3.39% in 2009, down sixty-four basis points from 4.03% in 2008. The decrease in the Company’s net interest margin was attributable to a relatively high level of fixed rate re-pricing in the loan portfolio, the impact of an increased amount of loans in nonaccrual status and a higher level of short term liquidity in the balance sheet.  The yield on average loans decreased one hundred five basis points in 2009, while the yield on investment securities decreased forty-four basis points for the period. Interest expense as a percentage of average earning assets decreased to 1.87%, down forty-four basis points from 2.31% in 2008, reflecting a forty-eight basis point decrease in average cost of retail deposits to 2.09%, and a forty-nine basis point decrease in average total funding cost to 2.22%.

2008 Compared to 2007

Tax equivalent net interest income in 2008 was $100.8 million, an increase of $40.8 million or 68.1% compared to $59.9 million in 2007.  Average interest earning assets increased $1.0 billion or 70.1% to $2.50 billion, while average loans increased $909.4 million or 75.1% to $2.1 billion.  All increases are primarily attributable to nonorganic growth from the merger of equals transaction consummated in early 2008.  Margin for the year was positively impacted by the loan discount, CD premium and a borrowing premium associated with the VFG/FNB merger, all of which began amortizing during 2008.  These premiums and discounts stem from adjusting assets and liabilities to their respective market values as part of the purchase adjustments associated with the merger. The effect of the purchase accounting items is an increase in net interest margin of approximately thirty basis points for 2008 with no effect on prior year margin.

The average interest rate spread was 3.63% in 2008, up nineteen basis points from 3.44% in 2007. The net interest margin was 4.03% in 2008, down five basis points from 4.08% in 2007. The decrease in the Company’s net interest margin was a result of being in an asset sensitive position in a falling rate environment, coupled with the overlay of a lower core margin for FNB in 2008, contraction in average earning assets due to market conditions and deposit run-off caused by strong competition for deposits within local markets.  The yield on average loans decreased sixty-six basis points in 2008, while the yield on investment securities increased eight basis points for the period. Interest expense as a percentage of average earning assets decreased to 2.31%, down fifty basis points from 2.81% in 2007, reflecting a fifty-seven basis point decrease in average cost of retail deposits to 2.57%, and a seventy-four basis point decrease in average total funding cost to 2.71%.

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2009, 2008 and 2007.

	2009			2008			2007
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Loans receivable, net (1) (2)	$2,270,754	$126,214	5.56%	$2,120,085	$140,097	6.61%	$1,210,638	$88,059	7.27%
Investment securities
Taxable	233,375	9,655	4.08%	250,134	11,991	4.75%	163,847	7,435	4.48%
Tax exempt (2)	100,362	6,165	6.06%	87,849	5,517	6.18%	94,034	5,732	6.01%
Total investments	333,737	15,820	4.68%	337,983	17,508	5.12%	257,881	13,167	5.04%
Interest bearing deposits	50,066	94	0.19%	1,469	25	1.67%	481	18	3.69%
Federal funds sold	53,157	115	0.21%	41,018	943	2.26%	1,445	78	5.32%
Total interest earning assets	2,707,714	142,243	5.25%	2,500,555	158,573	6.34%	1,470,445	101,322	6.89%
Allowance for loan losses	(40,172)			(30,464)			(14,494)
Total nonearning assets	364,095			340,551			127,231
Total assets	$3,031,637			$2,810,642			$1,583,182

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$531,627	$5,243	0.99%	$453,780	$6,137	1.35%	$170,475	$1,312	0.77%
Money market	293,211	4,407	1.50%	195,061	3,488	1.78%	147,295	3,649	2.48%
Savings	193,127	1,709	0.88%	183,323	2,087	1.14%	91,560	565	0.62%
Time deposits:
Less than $100,000	735,645	21,233	2.89%	699,543	23,154	3.30%	394,436	16,599	4.21%
$100,000 and more	330,277	10,891	3.30%	326,407	13,073	3.99%	201,432	9,426	4.68%
Total interest-bearing deposits	2,083,887	43,483	2.09%	1,858,114	47,939	2.57%	1,005,198	31,551	3.14%
Federal funds purchased & repurchase agreements	501	16	3.15%	4,297	73	1.67%	11,852	630	5.24%
Federal Home Loan Bank advances	160,904	5,756	3.53%	205,810	7,207	3.44%	87,860	4,345	4.88%
Subordinated debt	32,991	1,257	3.76%	30,861	1,959	6.25%	20,619	1,684	8.06%
Commercial paper	-	-	N/A	24,371	635	2.56%	71,545	3,141	4.33%
Other borrowings	-	-	N/A	343	8	2.29%	772	39	4.98%
Total interest-bearing liabilities	2,278,283	50,512	2.22%	2,123,796	57,821	2.71%	1,197,846	41,390	3.45%
Demand deposits	311,047			307,621			229,668
Other liabilities	13,934			16,323			7,611
Total liabilities	2,603,264			2,447,740			1,427,514
Stockholders' equity	428,373			362,902			155,668
Total liabilities and stockholders' equity	$3,031,637			$2,810,642			$1,583,182

Net interest income (tax equivalent) (3)		$91,731			$100,752			$59,932
Average interest rate spread			3.04%			3.63%			3.44%
Interest expense as a percent of average earning assets			1.87%			2.31%			2.81%
Net interest margin			3.39%			4.03%			4.08%

(1) Includes nonaccrual loans.
(2) Income and yields are reported on a taxable equivlent basis using a 35% tax rate.
(3) The tax equivalent interest adjustments included in the yields presented above were $2.5 million, $2.3 million, and $2.2 million for each of the three years ended December 31, 2009.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

	Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:

Loans	$9,471	$(23,354)	$(13,883)	$60,675	$(8,637)	$52,038
Securities, taxable	(736)	(1,600)	(2,336)	4,090	466	4,556
Securities, tax-exempt	755	(107)	648	(372)	157	(215)
Interest-bearing bank deposits	110	(41)	69	21	(14)	7
Federal funds sold	90	(918)	(828)	941	(76)	865
Total Interest Earning Assets	$9,689	$(26,019)	$(16,330)	$65,355	$(8,104)	$57,251

Interest Bearing Liabilities:

Time and savings deposits:
Interest checking	$910	$(1,804)	$(894)	$3,324	$1,501	$4,825
Money market	1,546	(627)	919	1,041	(1,202)	(161)
Savings	119	(497)	(378)	828	694	1,522
Time deposits						-
Less than $100,000	1,052	(2,973)	(1,921)	10,750	(4,195)	6,555
$100,000 and more	95	(2,277)	(2,182)	5,202	(1,555)	3,647
Total interest bearing deposits	3,722	(8,178)	(4,456)	21,145	(4,757)	16,388
Federal funds and repurchase agreements	(22)	(35)	(57)	(273)	(284)	(557)
Federal Home Loan Bank advances	(1,632)	181	(1,451)	4,433	(1,571)	2,862
Subordinated Debt	112	(814)	(702)	707	(432)	275
Short-term borrowings	(643)	-	(643)	(1,575)	(962)	(2,537)
Total Interest Bearing Liabilities	1,537	(8,846)	(7,309)	24,437	(8,006)	16,431

Net Interest Income	$8,152	$(17,173)	$(9,021)	$40,916	$(98)	$40,820

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

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position.  The corporate asset/liability committee is responsible for these decisions.  The committee operates under management policies defining guidelines and limits on the level of acceptable risk.  These policies are approved by the Boards of Directors of the Company and its banking subsidiary.  The Company primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position.  Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.  At present, the Company does not use off-balance sheet instruments.

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

The base net interest income simulation performed as of December 31, 2009, assumes interest rates are unchanged for the next twelve months. The simulation then assumes that rates are shocked up and down by 300 bps in 100bps increments. The simulation analysis results are presented in the table below.  These results, as of December 31, 2009, indicate that the Company would expect net interest income to increase over the next twelve months by 7.0% assuming an immediate upward shift in market interest rates of 200 basis points and to increase by 3.4% if rates shifted downward in the same manner.  While the Company was asset sensitive at December 31, 2009, simulation results indicate that net interest income would increase slightly in a down rate environment. This is attributable to the absolute low level of rates in the current economic cycle and floors being reached on assets as deposits continue to reprice down. Management also evaluates the impact on net interest income assuming a “most likely rate scenario” utilizing a rate forecast published by Global Insight. Under this scenario net interest income is anticipated to increase over the next twelve months by 3.8%. These profiles reflect a moderate interest rate risk position and are well within the guidelines set by policy.

	Change in Net Interest Income
	Percentage	Amount
Change in Yield Curve:		(In thousands)
+200 basis points	6.98%	$6,565
+100 basis points	3.00%	$2,822
Base case	-	-
-100 basis points	1.76%	$1,651
-200 basis points	3.37%	$3,171
Most likely rate scenario	3.81%	$3,580

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

The EVE analysis results are presented in the table below.  These results as of December 31, 2009 indicate that the EVE would increase 3.7% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 11.0% if rates shifted downward in the same manner.  The Company’s risk position is within the guidelines set by policy.

	Change in EVE
	Percentage	Amount
Change in Yield Curve:		(In thousands)
+200 basis points	3.72%	$17,189
+100 basis points	2.64%	$12,204
Base case	-	-
-100 basis points	-5.82%	$(26,851)
-200 basis points	-10.97%	$(50,654)

NONINTEREST INCOME

The following table presents the components of noninterest income and the variance or percentage change:

	2009 vs. 2008			2008 vs. 2007
(In thousands)	2009	2008	%	2008	2007	%
Retail banking fees	$16,367	$14,756	10.9%	$14,756	$7,724	91.0%
Commissions and fees from fiduciary activities	2,960	3,677	-19.5%	3,677	3,375	8.9%
Brokerage fee income	1,203	1,269	-5.2%	1,269	909	39.6%
Mortgage banking-related fees	7,297	3,446	>100%	3,446	2,439	41.3%
(Losses) gains on sale of premises and equipment	(76)	(124)	-38.7%	(124)	1,013	>100%
Impairments of securities available for sale	(2,525)	(274)	>100%	(274)	-	N/A %
Gains on securities available for sale	45	186	-75.8%	186	35	>100%
Losses on sale of foreclosed assets	(2,580)	(2,497)	3.3%	(2,497)	(1)	>100%
Income from bank owned life insurance	1,292	1,213	6.5%	1,213	505	>100%
Other operating income	2,400	2,639	-9.1%	2,639	968	>100%
	$26,383	$24,291	8.6%	$24,291	$16,967	43.2%

NONINTEREST INCOME

The increase when comparing 2009 to 2008 was mainly attributable to the following factors:

•
Mortgage banking related fees were elevated due to $578 million of retail and wholesale mortgages being originated during 2009 compared to $112 million originated in 2008.  These increased originations were primarily driven by the favorable interest rate environment in 2009 which encouraged borrowers to refinance existing loans.

•
Impairment of securities available for sale was impacted in the current year due to the recognition of an other-than-temporary impairment charge of $2.32 million on five bank equity securities with an original cost basis of $2.93 million.  Additionally, a $205 thousand impairment charge was taken on an investment in a private equity and venture capital firm during 2009.  This compares to the sole impairment charge of $274 thousand recognized in 2008 which related to a small ownership in the stock of Fannie Mae.

•
Retail banking fees have increased predominantly due to approximately $1.0 million of growth in nonsufficient funds charges which amounted to $10.9 million in 2009 compared to $9.9 million in 2008.  This was achieved through approximately $755 thousand of increased volume and an increased focus on managing the refunds of these fees which expanded the associated realization rate by approximately 3% year over year.

•	The decrease in commissions and fees from fiduciary activities was due to lower market valuations for assets under management during 2009.
•
Losses on the sale of foreclosed assets remained comparable to the prior year due to the continuation of elevated levels of nonperforming assets encountered during both periods.  This was primarily due to poor real estate and general market conditions encountered during both years.

The increase when comparing 2008 to 2007 was mainly attributable to the following factors:

•
Generally most increases are primarily attributable to nonorganic growth from the merger of equals transaction consummated in early 2008 and meet management’s expectations. This includes other operating income.

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

•	The increase from bank owned life insurance is fully attributable to the Merger transaction.

NONINTEREST EXPENSE

The following table presents the components of noninterest expense and the variance or percentage change:

	2009 vs. 2008			2008 vs. 2007
(In thousands)	2009	2008	%	2008	2007	%
Compensation and employee benefits	$44,564	$44,747	-0.4%	$44,747	$26,422	69.4%
Net occupancy	8,578	7,113	20.6%	7,113	3,570	99.2%
Supplies and equipment	8,735	7,910	10.4%	7,910	4,383	80.5%
Amortization - intangible assets	1,730	1,568	10.3%	1,568	646	>100%
Marketing	1,276	2,184	-41.6%	2,184	1,533	42.5%
State franchise taxes	2,318	2,091	10.9%	2,091	1,138	83.7%
FDIC Insurance	5,309	1,419	>100%	1,419	150	>100%
Data processing	2,466	3,847	-35.9%	3,847	1,794	>100%
Professional fees	2,856	2,000	42.8%	2,000	1,005	99.0%
Telecommunications	1,857	1,761	5.5%	1,761	976	80.4%
Other operating expense	14,215	14,220	0.0%	14,220	7,224	96.8%
	$93,904	$88,860	5.7%	$88,860	$48,841	81.9%

The increase when comparing 2009 to 2008 was mainly attributable to the following factors:
•
FDIC insurance increased considerably during 2009 compared to 2008 due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.  The special assessment amounted to $1.4 million for the Company. With regard to the increase in fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points beginning with the first quarter of 2009 assessment.

•
Data processing expense decreased significantly when compared to 2008 due to approximately $1.3 million in expenses associated with the merger transaction being recognized during 2008.  The amount recognized in 2009 has normalized and does not contain such costs.

•	Professional fees are considerably higher in the current year due to increased legal expenses associated with a higher volume of customer work out agreements, foreclosures and settlements.
•
Increases in amortization, supplies and equipment, state franchise taxes and telecommunications expense are all primarily attributable to 2009 including a full-year effect from the merger of equals transaction consummated in early 2008on the income statement, while the 2008 amounts only included a ten month effect.

•
Decreased costs associated with marketing expenses during 2009 related to a cost control program implemented during the current year and inflated costs during 2008 associated with branding initiatives establishing the Company’s new brand across its entire footprint

The increase when comparing 2008 to 2007 was mainly attributable to the following factors:

•	Nonorganic growth associated with the merger of equals transaction with FNB Corporation contributed to the majority of the increases noted above.
•	FDIC insurance increased dramatically during the year irrespective of the Merger due to credits issued by the FDIC fully utilized during 2008 as well as a large increase in premiums.
•	The amortization of the core deposit intangible attributable to the Merger was $1.1 million for 2008.
•
Due to synergies provided by the Merger, operating costs on a linked quarter basis have actually decreased consecutively for each the last two quarters of 2008. See Note 25 of the Consolidated Financial Statements.

•
Increase costs associated with marketing and professional fees were driven by branding initiatives associated with establishing the Company’s new brand across its entire footprint and implementing the High Performance Checking Account Program in the legacy FNB market area.

INCOME TAXES

For the year ended December 31, 2009, income taxes were a benefit of $7.6 million, resulting in an effective tax rate of (47.1%) compared to $3.6 million of expense or 27.9% in 2008 and $6.9 million of expense or 28.7% in 2007.  The substantial increase in the effective tax rate when comparing 2009 to 2008 is a product of the pretax loss in the current year.  The tax preference items such as tax exempt interest income and income from BOLI are comparable for 2009 and 2008.  However, these preference items have the effect of increasing a tax benefit during a loss year which increases the benefit in relation to the pretax loss, thus, increasing the effective rate.  These same comparable preference items have the effect of reducing income tax expense during a year in which income is recognized which reduces income tax expense in relation to pretax earnings, thus, reducing the effective rate.  The decrease in the effective tax rate for 2008 as compared to 2007 can be attributed to pretax income decreasing by $10.8 million when comparing 2008 to 2007, while permanent tax differences decreased by only $400 thousand during the same period.  Additionally, the Company had an increase in earnings from tax exempt assets such as the investment in BOLI and obligations of states and political subdivisions of approximately $247 thousand when comparing 2008 to 2007. This increase in tax exempt income was offset by $1.2 million in nondeductible merger expenses recognized in 2008 compared to $158 thousand in 2007.

ASSET QUALITY

The allowance for loan losses represents an estimate, in management’s judgment, of the amount needed to absorb losses incurred through the reporting date on existing loans in the portfolio. The following table represents the Company’s activity in its allowance for loan losses:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Allowance for loan losses, January 1	$30,464	$15,082	$14,500	$13,581	$11,706
Loans Charged Off:
Real estate - construction	18,017	8,575	1,130	-	-
Real estate - mortgage	4,796	3,094	79	30	55
Commercial, financial and agricultural	5,961	4,294	98	88	79
Consumer loans	2,173	2,228	455	284	318
Total Loans Charged Off	30,947	18,191	1,762	402	452

Recoveries
Real estate - construction	609	158	-	-	48
Real estate - mortgage	499	154	67	24	4
Commercial, financial and agricultural	607	424	121	83	73
Consumer loans	1,140	511	116	464	190
Total Recoveries	2,855	1,247	304	571	315
Net Charge-offs (Recoveries)	28,092	16,944	1,458	(169)	137
Allowance acquired via acquisition	-	11,539	-	-	-
Provision for Loan Losses	37,800	20,787	2,040	750	2,012
Allowance for loan losses, December 31	$40,172	$30,464	$15,082	$14,500	$13,581

Ratio of allowance for loan losses to total loans outstanding at end of year	1.84%	1.35%	1.23%	1.19%	1.19%

Ratio of net charge offs (recoveries) to average loans outstanding during the year	1.24%	0.80%	0.12%	(0.01%)	0.01%

The balance in the allowance and the allowance as a percentage of loans increased during 2009 when compared to 2008 and 2007 due to the following:

•
Based on the current state of the housing market reserve factors related to acquisition / development loans were increased. National and local housing trends were documented to deteriorate materially during 2008 and continue throughout 2009. The number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability, elevated levels of foreclosure activity, new mortgage originations and foreclosed asset levels indicate that a general cyclical decline in the residential real estate market has and still is occurring as well. Additionally, the portfolio composition changed during 2008 to reflect a higher concentration of risk in acquisition and development loans subsequent to the merger.

•
Heightened risk associated with commercial real estate loans The Company has approximately $1.16 billion of commercial real estate loans outstanding.  Of the $1.16 billion, approximately $268 million relates to our overall development / construction portfolio which is down $89 million or 24.9% when compared to the balance at the end of 2008, $83 million is tied to multi-family secured income producing loans which is down $4 million or 4.8% when compared to prior year balances and $755 million is associated with commercial real estate which is up $29 million or 4% when compared to year end 2008 balances. Due to the probability of an adverse impact to vacancy and lease rates is likely due to the weakened economic environment, reduced consumer confidence levels and increased retail business failures, management addressed the additional inherent risk associated with this category of loans in 2009 in conjunction with the preparation of the allowance for loan losses calculation.

·
Exposure to Smith Mountain Lake Market.  The Company has approximately $43.5 million in exposure in residential development and construction at Smith Mountain Lake which compares to $60.5 million at December 31, 2008.  Nonaccrual loans associated with this market totaled $18.6 million and $13.9 million at December 31, 2009 and 2008, respectively.  This market caters itself to individuals who have strong amounts of discretionary income and are purchasing a house at retirement or a second home.  This type of market is the first to contract and the last to return during an economic downturn.  The subsidiary bank’s Smith Mountain Lake developments have seen minimal sales since December 31, 2006. Approximately 32.7% of the Company’s problem assets at December 31, 2009 related to residential construction.

•
Increased levels of classified loans and elevated specific reserves. The increased level of classified loans impacted the level of allocations required based upon historical loss experience resulting in increased provisioning and allowance levels.  Additionally, specific reserves climbed from $5.5 million at December 31, 2008 to $8.4 million at December 31, 2009.

•
Net charge-offs were elevated compared to prior periods  The elevated charge-off levels experienced in the current and prior year warrant the heightened level of provisioning and justify management’s use of a higher historical charge-off factor when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses.  Due to the state of the economy the duration of the loss history used in calculating the allowance was shortened during 2009 to better reflect current market conditions.

•
Less than full employment levels in the Commonwealth. Unemployment in the Company’s geographic footprint is approximately 7.3% which is above the ideal full employment level defined by the Commonwealth as an unemployment level of 5%. This unemployment level negatively impacts the ability of consumers within our footprint to curtail their debts and purchase goods and services.  This general reduction in cash flow has a negative impact on all loan categories within our portfolio.

•
The problems noted with non-traditional mortgage products. While the Company’s subsidiary bank does not originate non-traditional mortgages within their own portfolios, we do have the risk associated with borrowers who have them.  The allowance analysis has considered this and other qualitative factors.

The following table summarizes the allocation of the allowance for loan losses by loan type:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Allocation of allowance for loan losses, end of year
Real estate - construction	$17,781	$14,821	$5,219	$2,514	$1,070
Real estate - mortgage	10,974	6,788	7,137	7,792	7,531
Commercial, financial and agricultural	7,709	7,521	2,363	3,560	3,841
Consumer Loans	3,679	1,216	350	617	1,078
All Other Loans	29	118	13	17	61
Total allowance for loan losses	$40,172	$30,464	$15,082	$14,500	$13,581
Ratio of loans to total year-end loans
Real estate - construction	13.57%	15.84%	16.25%	16.30%	10.15%
Real estate - mortgage	74.62%	70.94%	70.91%	71.82%	79.13%
Commercial, financial and agricultural	9.70%	9.97%	10.22%	8.61%	6.84%
Consumer Loans	1.79%	2.57%	2.13%	2.71%	3.58%
All Other Loans	0.32%	0.68%	0.48%	0.56%	0.31%
	100.00%	100.00%	100.00%	100.00%	100.00%

Though the loan portfolio mix has remained extremely stable when compared to prior periods, it is noted based on the table above that the risk within the portfolio has continued to increase in the real estate construction and commercial loan categories.  The largest allowance allocation continues to be the real estate construction category which represents 44.3% and 48.7% of the related balance at December 31, 2009 and 2008, respectively.  The allocation to the real estate-mortgage loan portfolio represented approximately 27.3% and 22.3% of the allowance balance at December 31, 2009 and 2008, respectively.  Additionally, an upward trend was noted within the commercial, financial and agricultural category when comparing 2007 to 2008 and remains flat when comparing 2008 to 2009. Accordingly, the increases on a historical basis in the allocation to the real estate, construction loan and real estate mortgage categories relates to charge-off activity noted during 2009 and 2008 and the associated impact on our historical loss experience ratio.  Additionally, the recessionary conditions and the deterioration of national and local housing trends noted during 2009 and 2008 also support this shift in the allocation.

The following table presents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Non-accrual loans:
Real estate construction	$28,816	$23,898	$1,267	$60	$-
Real estate mortgage	19,730	10,565	1,837	1,934	1,203
Commercial, financial and agricultural	7,994	9,492	459	544	288
Consumer loans	84	536	374	461	113
Troubled debt restructurings	2,678	-	-	-	154
Loans Held for Sale	936	-	-	-	-
Foreclosed assets	4,505	4,627	3,031	38	75
Total non-performing assets	$64,743	$49,118	$6,968	$3,037	$1,833

Loans past due 90 days accruing interest	$1,511	$781	$-	$-	$-

Nonperforming assets to total assets	2.18%	1.66%	0.44%	0.19%	0.12%

Non-performing assets to year-end loans and foreclosed assets	3.03%	2.17%	0.57%	0.25%	0.16%

If interest on nonaccrual loans and nonperforming troubled debt restructurings had been accrued, such income would have approximated $472 thousand, $806 thousand, $107 thousand, $181 thousand and $91 thousand for each of the five years ended December 31, 2009, respectively.

Non-performing assets consist of the Company’s non-accrual loans, troubled-debt restructurings, and other property owned.  Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.  For those loans which are carried on non-accrual status, interest is generally recognized on a cash basis. At December 31, 2009, total non-performing assets totaled $64.7 million, an increase of $15.6 million from 2008. The elevated levels of nonperforming assets reflect actions taken to address the continuing challenges in the residential housing market and deterioration of credit quality in acquisition and development construction credits, commercial real estate credits and real estate mortgage loans.  Additionally, much of the growth in these levels is attributable to the general deterioration in general market conditions.

At December 31, 2008, total non-performing assets totaled $49.1 million, an increase of $42.2 million from 2007. The increased levels of nonperforming assets reflect actions taken to address the continuing challenges in the residential housing market and deterioration of credit quality in a limited number of acquisition and development construction credits.  A downgrade of one significant commercial business relationship of $7.1 million to nonaccrual status near the end of the fourth quarter with a specific reserve of $610 thousand also contributed to this increase. Additionally, much of the growth in these levels is also inherently attributable to the nonorganic growth associated with doubling in size from the merger of equals transaction with FNB and have been attributable to the deterioration in general market conditions.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the carrying values of investment securities:

	2009		2008		2007
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
U. S. Treasuries	$20,203	$-	$-	$-	$-	$-
U. S. Government agencies	63,415	-	69,548	-	84,776	-
State and municipals	113,184	426	86,765	894	96,488	2,657
Corporate bonds	6,934	-	7,462	-	8,958	-
Collateralized mortgage obligations	13,026	-	11,778	-	905	-
Mortgage backed securities	159,587	21	148,849	26	33,493	-
Certificates of deposit	685	-	747	-	-	-
Equity securities	1,469	-	2,015	-	2,945	-
Other	11	-	9	-	4	-

Total investment securities	$378,514	$447	$327,173	$920	$227,569	$2,657

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2009 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. STEL attempts to maintain diversity in its portfolio, maintain durations that are consistent with its asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

		Estimated	Weighted		Weighted
	Book	Fair	Average		Average
(In thousands)	Value	Value	Maturity		TE Yield
U.S. Treasuries
Within one year	$20,168	$20,203	0.79	years	0.64%
Total	20,168	20,203	0.79	years	0.64%
U.S. Government agencies
Within one year	$15,033	$15,204	0.56	years	2.17%
After one year to five years	45,525	46,164	2.99	years	2.67%
After five years to ten years	2,054	2,047	7.88	years	2.21%
Total	62,612	63,415	2.57	years	2.53%
State and municipals
Within one year	$6,898	$6,966	0.56	years	6.17%
After one year to five years	27,856	28,968	3.18	years	5.89%
After five years to ten years	40,788	42,424	7.57	years	5.91%
After ten years	33,889	34,826	12.36	years	5.88%
Total	109,431	113,184	7.50	years	5.91%
Corporate bonds
After one year to five years	$6,560	$6,934	2.53	years	5.46%
Total	6,560	6,934	2.53	years	5.46%
Collateralized mortgage obligations
After one year to five years	$220	$225	3.46	years	3.94%
After five years to ten years	2,138	2,090	8.60	years	4.58%
After ten years	10,814	10,711	24.86	years	3.74%
Total	13,172	13,026	21.86	years	3.88%
Mortgage backed securities
Within one year	$2,204	$2,229	0.49	years	4.13%
After one year to five years	13,048	13,371	3.55	years	4.15%
After five years to ten years	24,270	24,726	8.85	years	3.89%
After ten years	117,066	119,261	19.62	years	4.55%
Total	156,588	159,587	16.34	years	4.41%
Certificates of deposit
Within one year	$685	$685	0.43	years	4.89%
Total	685	685	0.43	years	4.89%
Total Fixed Income Securities
Within one year	$44,988	$45,287	0.66	years	2.23%
After one year to five years	93,209	95,662	3.10	years	4.04%
After five years to ten years	69,250	71,287	8.06	years	5.05%
After ten years	161,769	164,798	18.45	years	4.78%
Total	369,216	377,034	10.46	years	4.33%
Equity Securities	1,484	1,469	5.00	years	7.54%
Other Securities	11	11	0.50	years	0.00%

Total Securities	$370,711	$378,514	10.44	years	4.34%

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders equity.

Loan Portfolio

At December 31, 2009, loans, net of unearned income and the allowance for loan losses, totaled $2.15 billion, a decrease of $88 million or 3.9% from $2.23 billion in 2008.  The commercial real estate portfolio, which is a component of the real estate – mortgage portfolio, amounted to $847.6 million at December 31, 2009 and represents 39.5% of the total portfolio. At December 31, 2009, off balance sheet unused loan commitments, standby letters of credit and mortgage loans sold with potential recourse amounted to $866.5 million, compared to $729.0 million at December 31, 2008.  These commitments may be secured or unsecured. On December 31, 2009, the Company had no concentration of loans to any one industry in excess of 10% of its loan portfolio.

The following table summarizes the loan receivable portfolio by loan type:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Real estate - construction	$274,280	$358,587	$199,281	$198,400	$115,944
Real estate - mortgage	1,653,155	1,605,622	869,805	873,911	904,115
Commercial, financial and agricultural	211,903	225,637	125,410	104,709	78,110
Consumer loans	39,173	60,042	26,169	33,030	40,876
All other loans	7,027	13,403	5,924	6,768	3,486
Total loans before deduction of unearned income	2,185,538	2,263,291	1,226,589	1,216,818	1,142,531
Plus: deferred costs	969	1,295	1,088	814	545
Total loans before allowance for loan losses	2,186,507	2,264,586	1,227,677	1,217,632	1,143,076
Less: allowance for loan losses	(40,172)	(30,464)	(15,082)	(14,500)	(13,581)
Net loans receivable	$2,146,335	$2,234,122	$1,212,595	$1,203,132	$1,129,495

The following tables set forth the contractual maturity of the loan portfolio as of December 31, 2009:
		After one
	One year	but less than	After five
(In thousands)	or less	five years	years	Total
Real estate - construction	$183,974	$57,277	$33,029	$274,280
Real estate - mortgage	155,074	393,363	1,104,718	1,653,155
Commercial, financial and agricultural	79,655	90,597	41,651	211,903
Consumer loans	8,499	25,080	5,594	39,173
All other loans	66	66	6,895	7,027
Total loans (1)	$427,268	$566,383	$1,191,887	$2,185,538
(1) Excluding loans held for sale and before deduction of unearned income and allowance for loan losses.

	After one
	but less than	After five
	five years	years	Total
For maturities over one year:
Fixed rates	$458,167	$480,813	$938,980
Variable rates	108,216	711,074	819,290
Total	$566,383	$1,191,887	$1,758,270

Deposits

Deposits at December 31, 2009 amounted to $2.44 billion, an increase of $113 million or 4.9% from $2.32 billion in 2008. Generally the increase is primarily attributable to nonorganic growth as a result of better market penetration within our footprint during 2009.  The deposit mix has remained relatively stable compared to prior periods with increases in all categories of interest bearing deposits when comparing 2009 to 2008.  Deposits at December 31, 2008 amounted to $2.32 billion, an increase of $1.18 billion or 103.3% from $1.14 billion in 2007. Generally the increase is primarily attributable to nonorganic growth from the merger of equals transaction consummated in early 2008.  The deposit mix has remained relatively stable considering the merger and comparison to prior periods.  However, interest checking in 2008 represents a higher percentage of total deposits than in 2007 and contributed to the overall lower cost of funding. The overall cost of deposit funds decreased to 2.09% in 2009, compared to 2.57% in 2008, and 3.14% in 2007, reflecting the lower rate environment in 2009 and the latter portion of 2008 with increased competition for deposits in all years.

The following table illustrates average outstanding deposits and rates paid:
	2009		2008		2007
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$311,047	-	$307,621	-	$229,668	-

Interest-bearing deposits:
Interest checking	531,627	0.99%	453,780	1.35%	170,475	0.77%
Money market	293,211	1.50%	195,061	1.78%	147,295	2.48%
Savings	193,127	0.88%	183,323	1.14%	91,560	0.62%
Time deposits:
Less than $100,000	735,645	2.89%	699,543	3.30%	394,436	4.21%
$100,000 and more	330,277	3.30%	326,407	3.99%	201,432	4.68%
Total interest-bearing deposits	2,083,887	2.09%	1,858,114	2.57%	1,005,198	3.14%
Total average deposits	$2,394,934		$2,165,735		$1,234,866

Maturities of time deposits of $100,000 and over:

(In thousands)
At December 31, 2009
Within three months	$56,891
Three to six months	84,490
Six to twelve months	97,746
Over twelve months	81,088
$320,215

Borrowings

Due to strong deposit growth experienced during 2009, the Company noted a decreased reliance on Federal Home Loan Bank borrowings.  Federal Home Loan Bank borrowings were curtailed by $57.7 million or 30.7% during the year with no additional advances offsetting these repayments.

The following table presents the average net funding position for the years indicated:

	2009		2008		2007
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds sold	$53,157	0.21%	$41,018	2.26%	$1,445	5.32%
Federal funds purchased and repurchase agreements	(501)	3.15%	(4,297)	1.67%	(630)	5.24%
Net funds position	$52,656		$36,721		$815

The net funds sold position increased in 2009 compared to 2008 primarily due to deposit growth exceeding loan demand throughout the year.  The net funds position increased in 2008 compared to 2007 primarily due to the merger transaction which essentially combined the liquidity positions inherent in the related separate company balance sheets.

The average balance outstanding of short-term borrowings did not exceed 30 percent of stockholder’s equity during the years ended December 31, 2009 or 2008.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  Relying on its strong capital position and recent earnings from prior periods, the Company paid $7.7 million in dividends.  Future dividends will be dependent upon the Company’s ability to generate earnings in future periods.  Stockholders’ equity decreased by $12.8 million, reflecting the $8.5 million loss, $7.8 million in accrued and paid dividends which were offset by unrealized holding gains net of taxes and reclassification adjustments of $3.3 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2009, and 2008, the Company and the subsidiary bank(s) met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.”  These capital amounts and ratios are incorporated by reference to Note 22 of the consolidated financial statements herein.  There are no conditions or events since the notification that management believes have changed the subsidiary bank’s category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and the Company’s overall financial condition.  The Company’s bank subsidiary has available a $100 million line of credit with the Federal Home Loan Bank of Atlanta, unused lines of credit totaling $89 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the parent Company also represents an important aspect of liquidity management. The parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, loan and deposit operations, information technology, human resources, audit, compliance and credit administration functions. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking subsidiary and availability of the equity market as deemed necessary. During 2009, the banking subsidiary paid $26.7 million in management fees and transferred $5.5 million in dividends to the Company.  As of January 1, 2010, the aggregate amount of additional unrestricted funds, which could be transferred from the bank subsidiary to the Company without prior regulatory approval totaled $2.9 million or 0.7% of consolidated net assets.  Loans and advances are limited to 10% of the Banks’ common stock and capital surplus.  As of December 31, 2009, funds available for loans or advances by the Bank to the Company, which is limited by the amount of collateral the Company has available to pledge, were approximately $14.6 million.  The parent Company generated approximately $7.3 million in cash flow from operating activities in 2009 and paid dividends to stockholders of $7.7 million.

Contractual Obligations

The impact of our contractual obligations as of December 31, 2009 on liquidity and cash flow in future periods is as follows:
		Payments Due by Period
		One year			More than
(In thousands)	Total	or less	1-3 years	3-5 years	5 years
Certificates of Deposit	$974,492	$710,391	$252,546	$11,555	$-
Subordinated Debt1	32,991	-	-	-	32,991
FHLB Borrowings	130,000	45,000	30,000	25,000	30,000
Operating Leases	9,783	1,691	2,951	2,126	3,015
Total	$1,147,266	$757,082	$285,497	$38,681	$66,006
1 The Subordinated debt securities represent two issues maturing on June 26, 2033 and July 17, 2034, respectively.  Both issues are currently callable.

		Commitment Expiration by Period
		One year			More than
(In thousands)	Total	or less	1-3 years	3-5 years	5 years
Commitments to extend credit	$511,589	$222,481	$88,294	$52,807	$148,007
Standby letters of credit	52,870	36,957	15,807	6	100
Mortgage loans sold with potential recourse	302,006	302,006	-	-	-
	$866,465	$561,444	$104,101	$52,813	$148,107

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company has not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. STEL does have significant commitments to fund loans in the ordinary course of business.

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
Commitments to extend credit	$511,589	$543,460

Standby letters of credit	52,870	48,260

Mortgage loans sold with potential recourse	302,006	137,262

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company generally holds collateral supporting those commitments, if deemed necessary.  The Company, through its banking subsidiaries, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions.  In 2009, the Company originated $578 million and sold $557 million to investors, compared to $112 million originated and $119 million sold in 2008.  Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months.  The Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term.  Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.  At December 31, 2009, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $42 million and loans held for sale of $44 million.  The Company has entered into commitments, on a best-effort basis to sell loans of approximately $86 million.  Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STELLARONE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in Thousands)
	2009	2008
Assets
Cash and due from banks	$52,120	$66,239
Federal funds sold	44,244	3,837
Interest-bearing deposits in banks	56,562	45,453
Cash and cash equivalents	152,926	115,529
Investment securities (fair value: 2009, $378,964; 2008, $328,096)	378,961	328,093
Mortgage loans held for sale	44,165	15,847
Loans receivable, net of allowance for loan losses, 2009, $40,172; 2008, $30,464	2,146,335	2,234,122
Premises and equipment, net	83,546	89,022
Accrued interest receivable	9,459	10,230
Deferred income tax asset	882	-
Core deposit intangibles, net	8,408	10,266
Goodwill*	113,652	113,353
Bank owned life insurance	30,196	28,903
Foreclosed assets	4,505	4,627
Other assets	60,066	45,293
Total assets	$3,033,101	$2,995,285

Liabilities
Deposits:
Noninterest-bearing	$302,009	$307,621
Interest-bearing	2,134,111	2,015,487
Total deposits	2,436,120	2,323,108
Short-term borrowings	783	699
Federal Home Loan Bank advances	130,000	187,700
Subordinated debt	32,991	32,991
Accrued interest payable	3,626	5,476
Deferred income tax liability	-	1,224
Other liabilities	8,796	10,531
Total liabilities	2,612,316	2,561,729

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 per share liquidation preference; 30,000 shares issued and outstanding;	28,398	28,121
Common stock; $1 par value; 35,000,000 shares authorized; 2009: 22,661,125 shares issued and outstanding; 2008: 22,605,063 shares issued and outstanding	22,661	22,605
Additional paid-in capital	268,965	268,293
Retained earnings	96,947	113,661
Accumulated other comprehensive income, net	3,814	876
Total stockholders' equity	420,785	433,556
Total liabilities and stockholders' equity	$3,033,101	$2,995,285
  *See revision detail in Note 1 to the consolidate financial statements.

 The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Years Ended December 31, 2009
(Dollars in Thousands, except per share data)
	2009	2008	2007
Interest and Dividend Income
Loans, including fees	$125,837	$139,692	$87,902
Federal funds sold and deposits in other banks	209	968	96
Investment securities:
Taxable	9,528	10,921	6,853
Tax-exempt	4,008	3,585	3,726
Dividends	127	1,070	582
Total interest income	139,709	156,236	99,159

Interest Expense
Deposits	43,483	47,939	31,551
Federal funds repurchased and securities sold under agreements to repurchase	16	73	630
Federal Home Loan Bank advances	5,756	7,207	4,345
Subordinated debt	1,257	1,959	1,684
Commerical paper	-	635	3,141
Other borrowings	-	8	39
Total interest expense	50,512	57,821	41,390
Net interest income	89,197	98,415	57,769
Provision for loan losses	37,800	20,787	2,040
Net interest income after provision for loan losses	51,397	77,628	55,729

Noninterest Income
Retail banking fees	16,367	14,756	7,724
Commissions and fees from fiduciary activities	2,960	3,677	3,375
Brokerage fee income	1,203	1,269	909
Mortgage banking-related fees	7,297	3,446	2,439
(Losses) gains on sale of premises and equipment	(76)	(124)	1,013
Impairments of equity securities available for sale	(2,525)	(274)	-
Gains on sale of securities available for sale	45	186	35
Losses on sale of foreclosed assets	(2,580)	(2,497)	(1)
Income from bank owned life insurance	1,292	1,213	505
Other operating income	2,400	2,639	968
Total noninterest income	$26,383	$24,291	$16,967

  The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (continued)
For the Three Years Ended December 31, 2009
 (Dollars in Thousands, except per share data)
	2009	2008	2007
Non-interest Expense
Compensation and employee benefits	$44,564	$44,747	$26,422
Net occupancy	8,578	7,113	3,570
Supplies and equipment	8,735	7,910	4,383
Amortization of intangible assets	1,730	1,568	646
Marketing	1,276	2,184	1,533
State franchise taxes	2,318	2,091	1,138
FDIC insurance	5,309	1,419	150
Data processing	2,466	3,847	1,794
Professional fees	2,856	2,000	1,005
Telecommunications	1,857	1,761	976
Other operating expenses	14,215	14,220	7,224
Total noninterest expense	93,904	88,860	48,841

(Loss) income before income taxes	(16,124)	13,059	23,855
Income tax (benefit) expense	(7,594)	3,648	6,853
Net (loss) income	$(8,530)	$9,411	$17,002
Dividends and accretion on preferred stock	(1,834)	(53)	-
Net (loss) income available to common shareholders	$(10,364)	$9,358	$17,002

Basic net (loss) income per common share available to common shareholders	$(0.46)	$0.45	$1.58

Diluted net (loss) income per common share available to common shareholders	$(0.46)	$0.45	$1.57

  The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
For the Three Years Ended December 31, 2009
(Dollars in Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total
Balance, December 31, 2006	$-	$10,784	$33,970	$106,924	$(1,026)		$150,652
Comprehensive income:
Net income	-	-	-	17,002	-	$17,002	17,002
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $690)	-	-	-	-	-	1,282	-
Reclassification adjustment (net of tax, $12)	-	-	-	-	-	23	-
Change in pension (net of tax, $105)	-	-	-	-	-	196	-
Other comprehensive income	-	-	-	-	1,501	1,501	1,501
Total comprehensive income	-	-	-	-	-	$18,503	-
Cash dividends ($.64 per share)	-	-	-	(6,917)	-		(6,917)
Stock-based compensation expense (8,440 shares)	-	9	490	-	-		499
Exercise of stock options (3,200 shares)	-	3	28	-	-		31
Balance, December 31, 2007	$-	$10,796	$34,488	$117,009	$475		$162,768
Comprehensive income:
Net income	-	-	-	9,411	-	$9,411	9,411
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $482)	-	-	-	-	-	895	-
Reclassification adjustment (net of tax, $31)	-	-	-	-	-	(57)	-
Change in pension and post retirement liability (net of tax, $235)	-	-	-	-	-	(437)	-
Other comprehensive income	-	-	-	-	401	401	401
Total comprehensive income	-	-	-	-	-	$9,812	-
Cash dividends paid or accrued:
Common ($.64 per share)	-	-	-	(12,614)	-		(12,614)
Preferred cumulative 5%	-	-	-	(53)	-		(53)
Common stock issued in merger (11,746,272 shares)	-	11,746	230,247	-	-		241,993
Stock-based compensation expense associated with merger (23,519 shares)	-	24	1,088	-	-		1,112
Issuance of 30,000 shares of preferred stock and 302,622 common stock warrants	28,099	-	1,901	-	-		30,000
Accretion on preferred stock discount	22	-	-	(22)	-		-
Stock-based compensation expense (7,018 shares)	-	7	262	-	-		269
Exercise of stock options (32,311 shares)	-	32	307	-	-		339
Cumulative effect of adoption of FASB ASC Topic 715	-	-	-	(70)	-		(70)
Balance, December 31, 2008	$28,121	$22,605	$268,293	$113,661	$876		$433,556
Comprehensive loss:
Net loss	-	-	-	(8,530)	-	$(8,530)	(8,530)
Other comprehensive income, net of tax:
Unrealized holding gain arising during the period (net of tax of $2,659)	-	-	-	-	-	4,937	-
Reclassification adjustment (net of tax of $868)	-	-	-	-	-	(1,612)	-
Change in pension and post retirement liability (net of tax, $208)	-	-	-	-	-	(387)	-
Other comprehensive income	-	-	-	-	2,938	2,938	2,938
Total comprehensive loss	-	-	-	-	-	$(5,592)	-
Cash dividends paid or accrued:
Common ($.28 per share)	-	-	-	(6,350)	-		(6,350)
Preferred cumulative 5%	-	-	-	(1,500)	-		(1,500)
Accretion on preferred stock discount	334	-	-	(334)	-		-
Preferred stock issuance costs	(57)	-	-	-	-		(57)
Stock-based compensation expense (20,029 shares)	-	20	357	-	-		377
Exercise of stock options (36,033 shares)	-	36	315	-	-		351
Balance, December 31, 2009	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785

  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Three Years Ended December 31, 2009
(Dollars in Thousands)
	2009	2008	2007
Cash Flows from Operating Activities
Net (loss) income	$(8,530)	$9,411	$17,002
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,283	5,038	3,055
Amortization of intangible assets	1,730	1,568	646
Provision for loan losses	37,800	20,787	2,040
Deferred tax (benefit) expense	(3,195)	2,527	733
Employee benefit plan (benefit) expense	(25)	57	219
Stock-based compensation expense	484	1,381	460
Losses / impairments on foreclosed assets	2,580	2,497	1
Losses (gains) on sale of premises and equipment	76	124	(1,013)
Gains on sale of securities available for sale	(45)	(186)	(35)
Impairments of equity securities available for sale	2,525	274	-
Mortgage banking-related fees	(7,297)	(3,446)	(2,439)
Proceeds from sale of mortgage loans	557,326	118,712	125,097
Origination of mortgage loans for sale	(578,347)	(111,848)	(120,372)
Amortization of securities premiums and accretion of discounts, net	(1,206)	(7,837)	13
Income on bank owned life insurance	(1,292)	(1,213)	(494)
Changes in assets and liabilities:
Decrease in accrued interest receivable	771	4,127	450
(Increase) decrease in other assets	(14,797)	3,955	(6,300)
Decrease in accrued interest payable	(1,850)	(1,605)	(719)
Decrease in other liabilities	(1,817)	(23,529)	(1,278)
Net cash (used) provided by operating activities	$(8,826)	$20,794	$17,066

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$82,243	$179,034	$84,051
Proceeds from sales and calls of securities available for sale	39,404	27,225	5,566
Purchase of securities available for sale	(170,614)	(103,147)	(53,673)
Proceeds from maturities and principal payments of securities held to maturity	-	2,660	-
Net decrease (increase) in loans	47,104	29,929	(14,534)
Proceeds from sale of premises and equipment	1,161	1,243	1,503
Purchase of premises and equipment	(4,163)	(10,581)	(7,682)
Proceeds from sale of foreclosed assets	2,978	2,991	37
Cash acquired in merger	-	45,146	-
Net cash (used) provided by investing activities	$(1,887)	$174,500	$15,268

Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$224,348	$48,753	$(113,103)
Net decrease in certificates of deposit	(111,206)	(78,880)	(62,631)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	84	(21,064)	20,000
Proceeds from Federal Home Loan Bank advances	-	119,600	196,000
Principal payments on Federal Home Loan Bank advances	(57,700)	(138,055)	(92,000)
Net (decrease) increase in commercial paper	-	(68,745)	10,113
Net (decrease) increase in short-term borrowings	-	(892)	331
Proceeds from the issuance of preferred stock and common stock warrants	-	30,000	-
Proceeds from exercise of stock options	351	339	31
Payment of preferred stock issuance costs	(57)	-	-
Cash dividends paid	(7,710)	(12,614)	(6,917)
Net cash provided (used) by financing activities	$48,110	$(121,558)	$(48,176)

Increase (decrease) in cash and cash equivalents	$37,397	$73,736	$(15,842)

Cash and Cash Equivalents
Beginning	115,529	41,793	57,635
Ending	$152,926	$115,529	$41,793

Supplemental Disclosures of Cash Flow Information
Cash (receipts) payments for:
Interest	$52,362	$55,900	$40,671
Income taxes	(3,563)	6,000	6,265

Supplemental Schedule of Noncash Activities
Stock issued in association with merger	$-	$203,222	$-
Foreclosed assets acquired in settlement of loans	5,436	5,712	3,031
Reclassification of premises and equipment no longer in service to other assets	-	-	1,146
Noncash proceeds of property received in like-kind exchange	-	-	1,536

  The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 1.  Significant Accounting Policies

Nature of Operations and Consolidation

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking subsidiary is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issuances and are not subject to consolidation.  The Company collapsed all of its previous subsidiaries into StellarOne Bank on May 27, 2008.  The previous subsidiaries included First National Bank (Christiansburg, Virginia), Second Bank & Trust (Fredericksburg, Virginia); Planters Bank & Trust Company of Virginia (Staunton, Virginia) and its subsidiary, Planters Insurance Agency, Inc.; and Virginia Commonwealth Trust Company (Culpeper, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

On February 28, 2008, pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), between Virginia Financial Group, Inc. ("VFG") and FNB Corporation (“FNB”), VFG and FNB completed the merger (the “Merger”) in which FNB and it’s subsidiary First National Bank merged with and into VFG, with VFG as the surviving corporation and changing its name to StellarOne Corporation (prior to the effective date of the merger, “VFG” or the “Company” and after the merger “StellarOne” or “the Company”). This transaction created one of the largest independent commercial bank holding companies headquartered in Virginia.

The Company, through its member bank, provides a full array of banking services through fifty-six full-service financial centers in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, comprehensive wealth management, financial and estate-planning services, commercial and consumer loans.  The Company also provides a network of automated transaction locations, phone banking and a transactional internet banking product.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2009, the allowance for loan losses and the valuation of real estate are adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became the officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Concentrations and Restrictions on Cash and Cash Equivalents

The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.  The Company was required to have $11.0 million and $8.8 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory daily average reserve and clearing requirements for December 31, 2009 and 2008. These deposits with the Federal Reserve Bank do not earn interest.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the recoverability of goodwill and intangible assets and the recoverability of deferred tax assets.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value.  Except for realized losses charged to earnings for other-than-temporary-impairment deemed to be credit-related, unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are included in accumulated other comprehensive income (loss) in stockholders’ equity until realized.  The initial classification of securities is determined at the date of purchase.  The Company does not have any pooled or private label trust preferred securities or any other high risk or hard to value investments.

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

Management has determined that other-than-temporary impairment exists for equity securities and should be recorded (1) if the fair value of an equity security represents less than 70% of the book value of a security regardless of loss period; or (2) if the loss period has been more than 18 months regardless of the fair value’s relationship to carrying value.  If either of these conditions do not exist, but management becomes aware of possible impairment outside of this scope, management will conduct additional research to determine if market price recoveries can reasonably be expected to occur within an acceptable forecast period.  For purposes of this analysis, a near term recovery period has been defined as 3-6 months.

The Company recorded an impairment charge of $2.5 million associated with bank equity securities classified as available for sale investments during 2009.  In 2008 the Company recorded an impairment charge of $274 thousand associated with FNMA preferred stock.  These impairment charges are included in Impairments of equity securities available for sale on the income statement.

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

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2009.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $23.1 million and $23.4 million at December 31, 2009 and 2008, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

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

The Company accounts for the transfer of financial assets in accordance with authoritative accounting guidance which is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.  The guidance provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include the repurchase of loans by us.  Repurchases and losses are rare, and no provision is made for losses at the time of sale.

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

The Company conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired, then a specific reserve may be established based on the Bank’s calculation of the loss embedded in the individual loan.  In addition to impairment testing, the Bank has a ten point grading system for each non-homogeneous loan in the portfolio.  The loans meeting the criteria for impairment are segregated from performing loans within the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The allowance for loan losses is an accounting estimate and as such there is an uncertainty attached to the estimate due to the level of subjectivity and judgment inherent in performing the calculation.  Management will determine the appropriate amount of the judgmental reserve (if any) by evaluating existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's outsourced loan review consultants. The total of specific reserves required for impaired classified loans, calculated reserves by loan category and the judgmental reserve are then compared to the recorded allowance for loan losses.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over three years.  Depreciation and amortization are recorded on the straight-line method.  The Company did not record any impairment of long-lived assets for the years ended December 31, 2009, 2008, and 2007.

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

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized and amortized over their useful life if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged.  Intangible assets associated with branch acquisition transactions continue to be amortized over the estimated useful life of the deposits.  The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  Amortization expense charged to operations was $1.7 million in 2009, $1.6 million in 2008 and $646 thousand in 2007.

We reviewed the report prepared by the third party valuation specialists as of September 30, 2009, considered the factors that could lead to impairment between that date and December 31, 2009 and evaluated the trading level of our stock in relation to both its book value and tangible book value.  Based on these inputs management concluded that no indications of impairment were present. Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Retirement Plans

The Company has a noncontributory, defined benefit pension plan covering certain of its employees meeting certain age and service requirements.  The plan has not been offered to new employees after June, 2002.  The Company froze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees ceased. All retirement benefits earned in the pension plan as of December 31, 2008 have been preserved and all participants are fully vested in their benefit. The Company does not anticipate making any contributions to the plan during 2010.

An employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur.  The asset related to the funded status recognized in the balance sheet was $389 thousand and $960 thousand for the year ending December 31, 2009 and 2008, respectively and is included in other assets, as appropriate, in the accompanying consolidated balance sheets.

Prior to the merger and subsequent formation of the Company, FNB maintained an employee stock ownership plan for the benefit of certain employees.  On February 28, 2008 the Company became the Plan Sponsor as a result of the merger.  Effective January 1, 2008 participation in the plan was limited to those who were qualified employees as of December 31, 2007.  Beginning on January 1, 2009 contributions to the plan ceased and no further contributions shall be made to the Plan for plan years subsequent to the 2008 plan year.  Due to the discontinuance of contributions to the Plan all shares became fully vested effective January 1, 2009.  Compensation expense related to the ESOP totaled $544 thousand for the year ended December 31, 2008 with none being recognized for the year ended December 31, 2009.

Stock-Based Compensation

The Company has a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees.  The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally from one to five years.

The authoritative guidance also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The fair value of each option grant issued equal to fair market value is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2009		2008		2007

Dividend yield		4.4%		4.1%		2.4%
Expected life	6.5	yrs	6.2	yrs	6.5	yrs
Expected volatility		42.9%		26.0%		27.7%
Risk-free interest rate		1.9%		2.8%		4.8%

The fair value of each option grant issued during 2008 and 2007 above fair market value is estimated on the date of the grant using the Lattice option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2008		2007

Dividend yield		3.7%		2.4%
Expected life	4.5	yrs	4.5	yrs
Expected volatility		24.3%		22.6%
Riskfree interest rate		2.1%		4.8%
Post-vest cancellation rate		1.0%		1.4%

There were no options granted during 2009 that were valued using the Lattice option pricing model.

Earnings (Loss) Per Common Share

Earnings (loss) per common share represent net income available to common stockholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance.  The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders.  It is based on the stock's fair market value on each dividend record date, and allows for voluntary contributions to purchase stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense of $1.3 million, $2.2 million, and $1.5 million were incurred in 2009, 2008 and 2007, respectively.  This expense is included in the marketing line item on the consolidated income statement.

Segment Information

Public business enterprises are required to report information about operating segments in annual financial statements and selected information in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

Management has determined that the Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

The Company has also identified several operating segments. These operating segments within the Company's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include our secondary mortgage and wealth management divisions, a title company, and the parent.

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

Please see the fair value tables in Note 21.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

New Authoritative Accounting Guidance

Accounting Standards Codification — As discussed above, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The adoption of FASB ASC had no impact on the Company’s consolidated financial statements.

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

FASB ASC Topic 715, “Compensation—Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s consolidated financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 14 - Employee Benefit Plans.

Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Company adopted the new authoritative accounting guidance under ASC Topic 715 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $70 thousand.

FASB ASC Topic 820 “Fair Value Measurement” — In April 2009, the FASB issued new authoritative accounting guidance under ASC Topic 820 that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly and also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new guidance under ASC Topic 820 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction that is, between market participants at the measurement date under current market conditions with the assumption that the sale is not a forced liquidation or distressed sale. The new guidance under ASC Topic 820 was effective for fiscal years and interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The required disclosures are reported in Note 21 – Fair Value of Financial Instruments and Interest Rate Risk.

FASB ASC Topic 855, “Subsequent Events” — The Company adopted the new authoritative accounting guidance under ASC Topic 855, during the period ended June 30, 2009.  ASC Topic 855 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  However, events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date shall not be recognized.  The adoption of the guidance under ASC Topic 855 did not impact the Company’s consolidated financial statements. Please see Note 25 “Subsequent Event” for a subsequent event disclosure included in the December 31, 2009 consolidated financial statements.

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

Revisions

Certain amounts in the 2008 consolidated financial statements and notes have been reclassified to conform to the 2009 presentation. In particular, the Company has revised its consolidated financial statements as of December 31, 2008 to reflect $38.8 million in additional goodwill and additional paid in capital. This adjustment relates to the measurement date used in order to calculate the proceeds exchanged in the merger of equals transaction between former VFG and FNB.  Management became aware of the measurement date issue during the fourth quarter of 2009 subsequent to a routine examination of the 2008 purchase accounting workpapers.  The purchase price was originally calculated under SFAS 141 using the closing per share price on February 27, 2008, the date the merger was consummated, due to the hostile nature of the acquisition caused by dissenters of the transaction.  Management felt that this fact pattern was thought to support the closing date used to record the transaction.  However, after careful consideration of all authoritative accounting guidance and consultations with our external audit firm, management concluded that an average of the closing price surrounding the announcement date of July 26, 2007 should have been used in order to calculate the sales proceeds under SFAS 141, which was the current authoritative guidance at the time of the merger.  Changes to the December 31, 2008 consolidated balance sheet reflects an additional $38.8 million in both Goodwill and Additional paid-in capital.  Corresponding adjustments in the 2008 consolidated statement of changes in stockholders’ equity and consolidated statement of cash flows have also been made to reflect the higher value of the common stock issued in the merger and the noncash stock issued in association with the merger, respectively.  This change had no effect on regulatory capital ratios.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 2.  Business Combinations

On February 28, 2008, pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 26, 2007 (the “Merger Agreement”), by and between Virginia Financial Group, Inc. ("VFG") and FNB Corporation ("FNB"), each share of common stock of FNB outstanding was converted into 1.5850 shares of the Company’s common stock. VFG as the surviving corporation, changed its name to StellarOne Corporation.  The Company issued 11,746,272 shares or approximately $242 million of its common stock to FNB shareholders, based on 7,412,576 shares of FNB common stock outstanding as of February 27, 2008 and the closing price of the Company’s common stock on the same date.

The merger transaction was accounted for under the purchase method of accounting and qualifies as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $99.5 million of goodwill and $8.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of 7.75 years, based on undiscounted cash flows.  A summary of the fair values of assets and liabilities acquired are as follows (In thousands):

Cash and cash equivalents	$45,146
Loans receivable, net of allowance for loan losses	1,070,023
Investment securities	202,538
Premises and equipment	48,090
Core deposit intangible	8,608
Goodwill	99,457
Other assets	62,975
Deposits	(1,213,949)
Borrowings	(52,598)
Other liabilities	(28,297)
Net assets acquired	$241,993

For the year ended December 31, 2008 the Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the years ended December 31, 2008 and 2007, as if FNB had been acquired on January 1, 2008 and 2007 respectively. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 3. Participation in U.S. Treasury Capital Purchase Program “CPP”

On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the CPP. Additionally, the Company issued 302,623 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share. Proceeds from this sale of the preferred stock have been used for general corporate purposes, including supporting the continued, anticipated growth of the Company. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve during the first three years at par value plus accrued and unpaid dividends and thereafter without restriction.

A value of $1.9 million was assigned to the common stock warrants based on their relative fair value, accordingly, $28.1 million has been assigned to the Series A preferred stock.  The discount will be accreted up to the redemption amount of $30 million over the next five years.

Note 4.  Investment Securities

The amortized cost and estimated fair value of the securities being held to maturity, with gross unrealized gains and losses, as of December 31, 2009 and 2008, are as follows:

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

State and municipal	$426	$2	$-	$428
Agency mortgage backed securities	21	1	-	22
Total	$447	$3	$-	$450

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

State and municipal	$894	$3	$-	$897
Agency mortgage backed securities	26	-	-	26
Total	$920	$3	$-	$923

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of the securities being held to maturity as of December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.
	2009
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$426	$428
Due after five years through ten years	21	22
Total	$447	$450

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2009 and 2008 are as follows:

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U. S. Treasuries	$20,168	$35	$-	$20,203
U. S. Government agencies	62,612	823	(20)	63,415
State and municipals	109,431	3,921	(168)	113,184
Corporate bonds	6,560	374	-	6,934
Collateralized mortgage obligations	13,172	117	(263)	13,026
Agency mortgage backed securities	156,588	3,862	(863)	159,587
Certificates of deposit	685	-	-	685
Equity securities	1,484	7	(22)	1,469
Other	11	-	-	11
Total	$370,711	$9,139	$(1,336)	$378,514

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U. S. Government agencies	$68,477	$1,107	$(36)	$69,548
State and municipals	86,021	1,031	(287)	86,765
Corporate bonds	7,603	48	(189)	7,462
Collateralized mortgage obligations	12,375	7	(604)	11,778
Agency mortgage backed securities	145,321	3,587	(59)	148,849
Certificates of deposit	747	-	-	747
Equity securities	3,933	2	(1,920)	2,015
Other	9	-	-	9
Total	$324,486	$5,782	$(3,095)	$327,173

The book value of securities pledged to secure deposits and for other purposes amounted to $155.4 million and $120.0 million at December 31, 2009 and 2008, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of the securities available for sale as of December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2009
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$44,988	$45,287
Due after one year through five years	93,209	95,662
Due after five years through ten years	69,250	71,287
Due after ten years	161,769	164,798
Equity securities	1,484	1,469
Other	11	11
Total	$370,711	$378,514

Proceeds from sales and calls of securities available for sale were $39.4 million, $27.2 million, and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Gross gains of $50 thousand, $558 thousand, and $114 thousand and gross losses of $5 thousand, $744 thousand, and $79 thousand were realized on these sales during 2009, 2008 and 2007, respectively.  The tax provision (benefit) applicable to these net realized gains (losses) amounted to $16 thousand, $(31) thousand, and $12 thousand, respectively. There were no sales of securities held to maturity during 2009, 2008 or 2007.

Information pertaining to securities with gross unrealized losses at December 31, 2009, and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2009
U. S. Government Agencies	$8,544	$20	$-	$-	$8,544	$20
Agency mortgage backed securities	45,487	863	-	-	45,487	863
State and municipals	7,624	141	879	27	8,503	168
Collateralized mortgage obligations	2,920	61	2,623	202	5,543	263
Subtotal debt securities	64,575	1,085	3,502	229	68,077	1,314
Equity securities	167	22	-	-	167	22
Total temporarily impaired securities	$64,742	$1,107	$3,502	$229	$68,244	$1,336

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2008
U. S. Government Agencies	$2,779	$36	$-	$-	$2,779	$36
Agency mortgage backed securities	10,104	59	-	-	10,104	59
State and municipals	24,293	287	-	-	24,293	287
Corporate bonds	4,011	189	-	-	4,011	189
Collateralized mortgage obligations	9,439	604	-	-	9,439	604
Subtotal debt securities	50,626	1,175	-	-	50,626	1,175
Equity securities	1,203	814	572	1,106	1,775	1,920
Total temporarily impaired securities	$51,829	$1,989	$572	$1,106	$52,401	$3,095

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

There are a total of 8 securities that have unrealized losses greater than twelve months as of December 31, 2009, 2 municipal securities and 6 CMO securities. There are a total of 105 securities that have unrealized losses greater than twelve months as of December 31, 2008, 2 U.S. Agency securities, 36 U.S. Agency MBS securities, 43 municipal securities, 14 CMO securities, 4 corporate securities, one preferred stock security, and 5 common stock securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors which is mainly changes in market rates is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

The Company recorded an impairment charge of $2.5 million associated with equity securities classified as available for sale investments during 2009.  In 2008 the Company recorded an impairment charge of $274 thousand associated with FNMA preferred stock.  These impairment charges are included in Impairments of securities available for sale on the income statement.

Note 5.  Loans

A summary of the balances of loans follows:
	December 31,
	2009	2008
Real estate loans:
Construction and land development	$274,280	$358,587
Farmland	22,209	22,246
Secured by 1-4 family residential	785,385	764,811
Multifamily, nonresidential and junior liens	845,561	818,565
Commercial and industrial loans (except those secured by real estate)	211,903	225,637
Consumer installment loans	38,202	58,075
Deposit overdrafts	971	1,967
All other loans	7,027	13,403
Total loans	2,185,538	2,263,291
Deferred loan costs	969	1,295
Allowance for loan losses	(40,172)	(30,464
Net loans	$2,146,335	$2,234,122

Concentrations of Credit - Most of the Company’s lending activity occurs within Central and Southwest Virginia.  The majority of the Company’s loan portfolio consists of consumer and commercial real estate loans.  As of December 31, 2009 and 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 6.  Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:
	2009	2008	2007

Balance, beginning of year	$30,464	$15,082	$14,500
Provisions for loan losses	37,800	20,787	2,040
Loans charged off	(30,947)	(18,191)	(1,762)
Recoveries	2,855	1,247	304
Net charge-offs	(28,092)	(16,944)	(1,458)
Allowance acquired via acquisition	-	11,539	-
Balance, end of year	$40,172	$30,464	$15,082

Information about impaired loans as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:
	2009	2008	2007
Impaired loans for which an allowance has been provided	$45,895	$34,055	$7,744

Impaired loans for which no allowance has been provided	19,777	24,650	3,087

Total impaired loans	$65,672	$58,705	$10,831

Allowance provided for impaired loans, included in the allowance for loan losses	$8,357	$5,503	$1,003

Average balance in impaired loans	$57,949	$47,756	$10,585

Interest income recognized on impaired loans	$693	$1,012	$716

Interest income recognized on a cash basis on impaired loans	$368	$1,264	$652

Because the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement, some nonaccrual loans are not reviewed for impairment.  Nonaccrual loans excluded from the impaired loan disclosure amounted to $18.7 million, $12.5 million and $2.1 million at December 31, 2009, 2008 and 2007, respectively.  If interest on these loans had been accrued, such income would have approximated $472 thousand, $806 thousand and $107 thousand for each of the three years ended December 31, 2009, respectively.

There was $1.5 million and $781 thousand in loans past due greater than 90 days and still accruing interest for the years ended December 31, 2009 and 2008, respectively, and none for the year ended December 31, 2007.

Note 7. Goodwill and Core Deposit Intangibles

At December 31, 2009 and 2008 goodwill totaled $113.7 million and $113.4 million.  The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$14,855	$(6,447)	$15,331	$(5,065)

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Amortization expense charged to operations was $1.7 million, $1.6 million and $646 thousand in 2009, 2008 and 2007, respectively.

The following table sets forth the actual and estimated pre-tax amortization expense of core deposit intangibles as of December 31, 2009:

2010	$1,440
2011	1,651
2012	1,549
2013	1,244
2014	1,200
Thereafter	1,324
$8,408

Note 8.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	Estimated Useful Lives	2009	2008

Land	Indefinite	$16,587	$18,425
Buildings and leasehold improvements	Lease term - 39 years	64,246	64,049
Furniture, equipment and software	3 - 7 years	39,373	36,188
Construction in Progress	(1)	1,697	3,991
		$122,903	$122,653
Less accumulated depreciation and amortization		38,357	33,631
		$83,546	$89,022
(1) Construction in progress is not depreciated until placed in service.

Depreciation and amortization expense amounted to $6.3 million, $5.0 million, and $3.1 million in 2009, 2008 and 2007, respectively.

Note 9.  Deposits

Deposits are summarized as follows at December 31, 2009 and 2008:
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
Type of Account:
Noninterest bearing	$302,009	12.40%	$307,621	13.24%
NOW	583,989	23.97%	528,386	22.74%
Money market	377,867	15.51%	213,826	9.20%
Savings	197,763	8.12%	187,448	8.07%
Time deposits	974,492	40.00%	1,085,827	46.75%

Total Deposits	$2,436,120	100.00%	$2,323,108	100.00%

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The aggregate amount of time deposits in denominations greater than $100,000 at December 31, 2009 and 2008 was $320.2 million and $334.8 million, respectively.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

2010	$710,391
2011	183,983
2012	49,094
2013	19,469
2014	11,555
Thereafter	-
$974,492

Brokered certificates of deposit, consisting entirely of certificates of deposit originated through a Certificate of Deposit Account Registry Service “CDARS” program totaled $14.8 million and $21.0 million at December 31, 2009 and 2008, respectively.

Note 10.  Federal Home Loan Bank Advances

The Company has advances outstanding with the Federal Home Loan Bank of Atlanta of $130 million at December 31, 2009 maturing through 2018.  At December 31, 2009 and 2008, the interest rates on this debt ranged from 0.27% to 6.69% and from 0.46% to 6.69%, respectively.  The weighted average interest rate at December 31, 2009 and 2008 was 3.53% and 3.34%, respectively.  The average balance outstanding during 2009 and 2008 was $160.9 million and $205.8 million, respectively.  The advance structures employed by the Company include $120 million in convertible credits, $5 million in fixed rate credits, and $5 million in adjustable rate credits.  Each structure requires either quarterly interest payments, or monthly interest payments.

The banking subsidiary has available a $100 million line of credit with the Federal Home Loan Bank of Atlanta.  Advances on the line are secured by securities and a blanket lien on StellarOne Bank’s loan portfolio.  The blanket lien covers one to four family dwelling loans, multifamily loans, and home equity loans.  As of December 31, 2009, loans pledged as collateral totaled $515 million and consisted of one to four family, multifamily, and home equity loans.

At December 31, 2009, the contractual maturities of the advances are as follows:

Due in 2010	$45,000
Due in 2011	25,000
Due in 2012	5,000
Due in 2013	25,000
Due in 2014	-
Thereafter	30,000
Total	$130,000

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 11.  Subordinated Debt

The Company has two wholly-owned finance subsidiaries that were formed for the purpose of issuing redeemable Capital Securities (commonly referred to as subordinated debt) which are not consolidated.
In 2004, VFG Limited Liability Trust issued $20.0 million of trust preferred securities through a private transaction. The Trust issued $619 thousand in common equity to the Company.  The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2009 was 2.98%. The securities became redeemable at par beginning in June, 2009 and continued to be redeemable each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the Trust is $20.6 million of the StellarOne Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2003, FNB (VA) Statutory Trust II, issued $12.0 million of trust preferred securities through a private transaction. The Trust issued $372 thousand in common equity to the Company.  The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2009 was 3.35%. The securities became redeemable at par in June, 2008 and continue to be redeemable each quarterly anniversary of such date until the securities mature on June 26, 2033. The principal asset of the Trust is $12.4 million of the StellarOne Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Subordinated debt may be included in Tier 1 capital of the Company for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Subordinated debt not considered as Tier I capital may be included in Tier II capital.  All outstanding subordinated debt as of both December 31, 2009 and 2008 was includable in Tier I capital.

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

Note 12.  Short-Term Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Additional collateral may be required based on the fair value of the underlying securities. The outstanding balances at December 31, 2009 and 2008 were $782.9 thousand and $699.1 thousand, respectively, and were collateralized by investment securities controlled by the Company with a market value of $1.0 million and $2.0 million, respectively.

The Company, through its subsidiary bank, has uncollateralized, unused lines of credit totaling $89.0 million with nonaffiliated banks at December 31, 2009.

The average balance outstanding of short-term borrowings did not exceed 30 percent of stockholder’s equity during the year ended December 31, 2009 and 2008.

Note 13.  Stock-Based Compensation

Under the Company’s incentive stock option plan, the Company may grant options to purchase common stock or restricted share awards to its directors, officers and employees of up to 1,125,000 newly issued shares of the Company’s common stock.  The Company’s stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally from one to five years and will expire in no more than ten years after the date of grant.

At December 31, 2009, the Company has one stock-based employee compensation plan. Share-based compensation expense of $484 thousand, $1.3 million and $460 thousand in the aggregate was recognized for the years ended December 31, 2009, 2008 and 2007, respectively.  Pursuant to meeting change in control provisions under equity compensation expense for both FNB and VFG, an acceleration adjustment of $1.3 million related to the merger is included in expense for the year ended December 31, 2008.  The Company expenses the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

For the year ended December 31, 2009 and 2008 the Company recognized $59 thousand and $767 thousand, respectively, in compensation expense related to the vesting of stock options.  A summary of the stock option plan at December 31, 2009, 2008 and 2007 and changes during the years ended on those dates is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	614,198	$18.58	239,671	$23.37	193,616	$21.17
Acquired via merger	-	-	311,606	14.02	-	-
Granted	17,392	12.78	123,061	18.27	56,968	30.07
Forfeited	(12,373)	16.61	(4,893)	19.81	(4,680)	25.57
Expired	(8,138)	22.92	(22,936)	16.05	(3,033)	19.12
Exercised	(36,033)	9.77	(32,311)	10.68	(3,200)	9.73
Outstanding at end of year	575,046	$18.93	614,198	$18.58	239,671	$23.37

Exercisable at end of year	470,991		493,337		122,048

Weighted-average fair value per option of options granted during the year	$3.54		$2.42		$5.54

The aggregate intrinsic value of both the options outstanding and currently exercisable as of December 31, 2009 was $22 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2009 and the exercise price, multiplied by the number of options outstanding).  The weighted average remaining contractual life is 3.7 years with a weighted average exercise price of $19.24 for exercisable options at December 31, 2009.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

As of December 31, 2009, there was $211 thousand of total unrecognized compensation expense related to nonvested options, respectively, which will be recognized over a weighted-average period of approximately 2.2 years.

The actual tax benefit realized for the tax deductions from option exercises under the Plan for the twelve months ended December 31, 2009, 2008 and 2007 was $65 thousand, $14 thousand and $4 thousand, respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The following table summarizes activity related to nonvested restricted shares:
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value

Nonvested at January 1, 2007	30,058	$24.03	$841
Granted	13,480	25.10	-
Vested	8,441	24.00	217
Forfeited	4,560	25.00	-
Nonvested at December 31, 2007	30,537	$24.37	$453

Acquired via merger	16,356	17.30
Granted	35,701	16.31
Vested	46,893	21.90	$795
Forfeited	300	15.65
Nonvested at December 31, 2008	35,401	$16.31	$598

Granted	56,821	13.09
Vested	20,029	16.26	$253
Forfeited	1,257	13.24
Nonvested at December 31, 2009	70,936	$13.80	$707

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid during the vesting period. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued.  The Company expenses the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $425 thousand, $913 thousand and $227 thousand for each of the three years ended December 31, 2009, 2008 and 2007, respectively. The Company had 70,936 shares of restricted stock awarded and nonvested at December 31, 2009 with total unrecognized compensation expense of $646 thousand, which will be recognized over a weighted-average period of approximately 2.2 years.

Note 14.  Employee Benefit Plans

The Company and its banking subsidiary maintain several tax qualified and non-qualified employee benefit plans for employees, which are described below.

The Company has a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974 “ERISA”.  The amount of benefits payable under the plan is determined by an employee's period of credited service. The amount of normal retirement benefit will be determined based on a Pension Equity Credit formula. The employee receives credits based on their age and years of service. The plan provides for early retirement for participants with five years of service and the attainment of age 55. A participant who terminates employment with 2 or more years of service will be entitled to a benefit. The benefits are payable in single or joint/survivor annuities as well as a lump sum payment upon retirement or separation of service. The Company froze participation in this plan during 2002, and has approximately one hundred ten participants remaining in the plan.  Additionally, the Company froze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees ceased. All retirement benefits earned in the pension plan as of December 31, 2008 have been preserved and all participants are fully vested in their benefit.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)
All amounts related to the pension plan are included in the other asset line item on the balance sheet.

Prior to the merger and subsequent formation of the Company, FNB maintained a nonqualified post retirement benefit plan that contributed to the medical benefits of legacy FNB employees who retired prior to December 31, 2008.  The Company froze participation in this plan during 2008 to include only participants that retired on or prior to December 31, 2008.  These remaining participants are fully vested in their benefits.  The accrual of future benefits for previously eligible participants ceased at this time and a gain of $1.3 million was recognized in conjunction with the curtailment of this plan during the year ended December 31, 2008.  As of December 31, 2009 the remaining benefit obligation associated with this plan was $699 thousand.

Utilizing a measurement date of December 31, 2009 and 2008 for the 2009 and 2008 plan years, respectively, information about the pension plan follows:
	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning	$3,355	$4,296
Service cost	-	180
Interest cost	214	326
Actuarial loss	518	21
Benefits paid	(409)	(566)
Curtailment gain	-	(902)
Benefit obligation, ending	$3,678	$3,355

Change in Plan Assets
Fair value of plan assets, beginning	$4,315	$4,535
Actual return (loss) on plan assets	161	(1,181)
Employer contributions	-	1,527
Benefits paid	(409)	(566)
Fair value of plan assets, ending	$4,067	$4,315

Funded status	$389	$960
Unrecognized net actuarial loss	2,013	1,416
Prepaid benefit cost included on balance sheet	$2,402	$2,376
Accumulated benefit obligation	$3,678	$3,355

	2009	2008
Amount Recognized in Consolidated Balance Sheets
Funded status asset	$389	$960
Deferred tax asset	705	495
Accumulated other comprehensive income, net	1,308	921
Net amount recognized	$2,402	$2,376

Information for pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$3,678	$3,355
Accumulated benefit obligation	$3,678	$3,355
Fair value of plan assets	$4,067	$4,315

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Components of Net Periodic Benefit Cost	2009	2008	2007
Service cost	$-	$180	$173
Interest cost	214	326	266
Expected return on plan assets	(346)	(451)	(292)
Amortization of prior service cost	-	40	32
Recognized net actuarial loss	107	28	40
Amount recognized due to curtailment	-	(66)	-
Net periodic benefit (benefit) cost	$(25)	$57	$219

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
	2009	2008
Net actuarial loss	$457	$1,074
Amortization of net gain	(70)	(18)
Amortization of prior benefit	-	(26)
Gain due to curtailment	-	(586)
Prior service cost	-	43
Accumulated other comprehensive income	$387	$487
Weighted-Average Assumptions for Benefit Obligation as of December 31,
	2009	2008
Discount Rate	5.50%	6.25%
Expected Return on Plan Assets	4.00%	8.50%
Rate of Compensation Increase	N/A	4.00%

The Company selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

The pension plan’s weighted average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	Plan Assets
Asset Category	2009	2008
Money Markets and Equivalents	100%	56%
Equity Securities	-%	39%
Debt Securities	-%	5%
Total	100%	100%

Historically, the long-term investment policy and strategies for the pension plan assets were best described as a capital growth and with current cash income strategy. The target allocation for equities was 75% of the total portfolio through the use of large and mid capitalization companies. The remaining asset allocation was to fixed income investments and money market funds. The portfolio was diversified by limiting the holding in any one equity issue to no more than 5% of total equities and one industry to no more than 25%. Asset allocations at December 31, 2009 and 2008 are materially different than that of the historical long-term investment strategy due to the current challenging economic conditions and the cessation of the accrual of plan benefits, which included moving all investments to cash equivalents in late 2009.  All fixed income investments are rated as investment grade with the majority of the assets in corporate issues. The assets are managed by the Bank subsidiary’s Wealth Management Division. The portfolio does not include any position in StellarOne Corporation.  All categories of assets in the Company’s pension plan at December 31, 2009 and 2008 were categorized as Level 1 when considering the valuation inputs within the fair value hierarchy established by FASB ASC Topic 820 (see Note 21 – Fair Value of Financial Instruments and Interest Rate Risk) utilized to measure fair value.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The Company does not anticipate making any contributions to the plan during 2010.

Estimated future benefit payments as appropriate, are as follows:

2010	$335
2011	198
2012	220
2013	305
2014	283
2015-2019	1,792
$3,133

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income as components of net periodic pension cost for fiscal year ended December 31, 2010 are $145 thousand and none, respectively.

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

During 2009 the Company had a 401 (k) Savings Plan eligible to legacy VFG employees with matching contributions equal to 100% of the first 4% of salary reduction contributions made by the employee. During 2008 and 2007 the contribution methodology was equal to 100% of the first 3% and 50% of the next 2% of salary reduction contributions made by the employee. The Company contributed a matching contribution of $630 thousand, $571 thousand, and $591 thousand for the three years ended December 31, 2009, respectively. In addition to matching contributions, the Company also makes an annual discretionary contribution.  Annual discretionary contributions were $795 thousand, $588 thousand and $634 thousand for the three years ended December 31, 2009, respectively.

Additionally, during 2009 the Company had a 401(k) Savings Plan eligible to legacy FNB employees with matching contributions equal to 100% of the first 4% of salary reduction contributions made by the employee. During 2008 and 2007 the contribution methodology was equal to 200% of the first 1% and 100% of the next 2% of salary reduction contributions made by the employee. The Company contributed a matching contribution of $579 and $557 thousand for the years ended December 31, 2009 and 2008, respectively. Effective January 1, 2009 the FNB legacy 401(k) plan was amended to add a discretionary contribution provision similar to that in the Company plan referenced above.  For the year ended December 31, 2009, the company made a discretionary contribution to the plan in the amount of $694 thousand.

During 2010 the Company intends to combine the legacy 401(k) plans into a single plan for all eligible StellarOne employees.  Participation in the plan is eligible to all full-time employees with matching contributions equal to 100% of the first 4% of salary reduction contributions made by the employee.

Deferred Compensation Plan

The Company also has a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control.  The Board may make contributions at its discretion.  The balance in this plan is recorded in both other assets and other liabilities on the Company’s consolidated balance sheet.  The deferred compensation charged to expense totaled $56 thousand, $59 thousand, and $51 thousand for the three years ended December 31, 2009, respectively.

ESOP Plan

Prior to the merger and subsequent formation of the Company, FNB maintained an employee stock ownership plan for the benefit of certain employees the “FNB Corporation Employee Stock Ownership Plan and Trust”.  The plan was for the benefit of and covered all full-time employees and certain part-time employees following the completion of one year of service, the attainment of age 21 and meeting a predetermined minimum yearly hour requirement.  On February 28, 2008 the Company became the Plan Sponsor as a result of the merger.  The ESOP invests substantially in the Company’s stock.  The amount of shares allocated to each participant under the ESOP is based on a combination of the employee’s annual compensation and years of service.  As of December 31, 2009 587,033 shares were held by the ESOP with no shares being unearned or unreleased.  Compensation expense related to the ESOP totaled $544 thousand for the year ended December 31, 2008 with none being recognized for the year ended December 31, 2009.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

For purposes of EPS computations, ESOP shares are treated as outstanding if they have been allocated to participants, released, or committed to be released. Forfeited shares are used to restore forfeited amounts, correct errors and pay for Plan and Trust administrative expenses. Effective January 1, 2008 participation in the plan was limited to those who were qualified employees as of December 31, 2007.  Beginning on January 1, 2009 contributions to the plan ceased and no further contributions shall be made to the Plan for plan years subsequent to the 2008 plan year.  Due to the discontinuance of contributions to the Plan all shares became fully vested effective January 1, 2009.

Note 15.  Income Taxes

The components of the net deferred tax asset (liability), included in the Consolidated Balance Sheets, are as follows:
	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$14,060	$10,662
Nonaccrual loan interest	620	469
Deferred compensation and personnel liabilities	1,409	1,296
Pension liability	677	468
Accrued stock compensation	515	545
	17,281	13,440

Deferred tax liabilities:
Merger related fair value adjustments	7,257	7,233
Accrued pension asset	838	830
Securities available for sale	2,731	940
Premises and equipment	933	1,123
Deferred gain on property exchange "like kind"	404	404
Goodwill	2,026	1,702
Core deposit intangible	1,878	2,333
Other	332	99
	16,399	14,664

Net deferred tax asset (liability)	$882	$(1,224)

Income tax expense charged to operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
Current tax (benefit) expense	$(4,399)	$1,121	$6,120
Deferred tax (benefit) expense	(3,195)	2,527	733
	$(7,594)	$3,648	$6,853

Income tax (benefit) expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax (benefit) expense	$(5,643)	-35.0%	$4,571	35.0%	$8,349	35.0%
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,354)	-9.1%	(1,238)	-9.5%	(1,217)	-5.1%
Earnings on cash surrender value, BOLI	(471)	-2.7%	(403)	-3.1%	(177)	-0.7%
Nondeductible merger expenses	-	-	412	3.2%	55	0.2%
Other	(126)	-0.3%	306	2.3%	(157)	-0.5%
	$(7,594)	-47.1%	$3,648	27.9%	$6,853	28.7%

The Company and its subsidiaries are subject to U.S. federal income tax as well as to Virginia bank franchise taxes.  The Company has concluded all U.S. federal income tax matters for years through 2004, including acquisitions.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 16.  Related Party Transactions

In the ordinary course of business, the Bank grants loans to principal officers, directors and subsidiaries of the Company.

Aggregate loan transactions with related parties were as follows:

	2009	2008

Beginning balance	$15,001	$13,288
New loans	9,904	18,955
Repayments	(11,640)	(17,242)
Ending balance	$13,265	$15,001

Total related party deposits held at the Company’s banking subsidiary were $6.0 million and $9.4 million at December 31, 2009 and 2008, respectively.

Note 17.  (Loss) Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on (loss) income available to common stockholders.

(Dollars in thousands, except per share information)	2009	2008	2007
(Loss) earnings per common share
Net (loss) income	$(8,530)	$9,411	$17,002
Preferred stock dividends and accretion	(1,834)	(53)	-
Net (loss) income available to common shareholders	(10,364)	9,358	17,002
Weighted average common shares issued and outstanding	22,644,931	20,725,650	10,793,177
(Loss) earnings per common share	$(0.46)	$0.45	$1.58

Diluted (loss) earnings per common share
Net (loss) income available to common shareholders	$(10,364)	$9,358	$17,002
Weighted average common shares issued and outstanding	22,644,931	20,725,650	10,793,177
Restricted stock	-	19,380	4,489
Stock options	-	49,097	19,461
Total diluted weighted average common shares issued and outstanding	22,644,931	20,794,127	10,817,127
Diluted (loss) earnings per common share	$(0.46)	$0.45	$1.57

Due to the loss available to common shareholders during the year ended December 31, 2009 all unvested restricted stock and stock options would have been anti-dilutive and were not included in the calculation for 2009.  Stock options and restricted stock representing 349,559 and 196,289 shares at December 31, 2008 and 2007, respectively, were not included in the calculation of earnings per common share as their effect would have been anti-dilutive.  Additionally, in the at both December 31, 2009 and 2008 outstanding warrants to purchase 302,623 shares of common stock associated with the U.S. Treasury Capital Purchase Program, were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations.

Note 18.  Commitments and Contingent Liabilities

The Company has noncancellable leases covering certain premises and equipment, primarily for facilities.

Total rent expense applicable to operating leases was $1.9 million, $1.7 million and $764 thousand for 2009, 2008 and 2007, respectively, and was included in occupancy expense.

The following is a schedule by year of future minimum lease requirements required under the long-term noncancellable lease agreements:

2010	$1,691
2011	1,580
2012	1,371
2013	1,273
2014	853
Thereafter	3,015
Total	$9,783

There are no material proceedings to which the Company or our subsidiary are a party or by which, to the Company’s knowledge, we, or our subsidiary, are threatened.  All legal proceedings presently pending or threatened against the Company or our subsidiary involve routine litigation incidental to the business of the Company or the subsidiary involved and are not material in respect to the amount in controversy.

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

Note 19.  Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the subsidiary bank to the Company. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  During 2009, the banking subsidiary paid $5.5 million in dividends to the Company.  As of January 1, 2010, the aggregate amount of additional unrestricted funds, which could be transferred from the bank subsidiary to the Company without prior regulatory approval totaled $2.9 million or 0.7% of consolidated net assets.  Loans and advances are limited to 10% of the Banks’ common stock and capital surplus.  As of December 31, 2009, funds available for loans or advances by the Bank to the Company, which is limited by the amount of collateral the Company has available to pledge, were approximately $14.6 million.  In addition, dividends paid by the subsidiary bank to the Company would also be prohibited if the effect thereof would cause the subsidiary bank’s capital to be reduced below applicable minimum capital requirements.

Note 20.  Financial Instruments with Off-Balance-Sheet Risk

The Corporation, through its banking subsidiary, is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.  The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2009 and 2008 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008

Commitments to extend credit	$511,589	$543,460

Standby letters of credit	52,870	48,260

Mortgage loans sold with potential recourse	302,006	137,262

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

The Corporation, through its banking subsidiary, originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions.  In 2009, the Corporation originated $578 million and sold $557 million to investors, compared to $112 million originated and $119 million sold in 2008.  Most contracts with investors contain certain recourse language which may vary from 90 days up to twelve months.  The Corporation may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term.  Mortgages subject to recourse are collateralized by single family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.  At December 31, 2009, the Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $42 million and loans held for sale of $44 million.  The Corporation has entered into commitments, on a best-effort basis to sell loans of approximately $86 million.  Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Corporation does not expect any counterparty to fail to meet its obligations.

The Corporation maintains cash accounts in other commercial banks.  The amount on deposit at December 31, 2009 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $132 thousand.

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized below (In thousands).

		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale	$378,514	$21,682	$356,832	$-
Total assets at fair value	$378,514	$21,682	$356,832	$-

Other liabilities (1)	$2,882	$2,882	$-	$-
Total liabilities at fair value	$2,882	$2,882	$-	$-
(1) Includes liabilities associated with deferred compensation plans.

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2009 are included in the table below (In thousands).

	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$65,672	$-	$22,182	$43,490
Loans held for sale - mortgage	44,165	-	44,165	-
Loans held for sale - other assets	936	-	-	936
Foreclosed assets	4,505	-	-	4,505
Total assets at fair value	$115,278	$-	$66,347	$48,931

Total liabilities at fair value	$-	$-	$-	$-

The Company had no recurring level 3 assets or liabilities at any time during 2009.

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

Loans
For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values.  The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.  An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

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

Subordinated Debt
The values of the Company’s subordinated debt is variable rate instruments that reprice on a quarterly basis, therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

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

At December 31, 2009, and 2008, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Company's financial instruments are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$152,926	$152,926	$115,529	$115,529
Investment securities	378,961	378,964	328,093	328,096
Mortgage loans held for sale	44,165	44,165	15,847	15,847
Loans, net	2,146,335	1,917,338	2,234,122	2,248,579
Accrued interest receivable	9,459	9,459	10,230	10,230

Financial liabilities:
Deposits	$2,436,120	$2,446,354	$2,323,108	$2,340,791
Federal funds purchased and securities sold under agreements to repurchase	783	783	699	699
Federal Home Loan Bank advances	130,000	134,321	187,700	195,955
Subordinated debt	32,991	32,807	32,991	33,086
Accrued interest payable	3,626	3,626	5,476	5,476

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 22.  Regulatory Matters

The Company (on a consolidated basis) and the subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2009 and 2008, the Company and the subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the institution’s category.

					Minimum To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$361,148	14.46%	$199,766	8.00%	N/A	N/A
StellarOne Bank	$310,595	12.52%	$198,402	8.00%	$248,003	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$329,824	13.21%	$99,883	4.00%	N/A	N/A
StellarOne Bank	$279,481	11.27%	$99,201	4.00%	$148,802	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$329,824	11.34%	$116,348	4.00%	N/A	N/A
StellarOne Bank	$279,481	9.67%	$115,590	4.00%	$144,488	5.00%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$374,976	15.37%	$195,224	8.00%	N/A	N/A
StellarOne Bank	$321,089	13.29%	$193,280	8.00%	$241,600	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$344,802	14.13%	$97,612	4.00%	N/A	N/A
StellarOne Bank	$290,886	12.04%	$96,640	4.00%	$144,960	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$344,802	12.00%	$114,976	4.00%	N/A	N/A
StellarOne Bank	$290,886	10.19%	$114,149	4.00%	$142,686	5.00%

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands)

Note 23.  Parent Company Only Financial Statements

STELLARONE CORPORATION
(Parent Company Only)

Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$32,362	$33,338
Securities available for sale	608	1,352
Investment in subsidiaries	405,683	414,492
Premises and equipment, net	6,685	7,063
Bank owned life insurance	4,298	4,103
Deferred income tax asset	653	578
Other assets	7,571	11,025
Total assets	$457,860	$471,951

Liabilities
Subordinated debt	$32,991	$32,991
Other liabilities	4,084	5,404
Total liabilities	37,075	38,395

Stockholders' Equity
Preferred stock	28,398	28,121
Common stock	22,661	22,605
Additional paid-in capital	268,965	268,293
Retained earnings	96,947	113,661
Accumulated other comprehensive income, net	3,814	876
Total stockholders' equity	420,785	433,556

Total liabilities and stockholders' equity	$457,860	$471,951

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands)

STELLARONE CORPORATION
(Parent Company Only)

Statements of Income
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income
Dividends from subsidiaries	$5,500	$18,000	$13,950
Interest on investments
Taxable	38	966	2,869
Nontaxable	-	169	334
Dividends	5	24	45
Management fee income	26,729	26,030	14,168
Gains (losses) on sale of fixed assets	9	(22)	(78)
(Losses) gains on sale of securities	-	185	67
Impairments of equity securities available for sale	(2,320)	-	-
Miscellaneous income	645	352	469
Total income	30,606	45,704	31,824

Expenses
Compensation and employee benefits	16,251	18,370	9,655
Supplies and equipment	3,899	3,085	1,573
Professional fees	2,316	1,342	658
Director fees	220	352	263
Interest	1,257	2,595	4,824
Other operating expenses	5,771	7,715	2,581
Total expenses	29,714	33,459	19,554

Income before income tax benefit and undistributed equity in subsidiary	892	12,245	12,270

Income tax benefit	1,689	1,141	711

Income before undistributed equity in subsidiary	2,581	13,386	12,981

Undistributed equity in subsidiary	(11,111)	(3,975)	4,021

Net (loss) income	$(8,530)	$9,411	$17,002

Basic net (loss) income per common share available to common shareholders	$(0.46)	$0.45	$1.58

Diluted net (loss) income per common share available to common shareholders	$(0.46)	$0.45	$1.57

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands)

STELLARONE CORPORATION
(Parent Company Only)

Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net (loss) income	$(8,530)	$9,411	$17,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,809	1,622	876
Deferred tax (benefit) expense	(417)	49	(52)
Employee benefit plan (benefit) expense	(19)	14	54
Stock-based compensation expense	484	1,381	499
(Gains) losses on sale of premises and equipment	(9)	22	78
Gain on sales of securities available for sale	-	(185)	(67)
Impairments of equity securities available for sale	2,320	-	-
Amortization of security premiums and accretion of discounts, net	33	1	(111)
Equity in undistributed income of subsidiary(ies)	11,111	3,975	(4,021)
Income on bank owned life insurance	(195)	(192)	(181)
Decrease (increase) in taxes receivable	-	481	(170)
Decrease (increase) in accrued interest receivable	-	552	(19)
Decrease (increase) in other assets	1,999	556	(1,586)
Decrease in other liabilities	(1,320)	(2,273)	(905)
Net cash provided by operating activities	7,266	15,414	11,397

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	-	185	-
Proceeds from maturities and principal payments of securities available for sale	-	54,286	38,818
Purchase of securities available for sale	(2)	(4)	(53,439)
Purchase of premises and equipment	(1,476)	(1,897)	(1,788)
Proceeds from sale of premises and equipment	21	43	1
Proceeds from the sale of investment	631	-	-
Cash acquired in merger	-	5,615	-
Net cash (used) provided by investing activities	(826)	58,228	(16,408)

Cash Flows from Financing Activities
Net (decrease) increase in commercial paper	-	(68,745)	10,113
Proceeds from issuance of preferred stock	-	30,000	-
Proceeds from exercise of stock options	351	339	31
Payment of preferred stock issuance costs	(57)	-	-
Cash dividends paid	(7,710)	(12,614)	(6,917)
Net cash (used) provided by financing activities	(7,416)	(51,020)	3,227
(Decrease) increase in cash and cash equivalents	(976)	22,622	(1,784)

Cash and Cash Equivalents
Beginning	33,338	10,716	12,500
Ending	$32,362	$33,338	$10,716

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands)

Note 24.  Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2009 and 2008 are summarized below:

	2009
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Interest income	$35,979	$35,191	$34,433	$34,106
Interest expense	13,580	13,259	12,473	11,200
Net interest income	22,399	21,932	21,960	22,906
Provision for loan losses	7,750	6,500	20,050	3,500
Total net interest income after provision	14,649	15,432	1,910	19,406
Non interest income	7,129	7,814	5,900	5,540
Non interest expense	22,224	24,057	22,748	24,875
(Loss) income before income taxes	(446)	(811)	(14,938)	71
Provision for income (benefit) taxes	(592)	(485)	(6,043)	(474)
Net income (loss)	$146	$(326)	$(8,895)	$545
Preferred stock dividends	(370)	(374)	(378)	(378)
Accretion of preferred stock discount	(74)	(85)	(86)	(88)
Net (loss) income available to common shareholders	$(298)	$(785)	$(9,359)	$79
Net loss per share
basic	$(0.01)	$(0.03)	$(0.42)	$-
diluted	$(0.01)	$(0.03)	$(0.42)	$-

	2008
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Interest income	$30,628	$44,052	$41,938	$39,618
Interest expense	13,113	14,719	15,120	14,869
Net interest income	17,515	29,333	26,818	24,749
Provision for loan losses	953	2,835	6,000	11,000
Total net interest income after provision	16,562	26,498	20,818	13,749
Non interest income	5,165	7,647	5,084	6,396
Non interest expense	19,038	24,609	23,159	22,054
Income (loss) before income taxes	2,689	9,536	2,743	(1,909)
Provision for income taxes (benefit)	602	3,396	714	(1,064)
Net income (loss)	$2,087	$6,140	$2,029	$(845)
Preferred stock dividends	-	-	-	(53)
Net loss available to common shareholders	$2,087	$6,140	$2,029	$(898)
Net income (loss) per share
basic	$0.14	$0.27	$0.09	$(0.04)
diluted	$0.14	$0.27	$0.09	$(0.04)

Note 25.  Subsequent Event

On January 15, 2010, StellarOne Corporation’s subsidiary, StellarOne Bank, completed the sale of a financial service center located in Farmville, Virginia to The Farmers Bank of Appomattox, with principal offices located in Appomattox, Virginia.  The Farmers Bank of Appomattox assumed the deposits and fixed assets and paid the Company a premium on the outstanding deposits.  StellarOne Bank retained the outstanding loans while total deposits transferred to The Farmers Bank of Appomattox totaled approximately $15.0 million. Management anticipates recognizing a pre-tax gain of approximately $740 thousand in connection with this transaction.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2009 the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Grant Thornton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of
StellarOne Corporation and subsidiaries

We have audited StellarOne Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in *Internal Control—Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). StellarOne Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on StellarOne Corporation's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, StellarOne Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in *Internal Control—Integrated Framework* issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StellarOne Corporation and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Raleigh, North Carolina
March 10, 2010

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors of the Company is contained in the Company’s 2010 Proxy Statement under the caption, “Election of Directors”, and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2010 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  Information with respect to the Company’s Audit and Compliance Committee, its audit committee financial expert and executive officers are contained in the Company’s 2010 Proxy Statement under the caption “Corporate Governance and Other Matters,” and is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2010 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership of Directors and Executive Officers” in the 2010 Proxy Statement, and is incorporated herein by reference.  The information in the 2010 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2010 Proxy Statement, and is incorporated herein by reference.  Information on director independence is set forth under “Director Independence” section in the 2010 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2010 Proxy Statement, and is incorporated herein by reference.

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

3.1	Articles of Incorporation of StellarOne Corporation, as amended.

3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 28, 2008)

4.1	Warrant to Purchase up to 302,623 shares of Common Stock. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2008)

10.1
Employment Agreement between StellarOne Corporation and William P. Heath, Jr., dated August 28, 2007.  (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 4, 2007)

10.2	Employment Agreement between StellarOne Corporation and O. R. Barham, Jr., dated August 28, 2007. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 4, 2007)

10.3	Employment Agreement between StellarOne Corporation and Litz H. Van Dyke, dated August 28, 2007. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 4, 2007)

10.4	Employment Agreement between StellarOne Corporation and Jeffrey W. Farrar, dated August 28, 2007. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 4, 2007)

10.5	Employment Agreement between StellarOne Corporation and Gregory W. Feldmann, dated August 28, 2007. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 4, 2007)

10.7	StellarOne Corporation Stock Incentive Plan, dated January 18, 2002. (incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002)

10.8	Non-Qualified Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 15, 2005)

10.9	Non-Qualified Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 15, 2005)

10.1	StellarOne Corporation Executive Incentive Plan dated March 1, 2005. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 15, 2005)

10.11	Schedule of StellarOne Corporation Non-Employee Directors’ Annual Compensation. (incorporated by reference to the 2010 Proxy Statement)

10.12	Schedule of 2009 Base Salaries for Named Executive Officers of StellarOne Corporation. (incorporated by reference to the 2010 Proxy Statement)

10.13
Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.  (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2008)

11.0	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

21.0	Subsidiary of Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StellarOne Corporation	StellarOne Corporation
Charlottesville, Virginia	Charlottesville, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Principal Accounting Officer
Date: March 11, 2010	Date: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ Raymond D. Smoot, Jr.	Chairman of the Board of Directors	March 11, 2010
Raymond D. Smoot, Jr.

/s/ O.R. Barham, Jr.	President and Chief Executive Officer	March 11, 2010
O.R. Barham, Jr.

/s/ Jeffrey W. Farrar	Executive Vice President and Principal Accounting Officer	March 11, 2010
Jeffrey W. Farrar

/s/ Lee S. Baker	Director	March 11, 2010
Lee S. Baker

/s/ H.C. Stuart Cochran	Director	March 11, 2010
H.C. Stuart Cochran

/s/ Glen C. Combs	Director	March 11, 2010
Glen C. Combs

/s/ Beverly E. Dalton	Director	March 11, 2010
Beverly E. Dalton

/s/ Gregory L. Fisher	Director	March 11, 2010
Gregory L. Fisher

/s/ Christopher M. Hallberg	Director	March 11, 2010
Christopher M. Hallberg

/s/ F. Courtney Hoge	Director	March 11, 2010
F. Courtney Hoge

/s/ Jan S. Hoover	Director	March 11, 2010
Jan S. Hoover

/s/ Steven D. Irvin	Director	March 11, 2010
Steven D. Irvin

/s/ P. William Moore, Jr.	Director	March 11, 2010
P. William Moore, Jr.

/s/ Alan W. Myers	Director	March 11, 2010
Alan W. Myers

/s/ Harold K. Neal	Director	March 11, 2010
Harold K. Neal

/s/ H. Wayne Parrish	Director	March 11, 2010
H. Wayne Parrish

/s/ Charles W. Steger	Director	March 11, 2010
Charles W. Steger

/s/ Joe J. Thompson	Director	March 11, 2010
Joe J. Thompson

/s/ Keith L. Wampler	Director	March 11, 2010
Keith L. Wampler

/s/ Jon T. Wyatt	Director	March 11, 2010
Jon T. Wyatt