Form 10-Q
period 2010-03-31
StellarOne CORP
filed 2010-05-10
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010

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

As of May 4, 2010 there were 22,838,328 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	MARCH 31,	DECEMBER 31,
	2010	2009
	(unaudited)
Assets
Cash and due from banks	$38,710	$52,120
Federal funds sold	59,643	44,244
Interest-bearing deposits in banks	67,067	56,562
Cash and cash equivalents	165,420	152,926
Investment securities (fair value: 2010, $380,269; 2009, $378,964)	380,268	378,961
Mortgage loans held for sale	29,355	44,165
Loans receivable, net of allowance for loan losses, 2010, $40,644; 2009, $40,172	2,121,351	2,146,335
Premises and equipment, net	81,242	83,546
Accrued interest receivable	9,857	9,459
Deferred income tax asset	1,068	882
Core deposit intangibles, net	7,900	8,408
Goodwill	113,652	113,652
Bank owned life insurance	30,519	30,196
Foreclosed assets	2,267	4,505
Other assets	59,718	60,066
Total assets	$3,002,617	$3,033,101

Liabilities
Deposits:
Noninterest-bearing	$298,682	$302,009
Interest-bearing	2,110,406	2,134,111
Total deposits	2,409,088	2,436,120
Short-term borrowings	952	783
Federal Home Loan Bank advances	125,000	130,000
Subordinated debt	32,991	32,991
Accrued interest payable	3,221	3,626
Other liabilities	8,873	8,796
Total liabilities	2,580,125	2,612,316

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 per share liquidation preference; 30,000 shares issued and outstanding;	28,486	28,398
Common stock; $1 par value; 35,000,000 shares authorized; 2010: 22,684,816 shares issued and outstanding; 2009: 22,661,125 shares issued and outstanding	22,685	22,661
Additional paid-in capital	269,241	268,965
Retained earnings	97,431	96,947
Accumulated other comprehensive income, net	4,649	3,814
Total stockholders' equity	422,492	420,785
Total liabilities and stockholders' equity	$3,002,617	$3,033,101

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
	(unaudited)	(unaudited)
Interest and Dividend Income
Loans, including fees	$29,086	$32,492
Federal funds sold and deposits in other banks	61	33
Investment securities:
Taxable	2,258	2,572
Tax-exempt	1,047	848
Dividends	29	33
Total interest income	32,481	35,978

Interest Expense
Deposits	8,609	11,651
Federal funds repurchased and securities sold under agreements to repurchase	6	3
Federal Home Loan Bank advances	1,110	1,569
Subordinated debt	257	357
Total interest expense	9,982	13,580
Net interest income	22,499	22,398
Provision for loan losses	6,700	7,750
Net interest income after provision for loan losses	15,799	14,648

Noninterest Income
Retail banking fees	3,920	3,711
Commissions and fees from fiduciary activities	834	758
Brokerage fee income	359	253
Mortgage banking-related fees	1,963	1,424
Gain on sale of financial center	748	-
Gains on sale of premises and equipment	27	199
Gains on sale of securities available for sale	302	2
Losses on sale of foreclosed assets	(364)	(265)
Income from bank owned life insurance	324	304
Other operating income	701	744
Total noninterest income	8,814	7,130
Noninterest Expense
Compensation and employee benefits	11,310	10,526
Net occupancy	2,179	2,091
Supplies and equipment	2,178	1,962
Amortization of intangible assets	413	438
Marketing	153	240
State franchise taxes	554	596
FDIC insurance	1,109	1,105
Data processing	543	1,036
Professional fees	675	504
Telecommunications	425	467
Other operating expenses	3,008	3,259
Total noninterest expense	22,547	22,224

Income (loss) before income taxes	2,066	(446)
Income tax expense (benefit)	212	(592)
Net income	$1,854	$146
Dividends and accretion on preferred stock	(458)	(444)
Net income (loss) available to common shareholders	$1,396	$(298)

Basic net income (loss) per common share available to common shareholders	$0.06	$(0.01)
Diluted net income (loss) per common share available to common shareholders	$0.06	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except per share data)
(unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Income	Total

Balance, January 1, 2009	$28,121	$22,605	$268,293	$113,661	$876		$433,556
Comprehensive income:
Net income	-	-	-	146	-	$146	146
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $612)	-	-	-	-	-	1,135	-
Reclassification adjustment (net of tax, $1)	-	-	-	-	-	1	-
Other comprehensive income	-	-	-	-	1,136	1,136	1,136
Total comprehensive income	-	-	-	-	-	$1,282	-
Cash dividends paid or accrued:
Common ($0.16 per share)	-	-	-	(3,625)	-		(3,625)
Preferred cumulative 5%	-	-	-	(370)	-		(370)
Accretion on preferred stock discount	74	-	-	(74)	-		-
Preferred stock issuance costs	(56)	-	-	-	-		(56)
Stock-based compensation expense (1,074 shares)	-	1	70	-	-		71
Exercise of stock options (24,499 shares)	-	25	214	-	-		239
Balance, March 31, 2009	$28,139	$22,631	$268,577	$109,738	$2,012		$431,097

Balance, January 1, 2010	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	-	-	-	1,854	-	$1,854	1,854
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $409)	-	-	-	-	-	761	-
Reclassification adjustment (net of tax of $106)	-	-	-	-	-	196	-
Change in post retirement liability (net of tax, $66)	-	-	-	-	-	(122)	-
Other comprehensive income	-	-	-	-	835	835	835
Total comprehensive loss	-	-	-	-	-	$2,689	-
Cash dividends paid or accrued:
Common ($0.04 per share)	-	-	-	(912)	-		(912)
Preferred cumulative 5%	-	-	-	(370)	-		(370)
Accretion on preferred stock discount	88	-	-	(88)	-		-
Stock-based compensation expense (7,385 shares)	-	7	129	-	-		136
Exercise of stock options (16,306 shares)	-	17	147	-	-		164
Balance, March 31, 2010	$28,486	$22,685	$269,241	$97,431	$4,649		$422,492

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$1,854	$146
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,637	1,598
Amortization of intangible assets	413	438
Provision for loan losses	6,700	7,750
Deferred tax benefit	(329)	(1,451)
Stock-based compensation expense	152	72
Losses / impairments on foreclosed assets	364	265
Gain on sale of financial center	(748)	-
Gains on sale of premises and equipment	(27)	(199)
Gains on sale of securities available for sale	(302)	(2)
Mortgage banking-related fees	(1,963)	(1,424)
Proceeds from sale of mortgage loans	121,047	105,602
Origination of mortgage loans for sale	(104,273)	(126,506)
Amortization of securities premiums and accretion of discounts, net	341	(680)
Income on bank owned life insurance	(324)	(304)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(398)	135
(Increase) decrease in other assets	(120)	438
Decrease in accrued interest payable	(379)	(356)
Decrease in other liabilities	(104)	(1,450)
Net cash provided (used) by operating activities	$23,541	$(15,928)

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$17,431	$22,481
Proceeds from sales and calls of securities available for sale	20,072	5,762
Purchase of securities available for sale	(37,323)	(23,264)
Net decrease (increase) in loans	17,550	(2,481)
Proceeds from sale of premises and equipment	19	641
Purchase of premises and equipment	(361)	(796)
Proceeds from sale of foreclosed assets	2,885	754
Cash paid in sale of financial center, net	(13,349)	-
Net cash provided by investing activities	$6,924	$3,097

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$21,839	$51,402
Net (decrease) increase in certificates of deposit	(33,856)	11,948
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	169	(222)
Principal payments on Federal Home Loan Bank advances	(5,000)	(17,617)
Proceeds from exercise of stock options	164	238
Payment of preferred stock issuance costs	-	(56)
Cash dividends paid	(1,287)	(3,858)
Net cash (used) provided by financing activities	$(17,971)	$41,835

Increase in cash and cash equivalents	$12,494	$29,004

Cash and Cash Equivalents
Beginning	152,926	115,529
Ending	$165,420	$144,533

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$868	$598

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three month period ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

A value of $1.9 million was assigned to the common stock warrants based on their relative fair value.  Accordingly, $28.1 million has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $30 million over a five year period from the issuance date.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and estimated fair value of securities with gross unrealized gains and losses is presented below (In thousands).

	March 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Securities Held to Maturity:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
State and municipal	$425	$1	$-	$426	$426	$2	$-	$428
Agency mortgage backed securities	1	-	-	1	21	1	-	22
Total	$426	$1	$-	$427	$447	$3	$-	$450

Securities Available for Sale:
U. S. Treasuries	$20,110	$40	$-	$20,150	$20,168	$35	$-	$20,203
U. S. Government agencies	76,472	903	(120)	77,255	62,612	823	(20)	63,415
State and municipals	105,518	4,181	(121)	109,578	109,431	3,921	(168)	113,184
Corporate bonds	6,552	433	-	6,985	6,560	374	-	6,934
Collateralized mortgage obligations	16,595	114	(201)	16,508	13,172	117	(263)	13,026
Agency mortgage backed securities	143,105	3,938	(298)	146,745	156,588	3,862	(863)	159,587
Certificates of deposit	694	-	-	694	685	-	-	685
Equity securities	1,512	432	(28)	1,916	1,484	7	(22)	1,469
Other	11	-	-	11	11	-	-	11
Total	$370,569	$10,041	$(768)	$379,842	$370,711	$9,139	$(1,336)	$378,514

The book value of securities pledged to secure deposits and for other purposes amounted to $153.8 million and $155.4 million at March 31, 2010 and December 31, 2009, respectively.

Sales of securities available for sale were as follows (In thousands):

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Proceeds from sales/calls	$20,072	$5,762
Gross realized gains	310	2
Gross realized losses	(8)	-

As of March 31, 2010, securities with unrealized losses segregated by length of impairment were as follows (In thousands):

	Less than 12 months		12 months or more		Total
Description of Securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U. S. Government Agencies	$26,493	$120	$-	$-	$26,493	$120
Agency mortgage backed securities	44,696	298	-	-	44,696	298
State and municipals	4,895	54	2,644	68	7,539	122
Collateralized mortgage obligations	5,193	30	2,487	170	7,680	200
Subtotal debt securities	81,277	502	5,131	238	86,408	740
Equity securities	99	28	-	-	99	28
Total temporarily impaired securities	$81,376	$530	$5,131	$238	$86,507	$768

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

As of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost and estimated fair value of securities at March 31, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities are shown separately since they are not due at a single maturity date (In thousands).

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Due in one year or less	$425	$426	$41,489	$41,745
Due after one year through five years	-	-	101,771	104,402
Due after five years through ten years	1	1	71,869	74,309
Due after ten years	-	-	153,917	157,459
Equity securities	-	-	1,512	1,916
Other	-	-	11	11
Total	$426	$427	$370,569	$379,842

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans Receivable
The Company’s loan portfolio is composed of the following (In thousands):
	March 31,	December 31,
	2010	2009
	(unaudited)
Real estate loans:
Construction and land development	$285,442	$296,489
Secured by 1-4 family residential	784,586	785,385
Commercial and multifamily	838,902	845,561
Commercial, financial and agricultural loans	209,514	211,903
Consumer loans	35,439	39,173
All other loans	7,201	7,027
Total loans	2,161,084	2,185,538
Deferred loan costs	911	969
Allowance for loan losses	(40,644)	(40,172)
Net loans	$2,121,351	$2,146,335

5.	Allowance for Loan Losses
Activity in the allowance for loan losses is as follows (In thousands):
	March 31,	December 31,	March 31,
	2010	2009	2009
	(unaudited)		(unaudited)

Balance, beginning	$40,172	$30,464	$30,464
Provisions for loan losses	6,700	37,800	7,750
Loans charged off	(6,708)	(30,947)	(3,442)
Loan recoveries	480	2,855	547
Net loan charge-offs	(6,228)	(28,092)	(2,895)

Balance, ending	$40,644	$40,172	$35,319

Information about impaired loans as of the periods indicated is as follows (In thousands):
	March 31,	December 31,
	2010	2009
	(unaudited)

Impaired loans for which an allowance has been provided	$54,444	$45,895
Impaired loans for which an allowance has not been provided	9,829	19,777
Total impaired loans	$64,273	$65,672

Allowance provided for impaired loans, included in the allowance for loan losses	$7,955	$8,357

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.     Earnings (Loss) Per Share

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2010 and 2009.  Potential dilutive stock had no effect on income (loss) available to common stockholders for the three month period.

	March 31,
(In thousands, except per share amounts)	2010	2009
	(unaudited)	(unaudited)

Net income	$1,854	$146
Less:
Preferred stock dividends	(370)	(370)
Accretion of preferred stock discount	(88)	(74)
Net income (loss) available to common shareholders (numerator)	$1,396	$(298)

Earnings (loss) per common share
Weighted average common shares outstanding (denominator)	22,674,490	22,619,426
Earnings (loss) per common share	$0.06	$(0.01)

Diluted earnings (loss) per common share
Weighted average common shares issued and outstanding	22,674,490	22,619,426
Add:
Restricted stock	43,942	-
Incentive stock options	1,523	-
Stock options	9,711	-
Diluted weighted average common shares outstanding (denominator)	22,729,666	22,619,426
Diluted earnings (loss) per common share	$0.06	$(0.01)

Due to the loss available to common shareholders during the three month period in 2009 all unvested restricted stock and stock options would have been anti-dilutive and were not included in the three month calculation for 2009.  In 2010, stock options representing 504,834 shares were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.     Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $152 thousand and $72 thousand during the three months ended March 31, 2010 and 2009, respectively.

A summary of the stock option plan at March 31, 2010 and 2009 and changes during the periods ended on those dates are as follows:

	2010		2009
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	575,046	$18.93	614,198	$18.58
Granted	-	-	17,392	12.78
Forfeited	(317)	23.33	-	-
Expired	-	-	-	-
Exercised	(16,306)	9.73	(24,499)	9.73
Outstanding, March 31,	558,423	$19.20	607,091	$18.69

Exercisable, March 31,	462,391		473,798

The aggregate intrinsic value of the options outstanding as of March 31, 2010 was $343 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2010 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of March 31, 2010 was $335 thousand.  The weighted average remaining contractual life is 3.6 years for exercisable options at March 31, 2010.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested restricted shares outstanding as of March 31, 2010 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value

Nonvested at January 1, 2010	70,936	$13.80	$707
Granted	83,984	10.66
Vested & Exercised	(7,385)	14.08	$(78)
Forfeited	(540)	14.37
Nonvested at March 31, 2010	146,995	$11.99	$1,965

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2010 that will be recognized in future periods is as follows (in thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining nine months of 2010	$48	$318	$366
For year ended December 31, 2011	64	367	431
For year ended December 31, 2012	64	324	388
For year ended December 31, 2013	22	290	312
For year ended December 31, 2014	1	93	94
For year ended December 31, 2015	-	7	7
Total	$199	$1,399	$1,598

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. As such, the Company records the foreclosed asset as nonrecurring Level 3.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized below (In thousands).

		Fair Value Measurements at
		March 31, 2010
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale	$379,842	$22,077	$357,765	$-
Total assets at fair value	$379,842	$22,077	$357,765	$-

Other liabilities (1)	$2,890	$2,890	$-	$-
Total liabilities at fair value	$2,890	$2,890	$-	$-
(1) Includes liabilities associated with deferred compensation plans

		Fair Value Measurements at
		December 31, 2009
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale	$378,514	$21,682	$356,832	$-
Total assets at fair value	$378,514	$21,682	$356,832	$-

Other liabilities (1)	$2,882	$2,882	$-	$-
Total liabilities at fair value	$2,882	$2,882	$-	$-
(1) Includes liabilities associated with deferred compensation plans

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended March 31, 2010 was not significant and there were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2010.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market whose fair value was recognized to be below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2010 are included in the table below (In thousands).

		Fair Value Measurements at
		March 31, 2010
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$64,273	$-	$20,862	$43,411
Loans held for sale - mortgage	29,355	-	29,355	-
Loans held for sale - other assets	608	-	-	608
Foreclosed assets	2,267	-	-	2,267
Total assets at fair value	$96,503	$-	$50,217	$46,286

Total liabilities at fair value	$-	$-	$-	$-

		Fair Value Measurements at
		December 31, 2009
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$65,672	$-	$22,182	$43,490
Loans held for sale - mortgage	44,165	-	44,165	-
Loans held for sale - other assets	936	-	-	936
Foreclosed assets	4,505	-	-	4,505
Total assets at fair value	$115,278	$-	$66,347	$48,931

Total liabilities at fair value	$-	$-	$-	$-

The Company is required to disclose the estimated fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2009 Form 10-K.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s remaining financial instruments are set forth in the following table.  This information represents only a portion of the Company’s balance sheet and not the estimated value of the Company as a whole.  Non-financial instruments such as the value of the Company’s branches and core deposits, leasing operations and the future revenues from the Company’s customers are not reflected in this disclosure.  Therefore, use of this information to assess the value of the Company is limited.

	March 31, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$165,420	$165,420	$152,926	$152,926
Investment securities	380,268	380,269	378,961	378,964
Mortgage loans held for sale	29,355	29,355	44,165	44,165
Loans, net	2,121,351	1,915,540	2,146,335	1,917,338
Accrued interest receivable	9,857	9,857	9,459	9,459

Financial liabilities:
Deposits	$2,409,088	$2,417,298	$2,436,120	$2,446,354
Federal funds purchased and securities sold under agreements to repurchase	952	952	783	783
Federal Home Loan Bank advances	125,000	128,964	130,000	134,321
Subordinated debt	32,991	32,812	32,991	32,807
Accrued interest payable	3,221	3,221	3,626	3,626

9.	Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of March 31, 2010 and December 31, 2009, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

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

The FHLB of Atlanta announced that it would no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  The FHLB of Atlanta announced on March 25, 2010 that is has approved a dividend at the rate of 0.27% for the fourth quarter of 2009 and that it will not repurchase activity-based excess capital stock outstanding as of the end of the fourth quarter 2009.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2010.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	New Authoritative Accounting Guidance

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) entitled “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10.  This ASU requires new disclosures:  (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis.  In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements.  The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20).  These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

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

OVERVIEW

StellarOne Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. Currently, StellarOne is one of the largest independent commercial bank holding companies headquartered in the Commonwealth of Virginia. The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional affiliates of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The organization has a network of fifty-six full-service financial centers, one loan production office, and a suite of ATMs serving the New River Valley, Roanoke Valley, Shenandoah Valley and Central and North Central Virginia.

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

Based on management’s interpretations of related authoritative accounting guidance, management has determined that other-than-temporary impairment on equity securities exists and should be recorded if the fair value of an equity security represents (1) less than 70% of the book value of a security regardless of loss period or (2) if the loss period has been more than 18 months regardless of the fair value’s relationship to carrying value.  If either of these conditions do not exist, but management becomes aware of possible impairment outside of this scope, management will conduct additional research to determine if market price recoveries can reasonably be expected to occur within an acceptable forecast period.  For purposes of this analysis, a near term recovery period has been defined as 3-6 months.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There are a total of ten (10) securities that had unrealized losses for 12 months or more as of March 31, 2010 totaling $238 thousand.  StellarOne has the ability and intent to hold these securities for the time thought to be necessary to recover its cost, and does not consider them to be other-than-temporarily impaired at March 31, 2010.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that we would otherwise consider, the related loan is classified as a troubled debt restructuring “TDR”.  We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date is September 30. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  As of March 31, 2010, there were no significant changes in market conditions, or forecasted future income since September 30, 2009, the date of the most recent goodwill impairment evaluation.  The Company has noted improvement in earnings during the first quarter of 2009.  Additionally, the trading value of the stock in relation to both its book value and tangible book value has improved since the annual assessment.  Therefore no interim goodwill impairment test was performed, as there were no additional indicators of potential impairment present.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the Company may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.   The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  Amortization expense charged to operations was $413 thousand and $438 thousand for the three months ended March 31, 2010 and 2009, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of March 31, 2010.

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

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income excluding gains or losses on securities, fixed assets and foreclosed assets.  It also refers to the tangible common equity and Tier 1 common equity ratios which are used by management to assess the quality of capital and management believes that investors may find them useful in their analysis of the company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Additionally we refer and define noninterest income on an operating basis below in our discussions of operations.  These are non-GAAP financial measures that we believe provide investors with important information regarding our operational efficiency. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP.

Results of Operations

The Company’s first quarter 2010 earnings were $1.9 million and net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, of $1.4 million, or $0.06 net income per diluted common share. Those results compare to a net loss of $298 thousand, or $0.01 loss per diluted common share during the same quarter in the prior year, and net income to common shareholders of $80 thousand or $0.00 per diluted common share recognized for the fourth quarter of 2009. Lower losses on foreclosed assets, gains on sale of certain assets and reduced operating expenses all contributed to the improvement in earnings for the quarter on both a sequential basis and year-over-year comparisons.

Net Interest Income

Net interest income, on a tax-equivalent basis, amounted to $23.1 million for the first quarter of 2010, which compares to $23.5 for fourth quarter of 2009, and $23.0 million for the same period in prior year. The net interest margin was 3.52% for the first quarter, compared to 3.45% for the fourth quarter of 2009 and 3.49% for the first quarter of 2009. The average yield on earning assets decreased 5 basis points to 5.04% as compared to 5.09% for the fourth quarter of 2009, which was offset by improvement in the cost of interest bearing liabilities, which contracted 17 basis points from 1.95% during the fourth quarter of 2009 to 1.78% during the first quarter of this year. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during the first quarter as approximately $161.2 million or 16.5% of the CD portfolio re-priced.

Compared to the same period in prior year, the average yield on earning assets decreased 52 basis points, which was offset by improvement in the cost of interest bearing liabilities, which contracted 67 basis points, resulting in a net interest margin improvement of 3 basis points.  Average earning assets remained flat when compared to the same period in the prior year, while contracting on a sequential quarter basis, with average earnings assets of 2.67 billion at March 31, 2010 versus $2.71 billion for the quarter ended December 31, 2009. This sequential decrease was attributed to contraction in loans outstanding as management continues to reduce its exposure to construction lending, which is down $33.6 million or over 10% from the beginning of fourth quarter 2009.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended March 31,
	(unaudited)
	2010			2009
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,204,297	$29,137	5.36%	$2,284,456	$32,599	5.79%
Investment securities
Taxable	259,875	2,287	3.52%	229,147	2,605	4.61%
Tax exempt	105,681	1,611	6.10%	83,630	1,305	6.33%
Total investments	365,556	3,898	4.27%	312,777	3,910	5.07%

Interest bearing deposits	44,060	28	0.25%	49,792	23	0.19%
Federal funds sold	52,948	33	0.25%	17,307	9	0.21%
	462,564	3,959	3.43%	379,876	3,942	4.21%

Total earning assets	2,666,861	$33,096	5.04%	2,664,332	$36,541	5.56%

Total nonearning assets	332,122			326,659

Total assets	$2,998,983			$2,990,991

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$558,797	$1,332	0.97%	$516,475	$1,397	1.10%
Money market	392,243	1,294	1.34%	235,150	830	1.43%
Savings	200,064	450	0.91%	188,399	410	0.88%
Time deposits:
Less than $100,000	643,709	3,577	2.25%	762,657	6,060	3.22%
$100,000 and more	312,297	1,956	2.54%	324,093	2,954	3.70%
Total interest-bearing deposits	2,107,110	8,609	1.66%	2,026,774	11,651	2.33%

Federal funds purchased and securities sold under agreements to repurchase	861	6	2.79%	344	3	3.49%
Federal Home Loan Bank advances and other borrowings	127,167	1,110	3.49%	184,321	1,569	3.40%
Subordinated debt	32,991	257	3.12%	32,991	357	4.33%

	161,019	1,373	3.41%	217,656	1,929	3.54%

Total interest-bearing liabilities	2,268,129	9,982	1.78%	2,244,430	13,580	2.45%

Total noninterest-bearing liabilities	308,594			313,799

Total liabilities	2,576,723			2,558,229
Stockholders' equity	422,260			432,762

Total liabilities and stockholders' equity	$2,998,983			$2,990,991

Net interest income (tax equivalent)		$23,114			$22,961
Average interest rate spread			3.26%			3.11%
Interest expense as percentage of average earning assets			1.52%			2.07%
Net interest margin			3.52%			3.49%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of assets, total non-interest income amounted to $8.1 million for the first quarter of 2010, or flat on a sequential basis compared to the fourth quarter of 2009, and an increase of $938 thousand or 13.0% from $7.2 million for the same period in prior year. Mortgage banking revenue totaled $2.0 million for both the first quarter of 2010 and the fourth quarter of 2009 and is up $539 thousand or 37.9% when compared to the same quarter in 2009.  Retail banking fee income amounted to $3.9 million for the first quarter of 2010, an increase of $209 thousand or 5.6% when compared to $3.7 million for the same period in the prior year, and a decrease of $294 thousand or 7.0% compared to $4.2 million for the fourth quarter of the prior year. The decrease on a sequential quarter basis was a result of less NSF charge activity for the period, which was offset in part by smaller increases in debit card fee income and account service and analysis fees. Wealth management revenues from trust and brokerage fees for the first quarter of 2010 were $1.2 million or up $134 thousand or 12.7% when compared to $1.1 million realized during the fourth quarter of 2009 and up $182 thousand or 18.0% when compared to $1.0 million realized during the same quarter in 2009.  Additionally, noninterest income during the period was also positively impacted by a $748 thousand gain recognized on the sale of a financial services center located in Farmville, Virginia which consummated in January.  Total deposits of $15.0 million and $551 thousand in real and personal property were transferred in the sale.  No loans were transferred as part of this transaction.

Noninterest Expense

Non-interest expense for the first quarter amounted to $22.5 million, down $2.3 million or 9.4% when compared to the $24.9 million for the fourth quarter of 2009 and up $323 thousand or 1.5% when compared to the first quarter in 2009.  This sequential decrease was driven by reduced professional fees of $579 thousand associated with decreased credit workouts and consulting activities in the first quarter of 2010, and an $865 thousand decrease in salaries and benefits which is a product of reduced mortgage commission levels, severance and incentives.  Noninterest expense remained flat when comparing the first quarter of 2010 to the first quarter of 2009 as increased compensation and benefits were offset largely by a reduction in nonrecurring data processing expenses.  Improvement was also noted in other expenses as DDA charge-offs and appraisal expenses decreased on a sequential basis.  StellarOne’s efficiency ratio was 72.23% for the first quarter of 2010, compared to 73.70% for the first quarter of 2009 and 79.22% for the fourth quarter of 2009, reflecting the decrease in noninterest expense on a sequential basis and higher revenues and flat noninterest expense when compared to the same quarter in the prior year.

Income Taxes

Income tax expense for the first quarter of 2010 was $212 thousand resulting in an effective tax rate of 10.3% compared to an income tax benefit for the first quarter of 2009 of $592 thousand, or an effective rate of greater than 100%.  The volatility in the effective tax rate on a comparative basis is a result of elevated provisioning levels that has reduced pretax earnings to a near a breakeven level, which is proportionately much smaller in relation to our permanent tax differences. As pretax results approach the breakeven point substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Given the uncertainty surrounding the current economic environment, which is causing provisioning to be elevated on a historical basis and is driving the Company’s effective tax rate; the effective rate for the first quarter of 2010 is within the estimated range of probable rates expected for the annualized period.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

StellarOne’s ratio of non-performing assets as a percentage of total assets decreased to 2.07% as of March 31, 2010, compared to 2.18% as of December 31, 2009 and 2.34% as of March 31, 2009.  Much of this sequential decrease is due to management's approach in conjunction with writing down and liquidating foreclosed assets and loans repurchased from the secondary market that are being held for sale.  Annualized net charge-offs as a percentage of average loans receivable amounted to 1.13% for the first quarter of 2010, compared to 0.78% for the fourth quarter of 2009 and 0.51% for the first quarter of 2009.  Net charge-offs for the first quarter totaled $6.2 million and were up $1.8 million compared to the $4.4 million in net charge-offs recognized during the fourth quarter of 2009 and up $3.3 million compared to the $2.9 million in net charge-offs posted during the corresponding quarter in 2009.

The mix of nonperforming loans continues to be weighted to the residential development and construction loan segment of our portfolio. Of the total nonaccrual loans of $59.2 million at March 31, 2010, approximately $27.9 million are residential development and construction loans, of which approximately $16.2 million are located at Smith Mountain Lake, Virginia.

StellarOne recorded a provision for loan losses of $6.7 million for the first quarter of 2020, an increase of $3.2 million compared to the fourth quarter of 2009 and a decrease of $1.1 million for the same period in the prior year. The first quarter provision compares to net charge-offs of $6.2 million for the quarter, resulting in an allowance as a percentage of total loans of 1.88%, or up 4 basis points and 32 basis points when compared to December 31, 2009 and March 31, 2009, respectively.  The allowance represents 68.7% of non-performing loans at March 31, 2010, compared to 67.7% and 53.0% of non-performing loans at December 31, 2009 and March 31, 2009, respectively.

At March 31, 2010 StellarOne had $24.8 million in loans under troubled debt restructuring terms.  These restructurings occur when a loan customer has experienced or is anticipated to experience, financial difficulties in the short term.  Consequently, a modification is granted to the borrower that would not otherwise be considered.  These loans continue to accrue interest as long as the borrower complies with the modified loan terms and conditions and has demonstrated repayment performance under the modified agreement.

Accruing restructured loans were $23.0 million at March 31, 2010 compared to $20.7 million at December 31, 2009.  These loans are primarily residential real estate related and are being restructured in order to assist our customers in retaining their homes and minimize our exposure to potential losses.  These loans have been restructured by either reducing the related interest rate, extending the terms or both.

The following table provides information on asset quality statistics for the periods presented (In thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
	(unaudited)		(unaudited)

Non-accrual loans	$57,343	$56,624	$66,432
Troubled debt restructurings	1,810	2,678	195
Foreclosed assets	2,267	4,505	4,207
Loans held for sale	608	936	279
Total non-performing assets	$62,028	$64,743	$71,113
Nonperforming assets to total assets	2.07%	2.18%	2.34%
Nonperforming assets to loans and foreclosed property	2.87%	3.03%	3.14%
Allowance for loan losses as a percentage of loans receivable	1.88%	1.84%	1.56%
Allowance for loan losses as a percentage of nonperforming assets	65.53%	62.05%	49.67%
Annualized net charge-offs as a percentage of average loans receiveable	1.13%	1.24%	0.51%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $912 thousand and $370 thousand in common and preferred dividends, respectively, during the quarter ended March 31, 2010.  These dividends combined with net income of $1.9 million resulted in an increase to retained earnings of $487 thousand during the period.  Dividends on a go-forward basis will be dependent upon the Company’s ability to generate earnings in future periods.  On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which further enhanced capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of March 31, 2010, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized.”  There are no conditions or events that management believes have changed the subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of March 31, 2010 (In thousands):

	Corporation	Bank
Tier 1 capital	$330,218	$282,283
Tier 2 capital	30,504	30,177
Total risk-based capital	360,722	312,460
Total risk-weighted assets	2,415,414	2,398,479
Average adjusted total assets	2,878,372	2,862,323
Capital ratios:
Tier 1 risk-based capital ratio	13.67%	11.77%
Total risk-based capital ratio	14.93%	13.03%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.47%	9.86%
Equity to assets ratio	14.08%	13.69%
Tangible common equity to assets ratio	9.40%	9.99%

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

The liquidity of the Company also represents an important aspect of liquidity management. The Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordianted debt.  The main sources of funding for the Company are the management fees and dividends it receives from its banking subsidiary, and availability of the debt and equity market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2009.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1a.               RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2009.

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

STELLARONE CORPORATION

PART II - OTHER INFORMATION

ITEM 6.                EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1
Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation.  (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 30, 2007.

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on February 28, 2008)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
May 10, 2010

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 10, 2010