Form 10-Q
period 2010-06-30
StellarOne CORP
filed 2010-08-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2010

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

As of August 4, 2010 there were 22,897,462 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(unaudited)
Assets
Cash and due from banks	$41,241	$52,120
Federal funds sold	46,143	44,244
Interest-bearing deposits in banks	38,896	56,562
Cash and cash equivalents	126,280	152,926
Investment securities (fair value: 2010, $413,141; 2009, $378,964)	413,141	378,961
Mortgage loans held for sale	42,265	44,165
Loans receivable, net of allowance for loan losses, 2010, $41,525; 2009, $40,172	2,087,418	2,146,335
Premises and equipment, net	80,129	83,546
Accrued interest receivable	9,427	9,459
Deferred income tax asset	135	882
Core deposit intangibles, net	7,487	8,408
Goodwill	113,652	113,652
Bank owned life insurance	30,846	30,196
Foreclosed assets	5,953	4,505
Other assets	71,052	60,066
Total assets	$2,987,785	$3,033,101

Liabilities
Deposits:
Noninterest-bearing	$303,409	$302,009
Interest-bearing	2,084,087	2,134,111
Total deposits	2,387,496	2,436,120
Short-term borrowings	1,040	783
Federal Home Loan Bank advances	120,000	130,000
Subordinated debt	32,991	32,991
Accrued interest payable	2,760	3,626
Other liabilities	18,058	8,796
Total liabilities	2,562,345	2,612,316

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 per share liquidation preference; 30,000 shares issued and outstanding;	28,577	28,398
Common stock; $1 par value; 35,000,000 shares authorized; 2010: 22,742,034 shares issued and outstanding; 2009: 22,661,125 shares issued and outstanding	22,742	22,661
Additional paid-in capital	269,630	268,965
Retained earnings	97,606	96,947
Accumulated other comprehensive income, net	6,885	3,814
Total stockholders' equity	425,440	420,785
Total liabilities and stockholders' equity	$2,987,785	$3,033,101

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2010	2009
	(unaudited)	(unaudited)
Interest and Dividend Income
Loans, including fees	$28,850	$31,694
Federal funds sold and deposits in other banks	70	52
Investment securities:
Taxable	2,170	2,416
Tax-exempt	1,029	972
Dividends	31	56
Total interest income	32,150	35,190

Interest Expense
Deposits	7,603	11,360
Federal funds repurchased and securities sold under agreements to repurchase	7	3
Federal Home Loan Bank advances	1,059	1,558
Subordinated debt	263	338
Total interest expense	8,932	13,259
Net interest income	23,218	21,931
Provision for loan losses	7,350	6,500
Net interest income after provision for loan losses	15,868	15,431

Noninterest Income
Retail banking fees	4,294	4,113
Commissions and fees from fiduciary activities	845	744
Brokerage fee income	426	245
Mortgage banking-related fees	2,054	2,083
Losses on mortgage indemnifications and repurchases	(539)	-
Losses on sale of premises and equipment	-	(289)
Gains on sale of securities available for sale	19	11
Losses / impairments on foreclosed assets	(140)	(355)
Income from bank owned life insurance	327	331
Other operating income	1,094	932
Total noninterest income	8,380	7,815
Non-interest Expense
Compensation and employee benefits	11,096	10,836
Net occupancy	2,040	2,163
Supplies and equipment	2,152	2,265
Amortization of intangible assets	413	434
Marketing	319	388
State franchise taxes	554	574
FDIC insurance	1,322	2,088
Data processing	565	645
Professional fees	741	489
Telecommunications	420	477
Other operating expenses	3,169	3,698
Total noninterest expense	22,791	24,057

Income (loss) before income taxes	1,457	(811)
Income tax benefit	(96)	(485)
Net income (loss)	$1,553	$(326)
Dividends and accretion on preferred stock	(465)	(459)
Net income (loss) available to common shareholders	$1,088	$(785)

Basic net income (loss) per common share available to common shareholders	$0.05	$(0.03)
Diluted net income (loss) per common share available to common shareholders	$0.05	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
	(unaudited)	(unaudited)
Interest and Dividend Income
Loans, including fees	$57,936	$64,186
Federal funds sold and deposits in other banks	131	84
Investment securities:
Taxable	4,428	4,988
Tax-exempt	2,076	1,820
Dividends	60	91
Total interest income	64,631	71,169

Interest Expense
Deposits	16,210	23,011
Federal funds repurchased and securities sold under agreements to repurchase	13	7
Federal Home Loan Bank advances	2,169	3,121
Subordinated debt	522	700
Total interest expense	18,914	26,839
Net interest income	45,717	44,330
Provision for loan losses	14,050	14,250
Net interest income after provision for loan losses	31,667	30,080

Noninterest Income
Retail banking fees	8,214	7,824
Commissions and fees from fiduciary activities	1,678	1,502
Brokerage fee income	785	498
Mortgage banking-related fees	4,016	3,507
Losses on mortgage indemnifications and repurchases	(682)	-
Gain on sale of financial center	748	-
Gains (losses) on sale of premises and equipment	27	(90)
Gains on sale of securities available for sale	321	13
Losses / impairments on foreclosed assets	(361)	(620)
Income from bank owned life insurance	651	635
Other operating income	1,798	1,674
Total noninterest income	17,195	14,943
Non-interest Expense
Compensation and employee benefits	22,406	21,362
Net occupancy	4,219	4,254
Supplies and equipment	4,330	4,406
Amortization of intangible assets	825	872
Marketing	473	628
State franchise taxes	1,108	1,170
FDIC insurance	2,432	3,193
Data processing	1,108	1,502
Professional fees	1,416	993
Telecommunications	846	944
Other operating expenses	6,175	6,956
Total noninterest expense	45,338	46,280

Income (loss) before income taxes	3,524	(1,257)
Income tax expense (benefit)	116	(1,077)
Net income (loss)	$3,408	$(180)
Dividends and accretion on preferred stock	(923)	(903)
Net income (loss) available to common shareholders	$2,485	$(1,083)

Basic net income (loss) per common share available to common shareholders	$0.11	$(0.05)
Diluted net income (loss) per common share available to common shareholders	$0.11	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands, except per share data)
(unaudited)

					Accumlated
			Additional		Other	Comprehensive
	Preferred	Common	Paid-In	Retained	Comprehensive	(Loss)
	Stock	Stock	Capital	Earnings	Income	Income	Total

Balance, January 1, 2009	$28,121	$22,605	$268,293	$113,661	$876		$433,556
Comprehensive loss:
Net loss	-	-	-	(180)	-	$(180)	(180)
Other comprehensive loss, net of tax:
Unrealized holding gains arising during the period (net of tax, $1)	-	-	-	-	-	(2)	-
Reclassification adjustment (net of tax, $5)	-	-	-	-	-	(8)	-
Other comprehensive loss	-	-	-	-	(10)	(10)	(10)
Total comprehensive loss	-	-	-	-	-	$(190)	-
Cash dividends paid or accrued:
Common ($0.20 per share)	-	-	-	(4,533)	-		(4,533)
Preferred cumulative 5%	-	-	-	(744)	-		(744)
Accretion on preferred stock discount	159	-	-	(159)	-		-
Preferred stock issuance costs	(56)	-	-	-	-		(56)
Stock-based compensation expense (18,894 shares)	-	19	145	-	-		164
Exercise of stock options (28,835 shares)	-	29	252	-	-		281
Balance, June 30, 2009	$28,224	$22,653	$268,690	$108,045	$866		$428,478

Balance, January 1, 2010	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	-	-	-	3,408	-	$3,408	3,408
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $1,607)	-	-	-	-	-	2,984	-
Reclassification adjustment (net of tax, $112)	-	-	-	-	-	209	-
Change in post retirement liability (net of tax, $66)	-	-	-	-	-	(122)	-
Other comprehensive income	-	-	-	-	3,071	3,071	3,071
Total comprehensive income	-	-	-	-	-	$6,479	-
Cash dividends paid or accrued:
Common ($0.08 per share)	-	-	-	(1,826)	-		(1,826)
Preferred cumulative 5%	-	-	-	(744)	-		(744)
Accretion on preferred stock discount	179	-	-	(179)	-		-
Stock-based compensation expense (25,459 shares)	-	26	220	-	-		246
Exercise of stock options (55,450 shares)	-	55	445	-	-		500
Balance, June 30, 2010	$28,577	$22,742	$269,630	$97,606	$6,885		$425,440

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	SIX MONTHS ENDED
	JUNE 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$3,408	$(180)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,268	3,246
Amortization of intangible assets	825	872
Provision for loan losses	14,050	14,250
Deferred tax benefit	(600)	(2,071)
Stock-based compensation expense	277	259
Losses / impairments on foreclosed assets	361	620
Losses on mortgage indemnifications and repurchases	682	-
Gain on sale of financial center	(748)	-
(Gains) losses on sale of premises and equipment	(27)	90
Gains on sale of securities available for sale	(321)	(13)
Mortgage banking-related fees	(4,016)	(3,507)
Proceeds from sale of mortgage loans	229,457	290,014
Origination of mortgage loans for sale	(223,541)	(321,889)
Amortization of securities premiums and accretion of discounts, net	857	(1,072)
Income on bank owned life insurance	(651)	(635)
Changes in assets and liabilities:
Decrease in accrued interest receivable	32	308
Increase in other assets	(11,962)	(231)
Decrease in accrued interest payable	(840)	(677)
Increase (decrease) in other liabilities	9,080	(1,073)
Net cash provided (used) by operating activities	$19,591	$(21,689)

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$29,773	$46,739
Proceeds from sales and calls of securities available for sale	23,444	19,306
Purchase of securities available for sale	(82,779)	(92,354)
Net decrease in loans	39,020	14,144
Proceeds from sale of premises and equipment	26	637
Purchase of premises and equipment	(1,047)	(2,589)
Proceeds from sale of foreclosed assets	4,102	1,120
Cash paid in sale of financial center, net	(13,349)	-
Net cash used by investing activities	$(810)	$(12,997)

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$45,971	$122,561
Net (decrease) increase in certificates of deposit	(79,579)	3,799
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	257	(196)
Principal payments on Federal Home Loan Bank advances	(10,000)	(17,700)
Proceeds from exercise of stock options	500	280
Payment of preferred stock issuance costs	-	(56)
Cash dividends paid	(2,576)	(5,141)
Net cash (used) provided by financing activities	$(45,427)	$103,547

(Decrease) increase in cash and cash equivalents	$(26,646)	$68,861

Cash and Cash Equivalents
Beginning	152,926	115,529
Ending	$126,280	$184,390

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$5,982	$1,234

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the six month period ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

2.     Participation in U.S. Treasury Capital Purchase Program “CPP”

On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the CPP. Additionally, the Company issued 302,623 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share.  Proceeds from this sale of preferred stock have been used to support general lending activities and provide additional capital for mortgage modification and builder loan programs.  The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve at par value plus accrued and unpaid dividends.

A value of $1.9 million was assigned to the common stock warrants based on their relative fair value.  Accordingly, $28.1 million has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $30 million over a five year period from the issuance date.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and estimated fair value of securities with gross unrealized gains and losses is presented below (In thousands).

	June 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Securities Held to Maturity:
State and municipal	$-	$-	$-	$-	$426	$2	$-	$428
Mortgage backed securities	-	-	-	-	21	1	-	22
Total	$-	$-	$-	$-	$447	$3	$-	$450

Securities Available for Sale:
U. S. Treasuries	$20,052	$27	$-	$20,079	$20,168	$35	$-	$20,203
U. S. Government agencies	96,536	1,568	-	98,104	62,612	823	(20)	63,415
State and municipals	117,096	4,494	(346)	121,244	109,431	3,921	(168)	113,184
Corporate bonds	6,544	386	-	6,930	6,560	374	-	6,934
Collateralized mortgage obligations	15,147	313	(124)	15,336	13,172	117	(263)	13,026
Mortgage backed securities	143,499	6,077	-	149,576	156,588	3,862	(863)	159,587
Certificates of deposit	-	-	-	-	685	-	-	685
Equity securities	1,541	347	(27)	1,861	1,484	7	(22)	1,469
Other	11	-	-	11	11	-	-	11
Total	$400,426	$13,212	$(497)	$413,141	$370,711	$9,139	$(1,336)	$378,514

The book value of securities pledged to secure deposits and for other purposes amounted to $175.0 million and $155.4 million at June 30, 2010 and December 31, 2009, respectively.

Sales of securities available for sale were as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Proceeds from sales/calls	3,373	13,516	23,444	19,306
Gross realized gains	19	11	329	13
Gross realized losses	-	-	(8)	-
Impairment losses	-	-	-	-

As of June 30, 2010, securities with unrealized losses segregated by length of impairment were as follows (In thousands):

	Less than 12 months		12 months or more		Total
Description of Securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Available for Sale
U. S. Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage backed securities	438	1	-	-	438	1
State and municipals	10,557	304	3,365	41	13,922	345
Collateralized mortgage obligations	-	-	2,392	124	2,392	124
Subtotal debt securities	10,995	305	5,757	165	16,752	470
Equity securities	162	27	-	-	162	27
Total	$11,157	$332	$5,757	$165	$16,914	$497

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

As of June 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of June 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost and estimated fair value of securities at June 30, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities are shown separately since they are not due at a single maturity date (In thousands).

	Available for Sale
	Amortized Cost	Fair Value
	(unaudited)	(unaudited)
Due in one year or less	$41,294	$41,468
Due after one year through five years	120,273	123,591
Due after five years through ten years	71,253	74,252
Due after ten years	166,054	171,958
Equity securities	1,541	1,861
Other	11	11
Total	$400,426	$413,141

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans Receivable
The Company’s loan portfolio is composed of the following (In thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Real estate loans:
Construction and land development	$278,438	$296,489
Secured by 1-4 family residential	779,488	785,385
Commercial and multifamily	834,068	845,561
Commercial, financial and agricultural loans	193,644	211,903
Consumer loans	35,236	39,173
All other loans	7,129	7,027
Total loans	2,128,003	2,185,538
Deferred loan costs	940	969
Allowance for loan losses	(41,525)	(40,172)
Net loans	$2,087,418	$2,146,335

5.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
	(unaudited)		(unaudited)

Balance, beginning	$40,172	$30,464	$30,464
Provisions for loan losses	14,050	37,800	14,250
Loans charged off	(13,862)	(30,947)	(11,225)
Loan recoveries	1,165	2,855	1,434
Net loan charge-offs	(12,697)	(28,092)	(9,791)

Balance, ending	$41,525	$40,172	$34,923

Information about impaired loans as of the periods indicated is as follows (In thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)

Impaired loans for which an allowance has been provided	$46,216	$45,895
Impaired loans for which an allowance has not been provided	28,924	19,777
Total impaired loans	$75,140	$65,672

Allowance provided for impaired loans, included in the allowance for loan losses	$9,073	$8,357

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.     Earnings (Loss) Per Share

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2010 and 2009.  Potential dilutive stock had no effect on income (loss) available to common stockholders for the three month period.

	June 30,	June 30,
(In thousands, except per share amounts)	2010	2009
	(unaudited)	(unaudited)

Net income (loss)	$1,553	$(326)
Less:
Preferred stock dividends	(374)	(374)
Accretion of preferred stock discount	(91)	(85)
Net income (loss) available to common shareholders (numerator)	$1,088	$(785)

Earnings (loss) per common share
Weighted average common shares outstanding (denominator)	22,716,350	22,641,114
Earnings (loss) per common share	$0.05	$(0.03)

Diluted earnings (loss) per common share
Weighted average common shares issued and outstanding	22,716,350	22,641,114
Add:
Restricted stock	53,374	-
Incentive stock options	3,220	-
Stock options	12,567	-
Diluted weighted average common shares outstanding (denominator)	22,785,511	22,641,114
Diluted earnings (loss) per common share	$0.05	$(0.03)

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2010 and 2009. Potential dilutive stock had no effect on income (loss) available to common stockholders for the six month period.

	June 30,	June 30,
(In thousands, except per share amounts)	2010	2009
	(unaudited)	(unaudited)

Net income (loss)	$3,408	$(180)
Less:
Preferred stock dividends	(744)	(744)
Accretion of preferred stock discount	(179)	(159)
Net income (loss) available to common shareholders (numerator)	$2,485	$(1,083)

Earnings (loss) per common share
Weighted average common shares outstanding (denominator)	22,695,536	22,630,323
Earnings (loss) per common share	$0.11	$(0.05)

Diluted earnings (loss) per common share
Weighted average common shares issued and outstanding	22,695,536	22,630,323
Add:
Restricted stock	48,195	-
Incentive stock options	2,513	-
Stock options	12,160	-
Diluted weighted average common shares outstanding (denominator)	22,758,404	22,630,323
Diluted earnings (loss) per common share	$0.11	$(0.05)

Due to the loss available to common shareholders during the three and six month periods in 2009 all unvested restricted stock and stock options would have been anti-dilutive and were not included in the three or six month calculations for 2009.  In 2010, stock options representing 475,700 and 486,575 shares were not included in the three and six month calculations of earnings per share, respectively, as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.  Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $124 thousand and $277 thousand during the three and the six months ended June 30, 2010 and $134 thousand and $259 thousand during the three and the six months ended June 30, 2009.

A summary of the stock option plan at June 30, 2010 and 2009 and changes during the periods ended on those dates are as follows:

	2010		2009
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	575,046	$18.93	614,198	$18.58
Granted	-	-	17,392	12.78
Forfeited	(2,383)	13.17	(4,880)	-
Expired	(6,892)	-	-	-
Exercised	(55,450)	22.68	(28,835)	9.73
Outstanding, June 30,	510,321	$19.90	597,875	$18.69

Exercisable, June 30,	433,706		482,947

The aggregate intrinsic value of the options outstanding as of June 30, 2010 was $158 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2010 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of June 30, 2010 was $159 thousand.  The weighted average remaining contractual life is 3.6 years for exercisable options at June 30, 2010.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2010 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value

Nonvested at January 1, 2010	70,936	$13.80	$707
Granted	100,959	8.87
Vested & Exercised	(25,459)	13.14	$(346)
Forfeited	(2,880)	13.29
Nonvested at June 30, 2010	143,556	$10.46	$1,833

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2010 that will be recognized in future periods is as follows (in thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining six months of 2010	$31	$196	$227
For year ended December 31, 2011	63	359	422
For year ended December 31, 2012	63	321	384
For year ended December 31, 2013	21	287	308
For year ended December 31, 2014	1	93	94
For year ended December 31, 2015	-	7	7
Total	$179	$1,263	$1,442

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are adjusted to the lower of fair value or carrying amount upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. As such, the Company records the foreclosed asset as nonrecurring Level 3.

Deferred compensation plans: Liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis as Level 1 based on the fair value of the underlying securities. Fair value measurement is based upon the fair value of the securities as described above.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized below (In thousands).

		Fair Value Measurements at
		June 30, 2010
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale	$413,141	$21,951	$391,190	$-
Total assets at fair value	$413,141	$21,951	$391,190	$-

Other liabilities (1)	$2,815	$2,815	$-	$-
Total liabilities at fair value	$2,815	$2,815	$-	$-

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

(1) Includes liabilities associated with deferred compensation plans

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the six months ended June 30, 2010 was not significant and there were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2010.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market whose fair value was recognized to be below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2010 are included in the table below (In thousands).

		Fair Value Measurements at
		June 30, 2010
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$75,140	$-	$32,768	$42,372
Loans held for sale - mortgage	42,265	-	42,265	-
Loans held for sale - other assets	527	-	-	527
Foreclosed assets	5,953	-	-	5,953
Total assets at fair value	$123,885	$-	$75,033	$48,852

Total liabilities at fair value	$-	$-	$-	$-

		Fair Value Measurements at
		December 31, 2009
		Using
		Level 1	Level 2	Level 3
(unaudited)	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$65,672	$-	$22,182	$43,490
Loans held for sale - mortgage	44,165	-	44,165	-
Loans held for sale - other assets	936	-	-	936
Foreclosed assets	4,505	-	-	4,505
Total assets at fair value	$115,278	$-	$66,347	$48,931

Total liabilities at fair value	$-	$-	$-	$-

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	June 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$126,280	$126,280	$152,926	$152,926
Investment securities	413,141	413,141	378,961	378,964
Mortgage loans held for sale	42,265	42,265	44,165	44,165
Loans, net	2,087,418	1,870,795	2,146,335	1,917,338
Accrued interest receivable	9,427	9,427	9,459	9,459

Financial liabilities:
Deposits	$2,387,496	$2,397,225	$2,436,120	$2,446,354
Federal funds purchased and securities sold under agreements to repurchase	1,040	1,040	783	783
Federal Home Loan Bank advances	120,000	122,320	130,000	134,321
Subordinated debt	32,991	32,938	32,991	32,807
Accrued interest payable	2,760	2,760	3,626	3,626

9.   Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of June 30, 2010 and December 31, 2009, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investment - Debt and Equity Securities.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The FHLB of Atlanta announced that it would no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  The FHLB of Atlanta announced on May 11, 2010 that is has approved a dividend at the rate of 0.26% for the first quarter of 2010 and that it will continue to evaluate whether it will repurchase excess capital stock outstanding as of the end of the first quarter 2010.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2010.

10.	Segment Information

The Company operates in three business segments:
Commercial Bank
Mortgage Banking
Wealth Management

The commercial bank segment includes commercial, business and retail banking.  This segment provide customers with such products as commercial loans, small business loans, real estate loans, business financing and consumer loans.  In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best-efforts basis.  The wealth management and trust services segment provides investment and financial advisory services to businesses and individuals, including financial planning, retirement / estate planning, trust, estates, custody, investment management, escrows, and retirement plans.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2010 and 2009 is as follows:

At and for the Three Months Ended June 30, 2010 (In thousands):
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,152	$330	$-	$(264)	$-	$23,218
Provision for loan losses	7,350	-	-	-	-	7,350
Noninterest income	6,413	1,532	1,271	212	(1,048)	8,380
Noninterest expense	20,681	1,674	961	523	(1,048)	22,791
Provision for income taxes	14	56	93	(259)	-	(96)
Net income (loss)	$1,520	$132	$217	$(316)	$-	$1,553

Total Assets	$2,925,753	$43,564	$668	$462,512	$(444,712)	$2,987,785
Average Assets	$2,935,076	$31,839	$325	$(278,686)	$296,400	$2,984,954

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At and for the Three Months Ended June 30, 2009 (In thousands):
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$21,793	$476	$-	$(338)	$-	$21,931
Provision for loan losses	6,500	-	-	-	-	6,500
Noninterest income	5,648	2,085	989	144	(1,051)	7,815
Noninterest expense	21,725	1,922	928	533	(1,051)	24,057
Provision for income taxes	(825)	192	18	130	-	(485)
Net income (loss)	$41	$447	$43	$(857)	$-	$(326)

Total Assets	$2,980,953	$53,023	$594	$464,882	$(403,765)	$3,095,687
Average Assets	$2,945,702	$46,323	$461	$466,355	$(406,035)	$3,052,806

At and for the Six Months Ended June 30, 2010 (In thousands):
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$45,534	$704	$-	$(521)	$-	$45,717
Provision for loan losses	14,050	-	-	-	-	14,050
Noninterest income	13,017	3,412	2,463	424	(2,121)	17,195
Noninterest expense	41,051	3,437	1,948	1,023	(2,121)	45,338
Provision for income taxes	196	204	155	(439)	-	116
Net income (loss)	$3,254	$475	$360	$(681)	$-	$3,408

Average Assets	$2,941,435	$32,731	$346	$386,390	$(368,974)	$2,991,928

At and for the Six Months Ended June 30, 2009 (In thousands):
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$44,227	$798	$-	$(695)	$-	$44,330
Provision for loan losses	14,250	-	-	-	-	14,250
Noninterest income	11,170	3,509	1,999	366	(2,101)	14,943
Noninterest expense	42,323	3,417	1,861	780	(2,101)	46,280
Provision for income taxes	(1,373)	267	41	(12)	-	(1,077)
Net income (loss)	$197	$623	$97	$(1,097)	$-	$(180)

Average Assets	$2,923,623	$38,028	$511	$467,555	$(407,753)	$3,021,964

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	New Authoritative Accounting Guidance

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10.  This ASU requires new disclosures:  (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis.  In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements.  The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20).  These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board updated ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

In April 2010, The FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. The ASU addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. The ASU clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Management does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In July 2010, The FASB issued ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. This ASU requires additional disclosures only and will not have an impact on the Company’s consolidated financial statements.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There are a total of eleven (11) securities that had unrealized losses for 12 months or more as of June 30, 2010 totaling $165 thousand.  StellarOne has the ability and intent to hold these securities for the time thought to be necessary to recover its cost, and does not consider them to be other-than-temporarily impaired at June 30, 2010.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have been incurred, but not realized through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The Company’s banking subsidiary conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired, a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan.  Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio.  In addition to impairment testing, the banking subsidiary has a grading system which is applied to each non-homogeneous loan in the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then used to compute an estimated range of losses which is then compared to the recorded allowance for loan losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management for impaired loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that we would otherwise consider, the related loan is classified as a troubled debt restructuring “TDR”.  We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  At June 30, 2010 performing and nonperforming TDR’s totaled $33.9 million and $2.6 million, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual assessment date is September 30. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  As of June 30, 2010, there were no significant changes in market conditions, or forecasted future income since September 30, 2009, the date of the most recent goodwill impairment evaluation.  The Company has noted improvement in earnings during the first six months of 2010.  Additionally, the trading value of the stock in relation to both its book value and tangible book value has improved since the annual assessment.  Therefore no interim goodwill impairment test was performed, as there were no additional indicators of potential impairment present.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the Company may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.   The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  Amortization expense charged to operations was $825 thousand and $872 thousand for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of June 30, 2010.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Foreclosed Assets

Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of the carrying amount or fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell.  Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

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

Results of Operations

The Company’s second quarter 2010 earnings were $1.6 million and net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, of $1.1 million, or $0.05 net income per diluted common share. Those results compare to a net loss to common shareholders of $785 thousand, or $0.03 loss per diluted common share during the same quarter in the prior year, and net income to common shareholders of $1.4 million or $0.06 per diluted common share recognized for the first quarter of 2010.  Second quarter 2010 results outpaced second quarter 2009 results due to an increase in net interest income of $1.3 million or 5.9% and a decrease in noninterest expense of $1.3 million or 5.3% which was related to a $1.3 million one-time FDIC assessment recognized in the second quarter of 2009.  These positive trends were somewhat offset by a provision for loan losses for the second quarter of 2010 that was $850 thousand or 13.1% higher compared to the same quarter in the prior year.  Strong noninterest income contributions from all business segments in the second quarter of 2010 offset higher loan loss provisioning and losses on foreclosed assets, resulting in an earnings level comparable to the first quarter of 2010.

The Company’s income for the six month period ended June 30, 2010 was $3.4 million, or net income available to common shareholders of $2.5 million, or $0.11 per diluted common share. Those results compare to a net loss of $180 thousand or a diluted loss per share of $0.05 during the same period in the prior year.  Similar to the three month period, the results for the fist six months of 2010 were impacted by a provision for loan losses totaling $14.1 million that exceeded net charge-offs of $12.7 million for the period, and compares to a provision for loan losses of $14.3 million during the first six months of 2009.  Additionally, the results for the six month period in 2010 were positively impacted by strong levels of noninterest income from all business segments and lower total noninterest expense when compared to the same period in the prior year.  Embedded within results for the first six month of 2010 are $1.1 million nonrecurring gains recognized on the sale of a financial services center and investment securities.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segment Results

See Note 10 of Notes to Unaudited Consolidated Financial Statements for the financial results and defining attributes of the Company’s operating segments.

Net Interest Income

Net interest income, on a tax-equivalent basis, amounted to $23.8 million for the second quarter of 2010, which compares to $23.1 million for the first quarter of 2010, and $22.6 million for the same period in prior year. The net interest margin was 3.59% for the second quarter, compared to 3.52% for the first quarter of 2010 and 3.31% for the second quarter of 2009. The average yield on earning assets decreased 11 basis points to 4.93% as compared to 5.04% for the first quarter of 2010, which was offset by improvement in the cost of interest bearing liabilities, which contracted 19 basis points from 1.78% during the first quarter of this year to 1.59% during the second quarter of 2010. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during the second quarter as approximately $230.8 million or 25.1% of the CD portfolio re-priced, while cost of funds associated with interest checking and money market accounts was reduced by 34 basis points and 19 basis points, respectively. Quarterly average earning assets remained flat sequentially, with average earnings assets of $2.66 billion and $2.67 billion for the period ending June 30, 2010 and March 31, 2010, respectively. While earning assets sequentially were flat overall, loans decreased $35.8 million on a sequential quarter basis.  This decrease was attributable to both consumers and businesses reducing the level of debt within the economy and the Company’s continuing conscious effort to reduce it’s exposure to construction lending.

Net interest income, on a tax-equivalent basis amounted to $46.9 million for the first six months of 2010 and compares to $45.5 million for first half of 2009. The net interest margin was 3.55% for the first six months of 2010, compares to 3.40% for the first half of 2009.  The average yield on earning assets for the first half of 2010 decreased 43 basis points to 4.98% as compared to 5.41% for the first six months of 2009.  This earning asset yield contraction was driven by a 33 basis point contraction and a 77 basis point contraction in the yield on loans and deposits, respectively.  These contractions were more than offset by improvement in the cost of interest bearing liabilities, which contracted 69 basis points from 2.38% during the first six months of the prior year to 1.69% during the same period in 2010. Much like the sequential quarter comparisons, margin expansion first six months of 2010 was largely due to the impact of approximately $392.0 million or 41.6% of the CD portfolio repricing downward during the period.  Average loans decreased approximately $101.8 million when compared to the same period in the prior year due to an effort by the Company to reduce it’s exposure to construction lending and macro-economic factors related to less consumer and business debt outstanding in the economy.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended June 30,
	(unaudited)
	2010			2009
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,168,536	$28,901	5.35%	$2,291,735	$31,801	5.57%
Investment securities
Taxable	268,782	2,201	3.24%	230,102	2,472	4.25%
Tax exempt (1)	104,139	1,583	6.01%	97,122	1,496	6.09%
Total investments	372,921	3,784	4.01%	327,224	3,968	4.80%

Interest bearing deposits	60,854	30	0.20%	51,966	21	0.16%
Federal funds sold	61,986	40	0.26%	58,560	31	0.21%
	495,761	3,854	3.07%	437,750	4,020	3.64%

Total earning assets	2,664,297	$32,755	4.93%	2,729,485	$35,821	5.26%

Total nonearning assets	320,657			323,321

Total assets	$2,984,954			$3,052,806

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$571,920	$902	0.63%	$524,408	$1,255	0.96%
Money market	389,863	1,120	1.15%	275,534	1,047	1.52%
Savings	224,076	482	0.86%	191,788	420	0.88%
Time deposits:
Less than $100,000	615,084	3,311	2.16%	794,180	5,926	2.99%
$100,000 and more	290,634	1,788	2.47%	305,297	2,712	3.56%
Total interest-bearing deposits	2,091,577	7,603	1.46%	2,091,207	11,360	2.18%

Federal funds purchased and securities sold under agreements to repurchase	950	7	2.91%	464	3	2.56%
Federal Home Loan Bank advances and other borrowings	122,913	1,059	3.41%	170,067	1,553	3.61%
Subordinated debt	32,991	263	3.15%	32,991	343	4.11%

	156,854	1,329	3.35%	203,522	1,899	3.69%

Total interest-bearing liabilities	2,248,431	8,932	1.59%	2,294,729	13,259	2.31%

Total noninterest-bearing liabilities	311,480			328,374

Total liabilities	2,559,911			2,623,103
Stockholders' equity	425,043			429,703

Total liabilities and stockholders' equity	$2,984,954			$3,052,806

Net interest income (tax equivalent)		$23,823			$22,562
Average interest rate spread			3.34%			2.95%
Interest expense as percentage of average earning assets			1.34%			1.95%
Net interest margin			3.59%			3.31%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	(unaudited)
	2010			2009
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,186,318	$58,038	5.35%	$2,288,118	$64,400	5.68%
Investment securities
Taxable	264,353	4,488	3.38%	228,873	5,078	4.41%
Tax exempt (1)	104,906	3,194	6.06%	90,414	2,801	6.16%
Total investments	369,259	7,682	4.14%	319,287	7,879	4.91%

Interest bearing deposits	52,503	58	0.22%	50,885	40	0.16%
Federal funds sold	57,492	73	0.25%	38,046	44	0.23%
	479,254	7,813	3.24%	408,218	7,963	3.88%

Total earning assets	2,665,572	$65,851	4.98%	2,696,336	$72,363	5.41%

Total nonearning assets	326,356			325,628

Total assets	$2,991,928			$3,021,964

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$565,395	$2,234	0.80%	$520,463	$2,652	1.03%
Money market	391,046	2,414	1.24%	255,453	1,877	1.48%
Savings	212,136	931	0.89%	190,103	830	0.88%
Time deposits:
Less than $100,000	629,318	6,887	2.21%	778,506	11,986	3.10%
$100,000 and more	301,406	3,744	2.50%	314,643	5,666	3.63%
Total interest-bearing deposits	2,099,301	16,210	1.56%	2,059,168	23,011	2.25%

Federal funds purchased and securities sold under agreements to repurchase	906	13	2.85%	405	7	3.44%
Federal Home Loan Bank advances and other borrowings	125,028	2,169	3.45%	177,155	3,121	3.50%
Subordinated debt	32,991	522	3.15%	32,991	700	4.22%

	158,925	2,704	3.38%	210,551	3,828	3.62%

Total interest-bearing liabilities	2,258,226	18,914	1.69%	2,269,719	26,839	2.38%

Total noninterest-bearing liabilities	310,043			321,013

Total liabilities	2,568,269			2,590,732
Stockholders' equity	423,659			431,232

Total liabilities and stockholders' equity	$2,991,928			$3,021,964

Net interest income (tax equivalent)		$46,937			$45,524
Average interest rate spread			3.29%			3.03%
Interest expense as percentage of average earning assets			1.43%			2.01%
Net interest margin			3.55%			3.40%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $8.4 million for the second quarter of 2010, or up $624 thousand or 8.1% on a sequential basis compared to the first quarter of 2010, and an increase of $269 thousand or 3.3% from $8.1 million for the same period in prior year. Mortgage banking revenue totaled $2.1 million for the second quarter of 2010, or up $90 thousand or 4.6% compared to $2.0 million for the first quarter of 2010 and is down $30 thousand or 1.5% when compared to the same quarter in 2009.  Mortgage revenues and profitability were impacted by approximately $539 thousand in indemnification losses that were recognized during the second quarter of 2010.  Retail banking fee income amounted to $4.3 million for the second quarter of 2010, an increase of $374 thousand or 9.6% compared to $3.9 million for the first quarter of 2010. This sequential quarter increase was attributable to increases of approximately $211 thousand and $129 thousand in debit card fee income and NSF charge activity, respectively.  Wealth management revenues from trust and brokerage fees for the first quarter of 2010 were $1.3 million or up $79 thousand or 6.6% when compared to $1.2 million realized during the first quarter of 2010.  Total noninterest income contracted on a sequential quarter basis largely due to the $1.1 million nonrecurring gains recognized on the sale of a financial services center and investment securities during the first quarter of 2010.

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $16.1 million for the first six months of 2010, an increase of $1.1 million or 7.2% from $15.0 million for the same period in the prior year.  Mortgage banking revenue totaled $4.0 million for the first six months of 2010, or up $509 thousand or 14.5% compared to $3.5 million for the same period in 2009.  Mortgage revenues and profitability were impacted by approximately $682 thousand in indemnification losses that were recognized during the first six months of 2010.  Retail banking fee income amounted to $8.2 million for the first six months of 2010, an increase of $390 thousand or 5.0% compared to $7.8 million for the same period in 2009. This increase was attributable to increases of approximately $369 thousand and $77 thousand in debit card fee income and analysis income, respectively.  Wealth management revenues from trust and brokerage fees for the first six months of 2010 were $2.5 million or up $463 thousand or 23.2% when compared to $2.0 million realized during the same period in 2009.  Total noninterest income increased when compared to the same period in the prior year due to the above operational related improvements along with approximately $1.1 million of nonrecurring gains recognized on the sales of a financial services center and investment securities during the first quarter of 2010.

Noninterest Expense

StellarOne’s efficiency ratio was 69.35% for the second quarter of 2010, compared to 77.58% for the second quarter of 2009 and 72.23% for the first quarter of 2010.  The decrease in the efficiency ratio reflects a decrease in noninterest expense when comparing the current quarter to the second quarter of 2009 and an increase in core earnings when comparing the ratio sequentially.  Non-interest expense for the first quarter amounted to $22.8 million, or up $244 thousand or 1.1% when compared to the $22.5 million for the first quarter of 2010 and down $1.3 million or 5.3% when compared to the second quarter in 2009. The decrease when compared to the same quarter in the prior year was related to a $1.3 million one-time FDIC assessment recognized in the second quarter of 2009.  The small sequential increase was driven by increases in FDIC insurance expense of $213 thousand, marketing expense of $166 thousand and professional fees of $66 thousand which were offset by reductions in salaries and benefits of $214 thousand and net occupancy of $139 thousand.  Other expenses also increased on a sequential quarter basis as DDA charge-offs and foreclosed asset expenses both increased slightly.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expense for the first six months of 2010 amounted to $45.3 million, or down $942 thousand or 2.0% when compared to the $46.3 million for the first half of 2009.  StellarOne’s efficiency ratio was 70.75% for the first six months of 2010, compared to 75.67% for the first half of 2009.  The decrease in both total expense and the related efficiency ratio when comparing the six month periods relates to a decrease in FDIC insurance expense of $761 thousand, which relates to a one time special assessment from the FDIC totaling $1.3 million that was recognized during 2009.  Additionally, decreases in data processing, marketing, supplies and equipment were offset by an increase in professional fees associated with increased problem asset workout agreements and auction activity in the current year.

Income Taxes

The income tax benefit for the second quarter of 2010 was $96 thousand resulting in an effective tax rate of 6.6% compared to an income tax benefit of $485 thousand for the second quarter of 2009, or an effective rate of 59.8%.  For the six month period ended June 30, 2010, income tax expense amounted to $116 thousand, resulting in an effective tax rate of 3.3% compared to $1.1 million in income tax benefit, or an effective rate of 85.7% for the same period in 2009. The volatility in the effective tax rate on a comparative basis is a result of elevated provisioning levels that has reduced pretax earnings to a near a breakeven level, which is proportionately much smaller in relation to our permanent tax differences. As pretax results approach the breakeven point substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Given the uncertainty surrounding the current economic environment, which is causing provisioning to be elevated on a historical basis and is driving the Company’s effective tax rate; the effective rate for the first half of 2010 is within the estimated range of probable rates expected for the annualized period.

Asset Quality

StellarOne’s nonperforming loans totaled $64.1 million at June 30, 2010, up $4.9 million or 8.3% when compared to $59.2 million at March 31, 2010 and down $8.9 million or 12.2% compared to $73.0 at June 30, 2009. Nonperforming assets totaled $70.6 million at June 30, 2010, up $8.5 million or 13.8% from $62.0 million at March 31, 2010 and were down $6.5 million or 8.5% compared to $77.1 million at June 30, 2009.  Foreclosed assets totaled $6.0 million, up $3.7 million or greater than 100% compared to $2.3 million at March 31, 2010 and up $1.8 million or 44.5% compared to June 30, 2009. The ratio of nonperforming assets as a percentage of total assets increased sequentially to 2.36% as of June 30, 2010, compared to 2.07% as of March 31, 2010, and decreased compared to 2.49% at June 30, 2009. While there was some migration to nonperforming assets, a favorable reduction in past dues was noted on a sequential quarter basis. StellarOne’s past due loans between 30 and 89 days totaled $41.4 million at June 30, 2010 or down $17.8 million or 30.1% compared to $59.3 million at March 31, 2010.

The mix of nonperforming loans continues to be weighted to the residential development and construction loan segment of our portfolio. Of the total nonaccrual loans of $64.1 million at June 30, 2010, approximately $30.7 million are residential development and construction loans, of which $13.8 million are located at Smith Mountain Lake, Virginia.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

StellarOne recorded a provision for loan losses of $7.4 million for the second quarter of 2010, an increase of $650 thousand compared to the first quarter of 2010 and a increase of $850 thousand for the same period in the prior year.  Net charge-offs for the second quarter of 2010 totaled $6.5 million or up $241 thousand compared to the $6.2 million realized during the first quarter of 2010 and down $427 thousand or 6.2% when compared to $6.9 million during the second quarter of 2009.  Annualized net charge-offs as a percentage of average loans outstanding were 1.19% for the second quarter of 2010, down compared to 2.22% for the full-year 2009 results and up slightly from 1.13% for the first quarter of 2010.

StellarOne recorded a provision for loan losses of $14.1 million for the first six months of 2010, a decrease of $200 thousand compared to the same period in the prior year. The provision for the first half of 2010 compares to net charge-offs of $12.7 million, down compared to $9.8 million during the same period in 2009.  Annualized net charge-offs as a percentage of average loans outstanding were 1.16% for the first six months of 2010, down compared to 2.22% for the full-year 2009 results and up from 0.86% compared to the same period in 2009.

At June 30, 2010 StellarOne had $36.5 million in loans under troubled debt restructuring terms.  These restructurings occur when a loan customer has experienced or is anticipated to experience, financial difficulties in the short term.  Consequently, a modification is granted to the borrower that would not otherwise be considered.  These loans continue to accrue interest as long as the borrower complies with the modified loan terms and conditions and has demonstrated repayment performance under the modified agreement.

Accruing restructured loans were $33.9 million at June 30, 2010 compared to $20.7 million at December 31, 2009.  These loans are primarily residential real estate related and are being restructured in order to assist our customers in retaining their homes and minimize our exposure to potential losses.  These loans have been restructured by either reducing the related interest rate, extending the terms or both.

The following table provides information on performing and nonperforming restructures for the periods presented (In thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Performing restructurings
Real estate loans:
Construction and land development	$5,050	$1,986
Secured by 1-4 family residential	18,719	14,549
Commercial and multifamily	6,796	4,145
Commercial, financial and agricultural loans	3,353	-
Total performing restructurings	33,918	20,680

Nonperforming restructurings	2,595	2,678
Total restructurings	$36,513	$23,358

The following table provides information on asset quality statistics for the periods presented (In thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
	(unaudited)		(unaudited)

Non-accrual loans	$61,495	$56,624	$71,590
Troubled debt restructurings	2,595	2,678	1,405
Foreclosed assets	5,953	4,505	4,121
Loans held for sale	527	936	-
Total non-performing assets	$70,570	$64,743	$77,116
Nonperforming assets to total assets	2.36%	2.18%	2.49%
Nonperforming assets to loans and foreclosed property	3.31%	3.03%	3.44%
Allowance for loan losses as a percentage of loans receivable	1.95%	1.84%	1.56%
Allowance for loan losses as a percentage of nonperforming assets	58.84%	62.05%	45.29%
Annualized net charge-offs as a percentage of average loans receiveable	1.19%	1.24%	1.20%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $1.8 million and $744 thousand in common and preferred dividends, respectively, during the six month period ended June 30, 2010.  These dividends combined with net income of $3.4 million resulted in an increase to retained earnings of $838 thousand during the period.  Dividends on a go-forward basis will be dependent upon the Company’s ability to generate earnings in future periods.  On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which further enhanced capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  The most recent notification from the Federal Reserve Bank of Richmond categorized the Company and the subsidiary bank as “well capitalized" under the prompt corrective action under the Federal Deposit Insurance Act of 1991 "FIDICIA."  There are no conditions or events that management believes have changed the Company's or subsidiary bank’s well capitalized position.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of June 30, 2010 (In thousands):

	Corporation	Bank
Tier 1 capital	$333,104	$285,258
Tier 2 capital	30,020	29,835
Total risk-based capital	363,124	315,093
Total risk-weighted assets	2,378,448	2,361,507
Average adjusted total assets	2,866,492	2,848,867
Capital ratios:
Tier 1 risk-based capital ratio	14.01%	12.08%
Total risk-based capital ratio	15.27%	13.34%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.62%	10.01%
Equity to assets ratio	14.13%	13.76%
Tangible common equity to assets ratio	9.62%	10.20%

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

The liquidity of the Company also represents an important aspect of liquidity management. The Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the Company are the management fees and dividends it receives from its banking subsidiary, and availability of the debt and equity market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1a.               RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2009 other than the following:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including StellarOne Corporation and StellarOne Bank. The Act is likely to increase our regulatory compliance burden. However, it is too early for us to fully assess the full impact of the Act on our business, financial condition or results of operations in part because many of the Act’s provisions require subsequent regulatory rulemaking.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies. The Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as StellarOne Corporation and StellarOne Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our non-interest income. We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  (REMOVED AND RESERVED)

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

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010).

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010).

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock. (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008).

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 9, 2010

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 9, 2010