Form 10-Q
period 2010-09-30
StellarOne CORP
filed 2010-11-12
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number:   000-22283

StellarOne Corporation
(Exact name of registrant as specified in its charter)
Virginia	54-1829288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

590 Peter Jefferson Parkway, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)
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

As of November 5, 2010 there were 22,901,716 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements (Unaudited)

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Assets
Cash and due from banks	$46,388	$52,120
Federal funds sold	32,743	44,244
Interest-bearing deposits in banks	29,745	56,562
Cash and cash equivalents	108,876	152,926
Investment securities (fair value: 2010, $403,415; 2009, $378,964)	403,415	378,961
Mortgage loans held for sale	46,624	44,165
Loans receivable, net of allowance for loan losses, 2010, $39,973; 2009, $40,172	2,043,537	2,146,335
Premises and equipment, net	79,737	83,546
Accrued interest receivable	9,427	9,459
Deferred income tax asset	-	882
Core deposit intangibles, net	7,075	8,408
Goodwill	113,652	113,652
Bank owned life insurance	30,792	30,196
Foreclosed assets	10,535	4,505
Other assets	65,900	60,066
Total assets	$2,919,570	$3,033,101

Liabilities
Deposits:
Noninterest-bearing	$304,178	$302,009
Interest-bearing	2,044,726	2,134,111
Total deposits	2,348,904	2,436,120
Short-term borrowings	1,156	783
Federal Home Loan Bank advances	85,000	130,000
Subordinated debt	32,991	32,991
Accrued interest payable	2,760	3,626
Deferred income tax liability	1,062	-
Other liabilities	18,243	8,796
Total liabilities	2,490,116	2,612,316

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 per share liquidation preference; 30,000 shares issued and outstanding;	28,669	28,398
Common stock; $1 par value; 35,000,000 shares authorized; 2010: 22,748,062 shares issued and outstanding; 2009: 22,661,125 shares issued and outstanding	22,748	22,661
Additional paid-in capital	269,870	268,965
Retained earnings	99,748	96,947
Accumulated other comprehensive income, net	8,419	3,814
Total stockholders' equity	429,454	420,785
Total liabilities and stockholders' equity	$2,919,570	$3,033,101

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Interest and Dividend Income
Loans, including fees	$28,226	$30,954
Federal funds sold and deposits in other banks	62	74
Investment securities:
Taxable	2,134	2,107
Tax-exempt	1,149	1,112
Dividends	11	195
Total interest income	31,582	34,442

Interest Expense
Deposits	6,744	10,857
Federal funds repurchased and securities sold under agreements to repurchase	8	4
Federal Home Loan Bank advances	1,010	1,320
Subordinated debt	286	292
Total interest expense	8,048	12,473
Net interest income	23,534	21,969
Provision for loan losses	3,500	20,050
Net interest income after provision for loan losses	20,034	1,919

Noninterest Income
Retail banking fees	4,125	4,329
Commissions and fees from fiduciary activities	818	736
Brokerage fee income	318	369
Mortgage banking-related fees	2,602	1,783
Losses on mortgage indemnifications and repurchases	(809)	(55)
Losses on sale of premises and equipment	-	(17)
Impairments of equity securities available for sale	(53)	(1,870)
Gains on sale of securities available for sale	336	32
Losses / impairments on foreclosed assets	(18)	(122)
Income from bank owned life insurance	322	328
Other operating income	606	378
Total noninterest income	8,247	5,891
Non-interest Expense
Compensation and employee benefits	11,687	11,027
Net occupancy	1,996	2,121
Supplies and equipment	1,963	2,069
Amortization of intangible assets	413	432
Marketing	313	404
State franchise taxes	554	574
FDIC insurance	1,617	1,159
Data processing	634	391
Professional fees	656	609
Telecommunications	410	452
Other operating expenses	3,422	3,510
Total noninterest expense	23,665	22,748

Income (loss) before income taxes	4,616	(14,938)
Income tax expense (benefit)	1,088	(6,043)
Net income (loss)	$3,528	$(8,895)
Dividends and accretion on preferred stock	(470)	(464)
Net income (loss) available to common shareholders	$3,058	$(9,359)

Basic net income (loss) per common share available to common shareholders	$0.13	$(0.41)
Diluted net income (loss) per common share available to common shareholders	$0.13	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Interest and Dividend Income
Loans, including fees	$86,162	$95,140
Federal funds sold and deposits in other banks	193	158
Investment securities:
Taxable	6,560	7,262
Tax-exempt	3,226	2,932
Dividends	71	117
Total interest income	96,212	105,609

Interest Expense
Deposits	22,953	33,868
Federal funds repurchased and securities sold under agreements to repurchase	22	11
Federal Home Loan Bank advances	3,179	4,441
Subordinated debt	808	992
Total interest expense	26,962	39,312
Net interest income	69,250	66,297
Provision for loan losses	17,550	34,300
Net interest income after provision for loan losses	51,700	31,997

Noninterest Income
Retail banking fees	12,338	12,153
Commissions and fees from fiduciary activities	2,496	2,238
Brokerage fee income	1,103	867
Mortgage banking-related fees	6,620	5,374
Losses on mortgage indemnifications and repurchases	(1,411)	(231)
Gain on sale of financial center	748	-
Gains (losses) on sale of premises and equipment	27	(107)
Impairments of equity securities available for sale	(53)	(1,870)
Gains on sale of securities available for sale	656	44
Losses / impairments on foreclosed assets	(459)	(797)
Income from bank owned life insurance	972	962
Other operating income	2,405	2,055
Total noninterest income	25,442	20,688
Non-interest Expense
Compensation and employee benefits	34,095	32,390
Net occupancy	6,218	6,375
Supplies and equipment	6,295	6,475
Amortization of intangible assets	1,238	1,305
Marketing	786	914
State franchise taxes	1,662	1,744
FDIC insurance	4,048	4,352
Data processing	1,741	1,893
Professional fees	2,071	1,602
Telecommunications	1,256	1,396
Other operating expenses	9,593	10,436
Total noninterest expense	69,003	68,882

Income (loss) before income taxes	8,139	(16,197)
Income tax expense (benefit)	1,203	(7,121)
Net income (loss)	$6,936	$(9,076)
Dividends and accretion on preferred stock	(1,393)	(1,367)
Net income (loss) available to common shareholders	$5,543	$(10,443)

Basic net income (loss) per common share available to common shareholders	$0.24	$(0.46)
Diluted net income (loss) per common share available to common shareholders	$0.24	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except per share data)

					Accumulated
					Other	Compre-
			Additional		Compre-	hensive
	Preferred	Common	Paid-In	Retained	hensive	(Loss)
	Stock	Stock	Capital	Earnings	Income	Income	Total

Balance, January 1, 2009	$28,121	$22,605	$268,293	$113,661	$876		$433,556
Comprehensive loss:
Net loss	-	-	-	(9,076)	-	$(9,076)	(9,076)
Other comprehensive loss, net of tax:
Unrealized holding gains arising during the period (net of tax, $3,452)	-	-	-	-	-	6,411	-
Reclassification adjustment (net of tax, $639)	-	-	-	-	-	(1,187)	-
Other comprehensive income	-	-	-	-	5,224	5,224	5,224
Total comprehensive loss	-	-	-	-	-	$(3,852)	-
Cash dividends paid or accrued:							-
Common ($0.24 per share)	-	-	-	(5,442)	-		(5,442)
Preferred cumulative 5%	-	-	-	(1,122)	-		(1,122)
Accretion on preferred stock discount	245	-	-	(245)	-		-
Preferred stock issuance costs	(56)	-	-	-	-		(56)
Stock-based compensation expense (20,029 shares)	-	20	351	-	-		371
Exercise of stock options (35,915 shares)	-	36	207	-	-		243
Balance, September 30, 2009	$28,310	$22,661	$268,851	$97,776	$6,100		$423,698

Balance, January 1, 2010	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	-	-	-	6,936	-	$6,936	6,936
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax, $2,374)	-	-	-	-	-	4,409	-
Reclassification adjustment (net of tax, $211)	-	-	-	-	-	392	-
Change in post retirement liability (net of tax, $66)	-	-	-	-	-	(122)	-
Change in cash flow hedge market value (net of tax, $40)						(74)
Other comprehensive income	-	-	-	-	4,605	4,605	4,605
Total comprehensive income	-	-	-	-	-	$11,541	-
Cash dividends paid or accrued:
Common ($0.12 per share)	-	-	-	(2,742)	-		(2,742)
Preferred cumulative 5%	-	-	-	(1,122)	-		(1,122)
Accretion on preferred stock discount	271	-	-	(271)	-		-
Stock-based compensation expense (26,615 shares)	-	27	455	-	-		482
Exercise of stock options (60,322 shares)	-	60	450	-	-		510
Balance, September 30, 2010	$28,669	$22,748	$269,870	$99,748	$8,419		$429,454

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$6,936	$(9,076)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,691	4,735
Amortization of intangible assets	1,333	1,305
Provision for loan losses	17,550	34,300
Deferred tax benefit	(536)	(3,836)
Stock-based compensation expense	482	371
Losses / impairments on foreclosed assets	459	797
Losses on mortgage indemnifications and repurchases	1,411	231
Gain on sale of financial center	(748)	-
(Gains) losses on sale of premises and equipment	(27)	107
Gains on sale of securities available for sale	(656)	(44)
Impairments of equity securities available for sale	53	1,870
Mortgage banking-related fees	(6,620)	(5,374)
Proceeds from sale of mortgage loans	371,407	430,313
Origination of mortgage loans for sale	(367,247)	(454,831)
Amortization of securities premiums and accretion of discounts, net	1,063	(1,264)
Income on bank owned life insurance	(972)	(962)
Changes in assets and liabilities:
Decrease in accrued interest receivable	32	368
Increase in other assets	(6,729)	(407)
Decrease in accrued interest payable	(840)	(1,265)
Increase (decrease) in other liabilities	9,199	(807)
Net cash provided (used) by operating activities	$30,241	$(3,469)

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$64,695	$71,304
Proceeds from sales and calls of securities available for sale	30,979	30,320
Purchase of securities available for sale	(113,117)	(113,703)
Net decrease in loans	73,608	16,600
Proceeds from sale of premises and equipment	26	637
Purchase of premises and equipment	(2,236)	(3,254)
Proceeds from sale of foreclosed assets	5,285	1,949
Cash paid in sale of financial center, net	(13,349)	-
Net cash provided by investing activities	$45,891	$3,853

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$30,612	$112,357
Net decrease in certificates of deposit	(102,813)	(30,914)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	373	(127)
Principal payments on Federal Home Loan Bank advances	(45,000)	(42,700)
Proceeds from exercise of stock options	510	350
Payment of preferred stock issuance costs	-	(56)
Cash dividends paid	(3,864)	(6,425)
Net cash (used) provided by financing activities	$(120,182)	$32,485

(Decrease) increase in cash and cash equivalents	$(44,050)	$32,869

Cash and Cash Equivalents
Beginning	152,926	115,529
Ending	$108,876	$148,398

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$11,774	$3,556

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (the “Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the nine month period ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and estimated fair value of securities with gross unrealized gains and losses is presented below (In thousands).

	September 30, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Securities Held to Maturity:
State and municipal	$-	$-	$-	$-	$426	$2	$-	$428
Mortgage backed securities	-	-	-	-	21	1	-	22
Total	$-	$-	$-	$-	$447	$3	$-	$450

Securities Available for Sale:
U. S. Treasuries	$10,008	$9	$-	$10,017	$20,168	$35	$-	$20,203
U. S. Government agencies	105,386	1,847	-	107,233	62,612	823	(20)	63,415
State and municipals	121,125	7,066	(8)	128,183	109,431	3,921	(168)	113,184
Corporate bonds	6,536	429	-	6,965	6,560	374	-	6,934
Collateralized mortgage obligations	11,616	374	(10)	11,980	13,172	117	(263)	13,026
Mortgage backed securities	131,765	5,581	-	137,346	156,588	3,862	(863)	159,587
Certificates of deposit	-	-	-	-	685	-	-	685
Equity securities	517	37	(135)	419	1,484	7	(22)	1,469
Other	1,272	-	-	1,272	11	-	-	11
Total	$388,225	$15,343	$(153)	$403,415	$370,711	$9,139	$(1,336)	$378,514

The book value of securities pledged to secure deposits and for other purposes amounted to $164.7 million and $155.4 million at September 30, 2010 and December 31, 2009, respectively.

Sales of securities available for sale were as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Proceeds from sales/calls	$7,539	$11,015	$30,979	$30,320
Gross realized gains	336	37	664	49
Gross realized losses	-	(5)	(8)	(5)
Impairment losses	(53)	(1,870)	(53)	(1,870)

As of September 30, 2010, securities with unrealized losses segregated by length of impairment were as follows (In thousands):

	Less than 12 months		12 months or more		Total
Description of Securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale
U. S. Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage backed securities	-	-	-	-	-	-
State and municipals	1,860	8	-	-	1,860	8
Collateralized mortgage obligations	-	-	242	10	242	10
Subtotal debt securities	1,860	8	242	10	2,102	18
Equity securities	293	135	-	-	293	135
Total	$2,153	$143	$242	$10	$2,395	$153

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

As of September 30, 2010, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of September 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.  A $53 thousand impairment charge was taken during the current quarter associated with a bank equity security.

The amortized cost and estimated fair value of securities at September 30, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities are shown separately since they are not due at a single maturity date (In thousands).

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$35,685	$36,005
Due after one year through five years	122,000	125,905
Due after five years through ten years	66,318	69,748
Due after ten years	162,433	170,066
Equity securities	517	419
Other	1,272	1,272
Total	$388,225	$403,415

4.	Cash Flow Hedge

The Company uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Company’s interest rate swap qualifies as a cash flow hedge. The Company’s cash flow hedge effectively modifies the Corporation’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with a maturity in 2013.

The notional amount of the cash flow hedge is $32.0 million. At September 30, 2010, the cash flow hedge had a fair value of $115 thousand and is recorded in other liabilities. The cash flow hedge was fully effective at September 30, 2010 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Loans Receivable

The Company’s loan portfolio is composed of the following (In thousands):

	September 30,	December 31,
	2010	2009
Real estate loans:
Construction and land development	$269,958	$296,489
Secured by 1-4 family residential	778,312	785,385
Commercial and multifamily	822,674	845,561
Commercial, financial and agricultural loans	173,025	211,903
Consumer loans	32,042	39,173
All other loans	6,790	7,027
Total loans	2,082,801	2,185,538
Deferred loan costs	709	969
Allowance for loan losses	(39,973)	(40,172)
Net loans	$2,043,537	$2,146,335

6.	Allowance for Loan Losses

Activity in the allowance for loan losses is as follows (In thousands):

	Nine Months Ended
	September 30,
	2010	2009

Balance, beginning	$40,172	$30,464
Provisions for loan losses	17,550	34,300
Loans charged off	(19,385)	(25,796)
Loan recoveries	1,636	2,072
Net loan charge-offs	(17,749)	(23,724)

Balance, ending	$39,973	$41,040

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information about impaired loans as of the periods indicated is as follows (In thousands):

	September 30,	December 31,
	2010	2009

Impaired loans for which an allowance has been provided	$45,159	$45,895
Impaired loans for which an allowance has not been provided	19,696	19,777
Total impaired loans	$64,855	$65,672

Allowance provided for impaired loans, included in the allowance for loan losses	$8,769	$8,357

The impaired loans included in the table above were primarily comprised of collateral dependent commercial, commercial real estate loans and residential mortgages with restructured terms.  The average recorded investment in impaired loans was $70.0 million and $67.5 million for the three and nine months ended September 30, 2010 and $56.8 million and $56.0 million for the three and nine months ended September 30, 2009.  Interest is not typically accrued on impaired loans, however, all loans classified as troubled debt restructurings are considered impaired and are included in the totals above.  At September 30, 2010 StellarOne had $37.2 million in loans under troubled debt restructuring terms and $34.8 million of these restructurings were accruing interest.

7.   Earnings (Loss) Per Share

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2010 and 2009.  Potential dilutive stock had no effect on income (loss) available to common stockholders for the three month period.

	September 30,
(In thousands, except share and per share amounts)	2010	2009

Net income (loss)	$3,528	$(8,895)
Less:
Preferred stock dividends	(378)	(378)
Accretion of preferred stock discount	(92)	(86)
Net income (loss) available to common shareholders (numerator)	$3,058	$(9,359)

Earnings (loss) per common share
Weighted average common shares outstanding (denominator)	22,745,527	22,657,474
Earnings (loss) per common share	$0.13	$(0.41)

Diluted earnings (loss) per common share
Weighted average common shares issued and outstanding	22,745,527	22,657,474
Add:
Restricted stock	43,299	-
Incentive stock options	845	-
Stock options	5,461	-
Diluted weighted average common shares outstanding (denominator)	22,795,132	22,657,474
Diluted earnings (loss) per common share	$0.13	$(0.41)

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2010 and 2009.  Potential dilutive stock had no effect on income (loss) available to common stockholders for the nine month period.

	September 30,
(In thousands, except share and per share amounts)	2010	2009

Net income (loss)	$6,936	$(9,076)
Less:
Preferred stock dividends	(1,122)	(1,122)
Accretion of preferred stock discount	(271)	(245)
Net income (loss) available to common shareholders (numerator)	$5,543	$(10,443)

Earnings (loss) per common share
Weighted average common shares outstanding (denominator)	22,712,383	22,639,473
Earnings (loss) per common share	$0.24	$(0.46)

Diluted earnings (loss) per common share
Weighted average common shares issued and outstanding	22,712,383	22,639,473
Add:
Restricted stock	44,113	-
Incentive stock options	1,895	-
Stock options	9,471	-
Diluted weighted average common shares outstanding (denominator)	22,767,862	22,639,473
Diluted earnings (loss) per common share	$0.24	$(0.46)

Due to the loss available to common shareholders during the three and nine month periods in 2009 all unvested restricted stock and stock options would have been anti-dilutive and were not included in the three or nine month calculations for 2009.  In 2010, stock options representing 483,379 and 498,140 shares were not included in the three and nine month calculations of earnings per share, respectively, as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.     Stock-Based Compensation
Stock-based compensation expense included within compensation and employee benefits expense totaled $205 thousand and $482 thousand during the three and the nine months ended September 30, 2010 and $113 thousand and $371 thousand during the three and the nine months ended September 30, 2009.

A summary of the stock option plan at September 30, 2010 and 2009 and changes during the periods ended on those dates are as follows:

	2010		2009
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding, January 1	575,046	$18.93	614,198	$18.58
Granted	-	-	17,392	12.78
Forfeited	(3,216)	13.27	(5,672)	19.37
Expired	(7,834)	22.40	-	-
Exercised	(60,322)	9.78	(35,915)	9.77
Outstanding, September 30,	503,674	$20.01	590,003	$18.93

Exercisable, September 30,	433,706		475,075

The aggregate intrinsic value of the options outstanding as of September 30, 2010 was $141 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2010 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of September 30, 2010 was $142 thousand.  The weighted average remaining contractual life is 3.4 years for exercisable options at September 30, 2010.

The following table summarizes nonvested restricted shares outstanding as of September 30, 2010 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value	(In thousands) Total Intrinsic Value

Nonvested at January 1, 2010	70,936	$13.80	$707
Granted	113,939	11.43
Vested & Exercised	(26,615)	13.25	$(359)
Forfeited	(5,274)	12.19
Nonvested at September 30, 2010	152,986	$12.19	$1,946

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2010 that will be recognized in future periods is as follows (in thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining three months of 2010	$16	$162	$178
For year ended December 31, 2011	62	481	543
For year ended December 31, 2012	62	384	446
For year ended December 31, 2013	21	323	344
For year ended December 31, 2014	1	98	99
For year ended December 31, 2015	-	9	9
Total	$162	$1,457	$1,619

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using one of three methods, the fair value of the collateral (less estimated selling costs), the loan's observable market value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral has deteriorated below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are inititally recorded at fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or net realizable value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. As such, the Company records the foreclosed asset as nonrecurring Level 3.

Deferred compensation plans: Liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis as Level 1 based on the fair value of the underlying securities. Fair value measurement is based upon the fair value of the securities as described above.

Cash flow hedges held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available.  For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk.  The Company classifies derivatives instruments held or issued for risk management purposes as Level 2.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized below (In thousands).

		Fair Value Measurements at
		September 30, 2010
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Treasuries	$10,017	$10,017	$-	$-
U. S. Government agencies	107,233	-	107,233	-
State and municipals	128,183	-	128,183	-
Corporate bonds	6,965	-	6,965	-
Collateralized mortgage obligations	11,980	-	11,980	-
Mortgage backed securities	137,346	-	137,346	-
Equity securities	419	419	-	-
Other	1,272	1,272	-	-
Total assets at fair value	$403,415	$11,708	$391,707	$-

Cash flow hedge	$115	$-	$115	$-
Other liabilities (1)	3,496	3,496	-	-
Total liabilities at fair value	$3,611	$3,496	$115	$-

(1) Includes liabilities associated with deferred compensation plans

		Fair Value Measurements at
		December 31, 2009
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Treasuries	$20,203	$20,203	$-	$-
U. S. Government agencies	63,415	-	63,415	-
State and municipals	113,184	-	113,184	-
Corporate bonds	6,934	-	6,934	-
Collateralized mortgage obligations	13,026	-	13,026	-
Mortgage backed securities	159,587	-	159,587	-
Certificates of deposit	685	-	685	-
Equity securities	1,469	1,469	-	-
Other	11	11	-	-
Total assets at fair value	$378,514	$21,683	$356,831	$-

Other liabilities (1)	$2,882	$2,882	$-	$-
Total liabilities at fair value	$2,882	$2,882	$-	$-

(1) Includes liabilities associated with deferred compensation plans

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the nine months ended September 30, 2010 was not significant and there were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2010.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market whose fair value was recognized to be below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2010 are included in the table below (In thousands).

		Fair Value Measurements at
		September 30, 2010
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$64,855	$-	$27,271	$37,584
Loans held for sale - mortgage	46,624	-	46,624	-
Loans held for sale - other assets	519	-	-	519
Foreclosed assets	10,535	-	-	10,535
Total assets at fair value	$122,533	$-	$73,895	$48,638

Total liabilities at fair value	$-	$-	$-	$-

		Fair Value Measurements at
		December 31, 2009
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$65,672	$-	$22,182	$43,490
Loans held for sale - mortgage	44,165	-	44,165	-
Loans held for sale - other assets	936	-	-	936
Foreclosed assets	4,505	-	-	4,505
Total assets at fair value	$115,278	$-	$66,347	$48,931

Total liabilities at fair value	$-	$-	$-	$-

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

	September 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$108,876	$108,876	$152,926	$152,926
Investment securities	403,415	403,415	378,961	378,964
Mortgage loans held for sale	46,624	46,624	44,165	44,165
Loans held for sale - other assets	519	519	-	-
Loans, net	2,043,537	1,853,919	2,146,335	1,917,338
Accrued interest receivable	9,427	9,427	9,459	9,459

Financial liabilities:
Deposits	$2,348,904	$2,361,836	$2,436,120	$2,446,354
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	783	783
Federal Home Loan Bank advances	85,000	87,450	130,000	134,321
Subordinated debt	32,991	32,943	32,991	32,807
Accrued interest payable	2,760	2,760	3,626	3,626

10.	Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of September 30, 2010 and December 31, 2009, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities”.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The FHLB of Atlanta announced that it would no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  The FHLB of Atlanta announced on October 29, 2010 that it has approved a dividend at the rate of 0.39% for the third quarter of 2010 and that it will repurchase up to $300 million of Subclass B2 activity-based capital stock on November 15, 2010.  During the third quarter of 2010, the FHLB repurchased $980 thousand of excess capital stock from the Company, which left a remaining balance of $4.4 million in excess FHLB capital stock as of September 30, 2010.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2010.

11.	Segment Information

The Company operates in three business segments:
Commercial Bank
Mortgage Banking
Wealth Management

The commercial bank segment includes commercial, business and retail banking.  This segment provides customers with such products as commercial loans, small business loans, real estate loans, business financing and consumer loans.  In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best-efforts basis.  The wealth management and trust services segment provides investment and financial advisory services to businesses and individuals, including financial planning, retirement / estate planning, trust, estates, custody, investment management, escrows, and retirement plans.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2010 and 2009 is as follows:

At and for the Three Months Ended September 30, 2010 (In thousands):

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,437	$383	$-	$(286)	$-	$23,534
Provision for loan losses	3,500	-	-	-	-	3,500
Noninterest income	6,129	1,857	1,136	213	(1,088)	8,247
Noninterest expense	21,197	2,032	997	527	(1,088)	23,665
Provision for income taxes	1,208	62	42	(224)	-	1,088
Net income (loss)	$3,661	$146	$97	$(376)	$-	$3,528

Total Assets	$2,855,275	$47,977	$654	$466,998	$(451,334)	$2,919,570
Average Assets	$2,918,727	$41,029	$330	$465,035	$(447,516)	$2,977,605

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At and for the Three Months Ended September 30, 2009 (In thousands):

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$21,817	$443	$-	$(291)	$-	$21,969
Provision for loan losses	20,050	-	-	-	-	20,050
Noninterest income	5,713	1,781	1,105	(1,657)	(1,051)	5,891
Noninterest expense	20,904	1,429	915	551	(1,051)	22,748
Provision for income taxes	(5,027)	239	57	(1,312)	-	(6,043)
Net income (loss)	$(8,397)	$556	$133	$(1,187)	$-	$(8,895)

Total Assets	$2,914,691	$48,134	$635	$461,093	$(403,517)	$3,021,036
Average Assets	$2,949,156	$42,057	$406	$464,863	$(405,147)	$3,051,335

At and for the Nine Months Ended September 30, 2010 (In thousands):

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$69,010	$1,049	$-	$(809)	$-	$69,250
Provision for loan losses	17,550	-	-	-	-	17,550
Noninterest income	20,281	5,269	2,463	638	(3,209)	25,442
Noninterest expense	63,245	5,469	1,948	1,550	(3,209)	69,003
Provision for income taxes	1,457	255	155	(664)	-	1,203
Net income (loss)	$7,039	$594	$360	$(1,057)	$-	$6,936

Average Assets	$2,933,782	$35,528	$340	$461,711	$(444,260)	$2,987,101

At and for the Nine Months Ended September 30, 2009 (In thousands):

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$66,044	$1,241	$-	$(988)	$-	$66,297
Provision for loan losses	34,300	-	-	-	-	34,300
Noninterest income	17,988	5,144	1,999	(1,291)	(3,152)	20,688
Noninterest expense	64,142	4,700	1,861	1,331	(3,152)	68,882
Provision for income taxes	(6,343)	506	41	(1,325)	-	(7,121)
Net income (loss)	$(8,067)	$1,179	$97	$(2,285)	$-	$(9,076)

Average Assets	$2,932,227	$39,386	$476	$466,409	$(406,875)	$3,031,623

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	New Authoritative Accounting Guidance

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, "Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets".  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10.  This ASU requires new disclosures:  (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis.  In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements.  The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20).  These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine the appropriate class to present fair value disclosures.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  This ASU requires additional disclosures only and did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board updated ASU No. 2010-09, "Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements". This guidance amends FASB ASC Topic 855, "Subsequent Events", so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

In April 2010, The FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. The ASU addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. The ASU clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Based on management’s interpretations of related authoritative accounting guidance, management has determined that other-than-temporary impairment on equity securities exists and should be recorded if the fair value of an equity security represents (1) less than 70% of the book value of a security regardless of loss period, or (2) if the loss period has been more than 18 months regardless of the fair value’s relationship to carrying value.  If either of these conditions do not exist, but management becomes aware of possible impairment outside of this scope, management will conduct additional research to determine if market price recoveries can reasonably be expected to occur within an acceptable forecast period.  For purposes of this analysis, a near term recovery period has been defined as 3-6 months.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. A $53 thousand impairment charge was taken during the current quarter associated with a bank equity security. There are a total of three (3) securities that had unrealized losses for 12 months or more as of September 30, 2010 totaling $10 thousand.  StellarOne has the ability to hold these securities for the time thought to be necessary to recover its cost.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have been incurred, but not realized through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The Company’s banking subsidiary conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired (i.e. it is probable that the Company will be unable to collect amounts due according to the original contractual terms), a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan.  Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio.  In addition to impairment testing, the banking subsidiary has a grading system which is applied to each non-homogeneous loan in the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then used to compute an estimated range of losses which is then compared to the recorded allowance for loan losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower than we would otherwise consider, the related loan is classified as a troubled debt restructuring “TDR”.  We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  At September 30, 2010 performing and nonperforming TDR’s totaled $38.6 million and $2.4 million, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company’s annual impairment date is September 30. During the twelve months following completion of the Company’s most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, we determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.  The annual assessment as of September 30, 2010 is in process and will be completed during the fourth quarter.  Based on our preliminary results of step one of the impairment test, we determined that the carrying amount of goodwill exceeded its estimated fair value.  While we have not completed step two of the goodwill impairment test, we have conducted valuation testing on the more significant components of the balance sheet, and estimate that the completion of step two will result in no impairment charge to goodwill.  We have therefore recorded no impairment as of our annual assessment date.  The process used to test for impairment is inherently complex and our estimate cannot be determined with certainty until the step two impairment test is complete.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the Company may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.
Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.   The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  Amortization expense charged to operations was $1.3 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of September 30, 2010.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Foreclosed Assets

Real estate acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value less costs to sell, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell.  Revenues and expenses from operations and changes in the valuation are included in other operating expenses.

Derivative Financial Instruments

During the third quarter of 2010, the Company entered into a derivative financial instrument. The Company recognizes derivative financial instruments as either an asset or liability in the consolidated balance sheet at fair value in other assets or other liabilities. The derivative financial instrument has been designated as and qualifies as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is reported as a component of other comprehensive income, net of deferred income taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing non-interest expense less amortization of intangibles, foreclosed property expense and goodwill impairments as a percent of the sum of net interest income on a tax equivalent basis and non-interest income excluding only gains on securities.  It also refers to the tangible common equity and Tier 1 common equity ratios which are used by management to assess the quality of capital and management believes that investors may find them useful in their analysis of the Company. These capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. Additionally we refer and define noninterest income on an operating basis below in our discussions of operations.  These are non-GAAP financial measures that we believe provide investors with important information regarding our operational efficiency. Such information is not in accordance with GAAP and should not be construed as such. Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP.

Results of Operations

The Company’s third quarter 2010 earnings were $3.5 million and net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock was $3.1 million, or $0.13 net income per diluted common share. Those results compare to a net loss to common shareholders of $9.4 million, or $0.41 loss per diluted common share during the same quarter in the prior year, and net income to common shareholders of $1.1 million or $0.05 per diluted common share recognized for the second quarter of 2010. Strong noninterest income contributions from mortgage banking, lower loan loss provisioning and reduced losses on foreclosed assets offset impacts from higher mortgage indemnification losses and reduced retail banking fees, resulting in the highest earnings level in eight quarters.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s income for the nine month period ended September 30, 2010 was $6.9 million, or net income available to common shareholders of $5.5 million, or $0.24 per diluted common share. Those results compare to a net loss available to common shareholders of $10.4 million or a diluted loss per share of $0.46 during the same period in the prior year.  The results for the first nine months of 2010 were impacted by an elevated provision for loan losses totaling $17.6 million that were comparable to net charge-offs of $17.7 million for the period, and compares favorably to a provision for loan losses of $34.3 million during the first nine months of 2009.  Additionally, the results for the nine month period in 2010 were positively impacted by strong levels of noninterest income from all business segments and relatively flat total noninterest expense when compared to the same period in the prior year.  Embedded within results for the first nine months of 2010 are $1.4 million of nonrecurring gains recognized on the sale of a financial services center and investment securities. Additionally, 2009 results were impacted by a non-cash impairment charge of $1.9 million on a pretax basis associated with investments in bank equities and compares to a $53 thousand charge taken in 2010.

Operating Segment Results

See Note 11 of Notes to Unaudited Consolidated Financial Statements for the financial results and defining attributes of the Company’s operating segments.

Net Interest Income

Net interest income on a tax-equivalent basis amounted to $24.2 million for the third quarter of 2010, which compares to $23.8 million for the second quarter of 2010, and $22.7 million for the same period in prior year. The net interest margin was 3.63% for the third quarter, compared to 3.59% for the second quarter of 2010 and 3.30% for the third quarter of 2009. The average yield on earning assets for the current quarter decreased 9 basis points sequentially to 4.84% as compared to 4.93% for the second quarter of 2010, which was offset by improvement in the cost of interest bearing liabilities, which contracted 16 basis points from 1.59% during the second quarter of this year to 1.43% during the third quarter of 2010. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during the third quarter as approximately $196.5 million or 22.5% of the CD portfolio re-priced, while the cost of funds associated with interest checking and money market accounts was reduced by 22 basis points and 4 basis points, respectively. Average earning assets contracted sequentially, with average earnings assets of $2.64 billion at September 30, 2010 or down $21.4 million or 0.8% when compared to $2.67 billion at June 30, 2010.  The net decrease in earning assets for the third quarter 2010 was driven by sequential loan contraction of $24.3 million or 1.1% and a decrease in federal funds sold of $22.9 million or 36.9%, which were offset by increased investment balances of $25.0 million or 6.7%.  While new loan production is showing signs of improvement, it has not kept pace with loan contractions attributable to both consumers and businesses reducing the level of debt outstanding, and the Company’s continuing deliberate effort to reduce it’s exposure to construction and real estate lending.

Net interest income, on a tax-equivalent basis amounted to $71.1 million for the first nine months of 2010 and compares to $68.2 million for same period in 2009. The net interest margin was 3.58% for the first nine months of 2010, compared to 3.37% for the same period in 2009.  The average yield on earning assets for the first nine months of 2010 decreased 38 basis points to 4.93% as compared to 5.31% for the first nine months of 2009. This earning asset contraction was driven by a 29 basis point contraction and a 76 basis point contraction in the yield on loans and investments, respectively.  These contractions were more than offset by improvement in the cost of interest bearing liabilities, which contracted 70 basis points from 2.30% during the first nine months of the prior year to 1.60% during the same period in 2010. Much like the sequential quarter comparisons, margin expansion during the first nine months of 2010 was largely due to the impact of approximately $588.5 million or 64.5% of the CD portfolio repricing downward during the period.  Average loans decreased approximately $106.6 million when compared to the same period in the prior year due to an effort by the Company to reduce it’s exposure to construction lending and macro-economic factors related to less consumer and business debt outstanding in the economy.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended September 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,144,270	$28,274	5.23%	$2,260,411	$31,055	5.45%
Investment securities
Taxable	279,963	2,143	3.00%	232,267	2,302	3.88%
Tax exempt (1)	117,933	1,769	5.87%	111,982	1,710	5.98%
Total investments	397,896	3,912	3.85%	344,249	4,012	4.56%

Interest bearing deposits	61,574	37	0.24%	54,109	36	0.26%
Federal funds sold	39,114	25	0.25%	69,632	38	0.21%
	498,584	3,974	3.12%	467,990	4,086	3.42%

Total earning assets	2,642,854	$32,248	4.84%	2,728,401	$35,141	5.11%

Total nonearning assets	334,751			322,934

Total assets	$2,977,605			$3,051,335

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$558,996	$583	0.41%	$536,184	$1,276	0.94%
Money market	398,846	1,117	1.11%	312,479	1,199	1.52%
Savings	235,379	443	0.75%	194,314	431	0.88%
Time deposits:
Less than $100,000	594,434	2,933	1.96%	713,888	5,071	2.82%
$100,000 and more	283,747	1,668	2.33%	359,362	2,880	3.18%
Total interest-bearing deposits	2,071,402	6,744	1.29%	2,116,227	10,857	2.04%

Federal funds purchased and securities sold under agreements to repurchase	1,087	8	2.88%	554	4	2.95%
Federal Home Loan Bank advances and other borrowings	118,587	1,010	3.33%	145,000	1,320	3.56%
Subordinated debt	32,991	286	3.39%	32,991	292	3.46%

	152,665	1,304	3.34%	178,545	1,616	3.54%

Total interest-bearing liabilities	2,224,067	8,048	1.43%	2,294,772	12,473	2.16%

Total noninterest-bearing liabilities	325,307			328,219

Total liabilities	2,549,374			2,622,991
Stockholders' equity	428,231			428,344

Total liabilities and stockholders' equity	$2,977,605			$3,051,335

Net interest income (tax equivalent)		$24,200			$22,668
Average interest rate spread			3.41%			2.95%
Interest expense as percentage of average earning assets			1.21%			1.81%
Net interest margin			3.63%			3.30%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net	$2,172,148	$86,311	5.31%	$2,278,781	$95,455	5.60%
Investment securities
Taxable	269,614	6,631	3.24%	229,777	7,379	4.23%
Tax exempt (1)	109,296	4,963	5.99%	97,682	4,511	6.09%
Total investments	378,910	11,594	4.03%	327,459	11,890	4.79%

Interest bearing deposits	55,560	95	0.23%	51,972	80	0.20%
Federal funds sold	51,298	98	0.25%	48,691	78	0.21%
	485,768	11,787	3.20%	428,122	12,048	3.71%

Total earning assets	2,657,916	$98,098	4.93%	2,706,903	$107,503	5.31%

Total nonearning assets	329,185			324,720

Total assets	$2,987,101			$3,031,623

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$563,238	$2,817	0.67%	$525,761	$3,928	1.00%
Money market	393,675	3,532	1.20%	274,671	3,076	1.50%
Savings	219,969	1,374	0.84%	191,522	1,261	0.88%
Time deposits:
Less than $100,000	617,562	9,884	2.14%	756,730	17,056	3.01%
$100,000 and more	295,455	5,346	2.42%	329,713	8,547	3.47%
Total interest-bearing deposits	2,089,899	22,953	1.47%	2,078,397	33,868	2.18%

Federal funds purchased and securities sold under agreements to repurchase	967	22	2.95%	455	11	3.19%
Federal Home Loan Bank advances and other borrowings	122,857	3,179	3.41%	166,319	4,441	3.52%
Subordinated debt	32,991	808	3.23%	32,991	992	3.97%

	156,815	4,009	3.37%	199,765	5,444	3.59%

Total interest-bearing liabilities	2,246,714	26,962	1.60%	2,278,162	39,312	2.30%

Total noninterest-bearing liabilities	315,705			323,199

Total liabilities	2,562,419			2,601,361
Stockholders' equity	424,682			430,262

Total liabilities and stockholders' equity	$2,987,101			$3,031,623

Net interest income (tax equivalent)		$71,136			$68,191
Average interest rate spread			3.33%			3.01%
Interest expense as percentage of average earning assets			1.36%			1.94%
Net interest margin			3.58%			3.37%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $8.0 million for the third quarter of 2010, or down $397 thousand or 4.8% on a sequential basis compared to the second quarter of 2010, and an increase of $218 thousand or 2.8% from $7.7 million for the same period in prior year. Total noninterest income contracted slightly on a sequential basis largely due to higher losses on mortgage indemnifications, lower retail banking revenues and decreased other operating revenues.  This decrease was somewhat offset by the elevated revenue contribution from the mortgage banking segment, reduced losses associated with foreclosed assets and $336 thousand in nonrecurring gains recognized on the sale of available for sale securities.

Mortgage banking revenue totaled $2.6 million for the third quarter of 2010, or up $549 thousand or 26.8% compared to $2.1 million for the second quarter of 2010 and up $819 thousand or 45.9% when compared to the same quarter in 2009.  The mortgage revenue increase for the third quarter was offset by $809 thousand in indemnification losses accrued in the third quarter of 2010. Losses continue to be related to 2006 and 2007 production from our wholesale division with minimal losses realized from subsequent production periods.  These losses were up $340 thousand or 72.5% on a sequential basis and up $754 thousand or greater than 100% when compared to the same quarter in the prior year. In spite of the indemnification impact, the business segment remained modestly profitable for the quarter.

Indemnifications expense and losses on repurchases associated with mortgage loans sold are accrued when it is probable that a loss has occurred and the amount of the related loss is measurable.  When notified of a possible buyback or indemnification claim by a loan investor, the Company’s banking subsidiary conducts an analysis of the facts and circumstances surrounding the claim in order to determine if it is probable that a buyback or indemnification will be required.  If it is deemed probable that a loan will either need to be repurchased or indemnified, further analysis is conducted using the remaining loan balance, an updated collateral valuation and estimated disposition costs in order to determine an estimated amount of loss.  These individual loan analyses are aggregated and then used in assessing the sufficiency of the accrued losses, which are recorded in other liabilities on the consolidated balance sheet and in the determination of the necessary expense to be recognized in losses on mortgage indemnifications and repurchases on the consolidated income statement.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While the Company mitigates the risk of loan repurchase and indemnification liability by underwriting to the purchaser’s guidelines, the possibility that a prolonged period of payment defaults and foreclosures will result in an increase in requests for repurchases or indemnifications and the need for additional loan loss and indemnification loss provisions in the future cannot be eliminated. As of September 30, 2010 there were 27 loans identified with aggregate balances totaling $4.5 million for which losses were deemed probable.  An associated reserve of $1.1 million has been accrued for these probable losses.

Retail banking fee income amounted to $4.1 million for the third quarter of 2010, a decrease of $170 thousand or 4.0% compared to $4.3 million for the second quarter of 2010. This sequential quarter decrease was attributable to a decrease of $169 thousand in consumer NSF and interchange fee income, which resulted from implementing the modifications to Regulation E that became effective during the current quarter.  Based on the initial impact of Regulation E noted during the third quarter, retail banking fee income would contract by approximately $1.5 million to $1.8 million on an annual basis.

Wealth management revenues from trust and brokerage fees for the third quarter of 2010 were $1.1 million or down $135 thousand or 10.6% when compared to $1.3 million realized during the second quarter of 2010, and flat when compared to third quarter of 2009. Lower fee realizations attributed to the revenue decline. Fiduciary assets under management increased to $457.9 million, compared to $455.8 million at June 30, 2010.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total noninterest income for the first nine months of 2010 increased when compared to the same period in the prior year due to the above operational related improvements along with approximately $1.4 million of nonrecurring gains recognized on the sales of a financial services center and investment securities. Additionally, total noninterest income for 2009 was impacted by a non-cash impairment charge of $1.9 million on a pretax basis associated with investments in bank equities which compares to a $53 thousand charge taken in 2010.

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $25.5 million for the first nine months of 2010, an increase of $2.6 million or 11.5% from $22.9 million for the same period in the prior year.  Mortgage banking revenue totaled $6.6 million for the first nine months of 2010, or up $1.2 million or 23.1% compared to $5.4 million for the same period in 2009.  Mortgage revenues and profitability were impacted by $1.4 million in indemnification losses that were recognized during the first nine months of 2010 which compares to $231 thousand recognized during the same period in the prior year.  Retail banking fee income amounted to $12.3 million for the first nine months of 2010, an increase of $185 thousand or 1.5% compared to $12.2 million for the same period in 2009. This slight increase was attributable to increases of approximately $637 thousand and $118 thousand in debit card fee income and analysis income, respectively, and was offset by a $620 thousand contraction in NSF fee income which resulted from the effects of implementing Regulation E noted above.  Wealth management revenues from trust and brokerage fees for the first nine months of 2010 were $3.6 million or up $494 thousand or 15.9% when compared to $3.1 million realized during the same period in 2009.

Noninterest Expense

StellarOne’s efficiency ratio was 71.81% for the third quarter of 2010, compared to 77.68% for the third quarter of 2009 and 69.05% for the second quarter of 2010.  The sequential quarter increase in the efficiency ratio reflects an increase in noninterest expense while total revenues remained relatively flat. Non-interest expense for the third quarter amounted to $23.7 million, or up $875 thousand or 3.8% when compared to the $22.8 million for the second quarter of 2010 and up $918 thousand or 4.0% when compared to the third quarter in 2009. The sequential increase was driven by an increase in FDIC insurance expense of $295 thousand and increases in compensation and benefit expense and appraisal expenses both of which are associated with higher mortgage production levels.  As mentioned previously, mortgage revenues were elevated during the quarter, but were offset by an increase in mortgage indemnification expense incurred.

Non-interest expense for the first nine months of 2010 amounted to $69.0 million, or up $121 thousand or 0.2% when compared to the $68.9 million for the first nine months of 2009.  StellarOne’s efficiency ratio was 70.18% for the first nine months of 2010, compared to 75.59% for the same period in 2009.  The increase in total noninterest expense is a result of an increase of $1.7 million in compensation and employee benefits largely related to increased mortgage commissions driven by the increased volume and an increase in professional fees of $469 thousand associated with increased problem asset workout agreements and auction activity in the current year.  These increases were offset by decreases in DDA charge-offs of $671 thousand, FDIC insurance expense of $304 thousand and smaller decreases in data processing, marketing and supplies and equipment.  The decrease in the efficiency ratio from period to period is largely related to the increasing revenues while noninterest expense remained relatively flat.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income tax expense for the third quarter of 2010 was $1.1 million resulting in an effective tax rate of 23.6%, compared to an income tax benefit of $6.0 million for the third quarter of 2009, or an effective rate of 40.5%.  For the nine month period ended September 30, 2010, income tax expense amounted to $1.2 million, resulting in an effective tax rate of 14.8% compared to $7.1 million in income tax benefit, or an effective rate of 44.0% for the same period in 2009. The volatility in the effective tax rate on a comparative basis is a result of elevated provisioning levels in the prior year that reduced pretax earnings to a near breakeven level, which is proportionately much smaller in relation to our permanent tax differences. As pretax results approach the breakeven point substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Given the uncertainty surrounding the current economic environment, which is causing provisioning to be elevated on a historical basis and is driving the Company’s effective tax rate; the effective rate for the first nine months of 2010 is within the estimated range of probable rates expected for the annualized period.

Asset Quality

StellarOne’s non-performing assets totaled $62.1 million at September 30, 2010, down $8.4 million or 11.9% from $70.6 million at June 30, 2010 and up $15.3 million or 32.8% compared to $46.8 million at September 30, 2009.  The ratio of non-performing assets as a percentage of total assets decreased sequentially to 2.13% as of September 30, 2010, compared to 2.36% as of June 30, 2010, and increased compared to 1.55% at September 30, 2009. Non-performing loans totaled $51.1 million at September 30, 2010, down $13.0 million or 20.3% when compared to $64.1 million at June 30, 2010 and up $8.5 million or 19.9% compared to $42.6 million at September 30, 2009. Foreclosed assets totaled $10.5 million, up $4.5 million or 77.0% compared to $6.0 million at June 30, 2010 and up $6.3 million or greater than 100% compared to September 30, 2009. Past due and matured loans between 30 and 89 days totaled $49.3 million at September 30, 2010, up $7.9 million or 19.1% compared to $41.4 million at June 30, 2010.

Annualized net charge-offs as a percentage of average loans receivable amounted to 0.94% for the third quarter of 2010, down compared to 1.24% for the full-year 2009 results and down sequentially from 1.19% for the second quarter of 2010.  Net charge-offs for the third quarter of 2010 totaled $5.1 million or down $1.4 million or 21.9% compared to the $6.5 million realized during the second quarter of 2010 and down $8.8 million or 63.7% when compared to $13.9 million during the third quarter of 2009.

The mix of non-performing loans continues to be weighted to the residential development and construction loan segment of our portfolio. Of the total nonaccrual loans of $51.1 million at September 30, 2010, approximately $23.3 million are residential development and construction loans, of which approximately $13.3 million are located at Smith Mountain Lake, Virginia. Real estate exposure at Smith Mountain Lake was reduced $5.2 million or 15% during the third quarter, resulting in total real estate exposure of $29.5 million at September 30, 2010, as compared to $47.4 million at September 30, 2009.

StellarOne recorded a provision for loan losses of $3.5 million for the third quarter of 2010, a decrease of $16.6 million compared to same period in the prior year and down $3.9 million on a sequential quarter basis.  The third quarter 2010 provision compares to net charge-offs of $5.1 million, resulting in an allowance as a percentage of total loans of 1.92% or down three basis points when compared to 1.95% as of June 30, 2010. The allowance represents 78.2% of non-performing loans at September 30, 2010, or up 13.4% when compared to 64.8% at June 30, 2010.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

StellarOne recorded a provision for loan losses of $17.6 million for the first nine months of 2010, a decrease of $16.8 million compared to the same period in the prior year. The provision for the first nine months of 2010 compares to net charge-offs of $17.7 million, down compared to $23.7 million during the same period in 2009.  Annualized net charge-offs as a percentage of average loans outstanding were 1.09% for the first nine months of 2010, down compared to 1.24% for the full-year 2009 results and from 1.39% compared to the same period in 2009.

At September 30, 2010 StellarOne had $37.2 million in loans under troubled debt restructuring terms.  These restructurings occur when a loan customer has experienced or is anticipated to experience, financial difficulties in the short term.  Consequently, a modification is granted to the borrower that would not otherwise be considered.  These loans continue to accrue interest as long as the borrower complies with the modified loan terms and conditions and has demonstrated repayment performance under the modified agreement.

Accruing restructured loans were $34.8 million at September 30, 2010 compared to $20.7 million at December 31, 2009.  These loans are primarily residential real estate related and are being restructured in order to assist our customers in retaining their homes and minimize our exposure to potential losses.  These loans have been restructured by either reducing the related interest rate, extending the terms or both.

The following table provides information on performing and nonperforming restructures for the periods presented (In thousands):

	September 30,	December 31,
	2010	2009
Performing restructurings
Real estate loans:
Construction and land development	$5,040	$1,986
Secured by 1-4 family residential	20,951	14,549
Commercial and multifamily	5,577	4,145
Commercial, financial and agricultural loans	3,259	-
Total performing restructurings	34,827	20,680

Nonperforming restructurings	2,411	2,678
Total restructurings	$37,238	$23,358

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s nonaccrual loans are composed of the following (In thousands):

	September 30, 2010
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Commercial:
Commercial & industrial	$172,241	$6,588	3.82%
Agriculture	784	-	N/A
Total commercial	173,025	6,588	3.81%

Commercial real estate:
Construction, land development & vacant land	251,880	23,303	9.25%
Non-owner occupied	356,493	3,374	0.95%
Owner occupied	384,951	2,907	0.76%
Farmland	18,077	147	0.81%
Total commercial real estate	1,011,401	29,731	2.94%

Consumer	32,043	16	0.05%

Residential real estate:
Residential	733,304	13,210	1.80%
Multi-family	81,231	182	0.22%
Home equity lines	45,007	1,357	3.02%
Total residential	859,542	14,749	1.72%

All other loans	6,790	-	N/A

Total loans	$2,082,801	$51,084	2.45%

The following table provides information on asset quality statistics for the periods presented (In thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Non-accrual loans	$48,673	$56,624	$42,617
Troubled debt restructurings	2,411	2,678	-
Foreclosed assets	10,535	4,505	4,189
Loans held for sale	519	936	-
Total non-performing assets	$62,138	$64,743	$46,806
Nonperforming assets to total assets	2.13%	2.18%	1.55%
Nonperforming assets to loans and foreclosed property	2.97%	3.03%	2.10%
Allowance for loan losses as a percentage of loans receivable	1.92%	1.84%	1.85%
Allowance for loan losses as a percentage of nonperforming loans	78.25%	67.74%	82.06%
Annualized net charge-offs as a percentage of average loans receiveable	0.94%	1.24%	2.47%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $2.7 million and $1.1 million in common and preferred dividends, respectively, during the nine month period ended September 30, 2010.  These dividends combined with net income of $6.9 million resulted in an increase to retained earnings of $2.8 million during the period.  Dividends on a go-forward basis will be dependent upon the Company’s ability to generate earnings in future periods.  On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury in exchange for $30 million pursuant to the U.S. Treasury CPP under TARP which further enhanced capital.

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  The most recent notification from the Federal Reserve Bank of Richmond categorized the Company and the subsidiary bank as “well capitalized” under the prompt corrective action under the Federal Deposit Insurance Act of 1991 “FIDICIA.”  There are no conditions or events that management believes have changed the Company’s or subsidiary bank’s well capitalized position.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes information with respect to the Company’s risk-based capital and equity levels as of September 30, 2010 (In thousands):

	Corporation	Bank
Tier 1 capital	$335,972	$280,408
Tier 2 capital	29,129	28,945
Total risk-based capital	365,101	309,353
Total risk-weighted assets	2,319,443	2,304,551
Average adjusted total assets	2,850,347	2,833,133
Capital ratios:
Tier 1 risk-based capital ratio	14.49%	12.17%
Total risk-based capital ratio	15.74%	13.42%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.79%	9.90%
Equity to assets ratio	14.22%	13.84%
Tangible common equity to assets ratio	10.01%	10.33%

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

The liquidity of the Company also represents an important aspect of liquidity management. The Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and loan review functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the Company are the management fees and dividends it receives from its banking subsidiary and availability of the debt and equity market as deemed necessary. The Company’s capital base provides the resource and ability to support the assets of the Company and provide capital for future expansion.

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

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of our assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course we review and change our internal controls to reflect changes in our business including acquisition related improvements. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 12, 2010

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 12, 2010