Form 10-Q
period 2011-03-31
StellarOne CORP
filed 2011-05-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

As of May 5, 2011 there were 22,978,274 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements (Unaudited)

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$40,023	$35,144
Federal funds sold	32,943	55,643
Interest-bearing deposits in banks	105,456	49,099
Cash and cash equivalents	178,422	139,886
Investment securities available for sale, at fair value	380,078	381,231
Mortgage loans held for sale	12,047	51,722
Loans receivable, net of allowance for loan losses, 2011, $37,519; 2010, $37,649	2,027,809	2,061,835
Premises and equipment, net	77,893	79,033
Accrued interest receivable	9,147	9,317
Deferred income tax asset	2,413	1,909
Core deposit intangibles, net	6,249	6,662
Goodwill	113,652	113,652
Bank owned life insurance	31,435	31,116
Foreclosed assets	9,036	10,894
Other assets	50,215	53,185
Total assets	$2,898,396	$2,940,442

Liabilities
Deposits:
Noninterest-bearing	$307,847	$322,924
Interest-bearing	2,056,717	2,063,178
Total deposits	2,364,564	2,386,102
Short-term borrowings	1,156	987
Federal Home Loan Bank advances	60,000	85,000
Subordinated debt	32,991	32,991
Accrued interest payable	2,158	2,278
Other liabilities	8,658	6,647
Total liabilities	2,469,527	2,514,005

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 per share liquidation preference; 30,000 shares issued and outstanding;	28,858	28,763
Common stock; $1 par value; 35,000,000 shares authorized; 2011: 22,775,733 shares issued and outstanding; 2010: 22,748,062 shares issued and outstanding.	22,776	22,748
Additional paid-in capital	270,396	270,047
Retained earnings	102,677	101,188
Accumulated other comprehensive income	4,162	3,691
Total stockholders' equity	428,869	426,437
Total liabilities and stockholders' equity	$2,898,396	$2,940,442

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
	Three Months Ended March 31,
	2011	2010
Interest and Dividend Income
Loans, including fees	$27,264	$29,086
Federal funds sold and deposits in other banks	68	61
Investment securities:
Taxable	1,721	2,258
Tax-exempt	1,253	1,047
Dividends	-	29
Total interest income	30,306	32,481

Interest Expense
Deposits	5,533	8,609
Federal funds repurchased and securities sold under agreements to repurchase	8	6
Federal Home Loan Bank advances	640	1,110
Subordinated debt	262	257
Total interest expense	6,443	9,982
Net interest income	23,863	22,499
Provision for loan losses	4,500	6,700
Net interest income after provision for loan losses	19,363	15,799

Noninterest Income
Retail banking fees	3,556	3,920
Commissions and fees from fiduciary activities	904	834
Brokerage fee income	435	359
Mortgage banking-related fees	2,065	1,994
Losses on mortgage indemnifications and repurchases	(265)	(133)
Gain on sale of financial center	-	748
Gains on sale of premises and equipment	-	27
Gains on sale of securities available for sale	10	302
Losses on sale / impairment of foreclosed assets	(128)	(231)
Income from bank owned life insurance	319	324
Other operating income	774	673
Total noninterest income	7,670	8,814

Non-interest Expense
Compensation and employee benefits	12,355	11,310
Net occupancy	2,073	2,179
Supplies and equipment	2,207	2,178
Amortization of intangible assets	413	413
Marketing	327	153
State franchise taxes	598	554
FDIC insurance	877	1,109
Data processing	636	543
Professional fees	633	675
Telecommunications	376	425
Other operating expenses	3,041	3,008
Total noninterest expense	23,536	22,547

Income before income taxes	3,497	2,066
Income tax expense	626	212
Net income	$2,871	$1,854
Dividends and accretion on preferred stock	(465)	(458)
Net income available to common shareholders	$2,406	$1,396

Basic net income per common share available to common shareholders	$0.11	$0.06

Diluted net income per common share available to common shareholders	$0.11	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands)
					Accumulated
					Other
			Additional		Compre-	Compre-
	Preferred	Common	Paid-In	Retained	hensive	hensive
	Stock	Stock	Capital	Earnings	Income	Income	Total
Balance, January 1, 2010	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	-	-	-	1,854	-	$1,854	1,854
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $409)	-	-	-	-	-	761	-
Reclassification adjustment (net of tax of $106)	-	-	-	-	-	196	-
Change in post retirement liability (net of tax, $66)	-	-	-	-	-	(122)	-
Other comprehensive income	-	-	-	-	835	835	835
Total comprehensive income	-	-	-	-	-	$2,689	-
Cash dividends paid or accrued:
Common ($0.04 per share)	-	-	-	(912)	-		(912)
Preferred cumulative 5%	-	-	-	(370)	-		(370)
Accretion on preferred stock discount	88	-	-	(88)	-		-
Stock-based compensation expense (7,385 shares)	-	7	145	-	-		152
Exercise of stock options (16,306 shares)	-	17	131	-	-		148
Balance, March 31, 2010	$28,486	$22,685	$269,241	$97,431	$4,649		$422,492

Balance, January 1, 2011	$28,763	$22,748	$270,047	$101,188	$3,691		$426,437
Comprehensive income:
Net income	-	-	-	2,871	-	$2,871	2,871
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $288)	-	-	-	-	-	535	-
Reclassification adjustment (net of tax of $4)	-	-	-	-	-	(6)	-
Change in post retirement liability (net of tax, $42)	-	-	-	-	-	(78)	-
Change in cash flow hedge (net of tax, $11)	-	-	-	-	-	20	-
Other comprehensive income	-	-	-	-	471	471	471
Total comprehensive income	-	-	-	-	-	$3,342	-
Cash dividends paid or accrued:							-
Common ($0.04 per share)	-	-	-	(917)	-		(917)
Preferred cumulative 5%	-	-	-	(370)	-		(370)
Accretion on preferred stock discount	95	-	-	(95)	-		-
Stock-based compensation expense (5,831 shares)	-	6	159	-	-		165
Exercise of stock options (21,840 shares)	-	22	190	-	-		212
Balance, March 31, 2011	$28,858	$22,776	$270,396	$102,677	$4,162		$428,869

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,871	$1,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,680	1,637
Amortization of intangible assets	413	413
Provision for loan losses	4,500	6,700
Deferred tax benefit	(843)	(329)
Stock-based compensation expense	165	152
Losses / impairments on foreclosed assets	128	231
Gains on sale of premises and equipment	-	(27)
Gain on sale of financial center	-	(748)
Gains on sale of securities available for sale	(10)	(302)
Mortgage banking-related fees	(2,065)	(1,994)
Proceeds from sale of mortgage loans	121,217	121,047
Origination of mortgage loans for sale	(79,477)	(104,273)
Amortization of securities premiums and accretion of discounts, net	272	341
Income on bank owned life insurance	(319)	(324)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	170	(398)
Decrease (increase) in other assets	3,192	(120)
Decrease in accrued interest payable	(2,278)	(379)
Increase (decrease) in other liabilities	4,169	60
Net cash provided by operating activities	$53,785	$23,541

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$23,858	$17,431
Proceeds from sales and calls of securities available for sale	10,483	20,072
Purchase of securities available for sale	(32,634)	(37,323)
Net decrease in loans	28,313	17,550
Proceeds from sale of premises and equipment	-	19
Purchase of premises and equipment	(561)	(361)
Proceeds from sale of foreclosed assets	2,736	2,885
Cash paid in sale of financial center, net	-	(13,349)
Net cash provided by investing activities	$32,195	$6,924

Cash Flows from Financing Activities
Net (decrease) increase in demand, money market and savings deposits	$(13,047)	$21,839
Net decrease in certificates of deposit	(8,491)	(33,856)
Net increase in federal funds purchased and securities sold under agreements to repurchase	169	169
Principal payments on Federal Home Loan Bank advances	(25,000)	(5,000)
Proceeds from exercise of stock options	212	164
Cash dividends paid	(1,287)	(1,287)
Net cash used by financing activities	$(47,444)	$(17,971)

Increase in cash and cash equivalents	$38,536	$12,494

Cash and Cash Equivalents
Beginning	139,886	152,926
Ending	$178,422	$165,420
Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,213	$868

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Participation in U.S. Treasury Capital Purchase Program

On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the U.S. Treasury Capital Purchase Program (“CPP”). Additionally, the Company issued 302,622 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share.  Proceeds from this sale of the preferred stock have been used for general corporate purposes, including supporting the continued, anticipated growth of the Company. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve during the first three years at par value plus accrued and unpaid dividends and thereafter without restriction.

A value of $1.9 million was assigned to the common stock warrants based on their relative fair value, accordingly, $28.1 million has been assigned to the Series A preferred stock.  The discount is being accreted up to the redemption amount of $30 million over a five year term.

See Footnote 12. Subsequent Events for a discussion of a partial redemption of the preferred shares that occurred subsequent to the end of the reporting period.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and fair value of securities with gross unrealized gains and losses is presented below (in thousands).

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale:
U. S. Government agencies	$101,324	$1,034	$(50)	$102,308	$101,864	$1,389	$-	$103,253
State and municipals	134,242	4,166	(200)	138,208	134,465	3,248	(890)	136,823
Corporate bonds	6,518	340	-	6,858	6,527	377	-	6,904
Collateralized mortgage obligations	8,625	82	(17)	8,690	9,294	203	-	9,497
Agency mortgage backed securities	120,682	3,398	(66)	124,014	119,595	3,587	(43)	123,139
Other	-	-	-	-	1,615	-	-	1,615
Total	$371,391	$9,020	$(333)	$380,078	$373,360	$8,804	$(933)	$381,231

The book value of securities pledged to secure deposits and for other purposes amounted to $147.9 million and $156.3 million at March 31, 2011 and December 31, 2010, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (in thousands):
	Three Months Ended
	March 31,
	2011	2010

Proceeds from sales/calls	$10,483	$20,072
Gross realized gains	10	310
Gross realized losses	-	(8)

As of March 31, 2011, securities with unrealized losses segregated by length of impairment were as follows (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for Sale
U. S. Government Agencies	$24,948	$(50)	$-	$-	$24,948	$(50)
Agency mortgage backed securities	11,630	(66)	-	-	11,630	(66)
State and municipals	15,003	(200)	-	-	15,003	(200)
Collateralized mortgage obligations	4,309	(17)	-	-	4,309	(17)
Total temporarily impaired securities	$55,890	$(333)	$-	$-	$55,890	$(333)

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of March 31, 2011, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of March 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost and fair value of securities at March 31, 2011 are presented below by contractual maturity (in thousands).
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$31,082	$31,317
Due after one year through five years	111,851	114,543
Due after five years through ten years	66,291	68,346
Due after ten years	162,167	165,872
Total	$371,391	$380,078

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Derivative Financial Instruments

The Company uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two counterparties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. The Company’s interest rate swap qualifies as a cash flow hedge. The Company’s cash flow hedge effectively modifies the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with a maturity in 2013.

The notional amount of the cash flow hedge is $32.0 million. At March 31, 2011, the cash flow hedge had a fair value of $128 thousand and is recorded in other assets. The cash flow hedge was fully effective at March 31, 2011 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.

5.	Loans and Allowance for Loan Losses

The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers, all of which are considered financing receivables.  A substantial portion of the loan portfolio is represented by mortgage loans.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  These amounts are generally being amortized over the contractual life of the loan.

The Company’s loan portfolio is composed of the following (in thousands):
	March 31, 2011	December 31, 2010
Construction and land development	$233,514	$237,632
Commercial real estate:
Commercial real estate	733,672	751,670
Farmland	17,651	17,561
Multifamily, nonresidential and junior liens	103,956	103,641
Total commercial real estate	855,279	872,872
Consumer real estate:
Home equity lines	266,025	264,961
Secured by 1-4 family residential, secured by first deeds of trust	456,286	457,243
Secured by 1-4 family residential, secured by second deeds of trust	44,478	46,108
Total consumer real estate	766,789	768,312
Commercial and industrial loans (except those secured by real estate)	181,650	177,020
Consumer and other:
Consumer installment loans	24,809	28,703
Deposit overdrafts	1,008	1,396
All other loans	1,684	12,961
Total consumer and other	27,501	43,060
Total loans	2,064,733	2,098,896
Deferred loan costs	596	588
Allowance for loan losses	(37,519)	(37,649)
Net loans	$2,027,810	$2,061,835

As of March 31, 2011 and December 31, 2010, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $644.8.0 million and $630.5 million, respectively.

The accrual of interest is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Deposit overdrafts and other loans are typically charged off no later than 120 days past due.  Consumer installment loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual at an earlier date if collection of principal or interest is considered doubtful or charged-off if a loss is considered imminent.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (in thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Construction and land development	$16,368	$15,443	$-	$937
Commercial real estate	9,216	8,060	-	531
Consumer real estate	14,761	15,154	99	-
Commercial and industrial loans (except those secured by real estate)	2,809	4,277	-	423
Consumer and other	20	26	49	19
Total	$43,174	$42,960	$148	$1,910

If interest had been earned on non-accrual loans, such income would have approximated $344 thousand and $622 thousand for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
March 31, 2011
Construction and land development	$7,436	$1,659	$-	$16,368	$25,463	$208,051	$233,514
Commercial real estate	6,656	7,990	-	9,216	23,862	831,417	855,279
Consumer real estate	12,856	2,688	99	14,761	30,404	736,385	766,789
Commercial and industrial loans (except those secured by real estate)	1,446	631	-	2,809	4,886	176,764	181,650
Consumer and other	368	42	49	20	479	27,022	27,501
Total loans	$28,762	$13,010	$148	$43,174	$85,094	$1,979,639	$2,064,733

December 31, 2010
Construction and land development	$7,467	$1,064	$937	$15,443	$24,911	$212,721	$237,632
Commercial real estate	7,586	4,685	531	8,060	20,862	852,010	872,872
Consumer real estate	22,586	6,805	-	15,154	44,545	723,767	768,312
Commercial and industrial loans (except those secured by real estate)	791	1,139	423	4,277	6,630	170,390	177,020
Consumer and other	513	147	19	26	705	42,355	43,060
Total loans	$38,943	$13,840	$1,910	$42,960	$97,653	$2,001,243	$2,098,896

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

During the current quarter management expanded the look-back period for calculating historical losses from 2 to 3 years.  Management feels it is currently appropriate to expand the look-back period to a more normalized period given where the Company is in the current credit cycle.  Management contracted the look-back period to accurately reflect the risk in the loan portfolio when economic conditions deteriorated rapidly and the anticipated recovery was expected to be sluggish.  The most current 12 month period continues to be heavily weighted as management considers it to be the most relevant considering current economic conditions.  This refinement to the ALLL calculation was not significant to the provision expense or the overall consolidated financial statements.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses is as follows (in thousands):
	Three Months Ended March 31, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	1,318	1,019	1,319	829	15	4,500
Loans charged off	(962)	(1,353)	(936)	(1,622)	(106)	(4,979)
Recoveries	15	2	58	126	148	349
Net charge-offs	(947)	(1,351)	(878)	(1,496)	42	(4,630)
Balance, March 31, 2011	$11,408	$7,879	$11,305	$6,721	$206	$37,519

	Three Months Ended March 31, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2010	$17,867	$4,210	$9,244	$7,655	$1,196	$40,172
Provisions for loan losses	2,819	995	1,596	1,191	99	6,700
Loans charged off	(3,241)	(461)	(2,109)	(568)	(330)	(6,709)
Recoveries	22	6	66	107	280	481
Net charge-offs	(3,219)	(455)	(2,043)	(461)	(50)	(6,228)
Balance, March 31, 2010	$17,467	$4,750	$8,797	$8,385	$1,245	$40,644

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the periods ended March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Loans
March 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$2,418	$731	$319	$1,399	$-	$4,867
Collectively evaluated for impairment	8,990	7,148	10,986	5,322	206	32,652
Total ending allowance	$11,408	$7,879	$11,305	$6,721	$206	$37,519

Loans:
Individually evaluated for impairment	$12,983	$9,291	$3,881	$4,421	$-	$30,576
Collectively evaluated for impairment	220,531	845,988	762,908	177,229	27,501	2,034,157
Total loans	$233,514	$855,279	$766,789	$181,650	$27,501	$2,064,733

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$1,607	$886	$364	$2,667	$-	$5,524
Collectively evaluated for impairment	9,430	7,325	10,500	4,721	149	32,125
Total ending allowance	$11,037	$8,211	$10,864	$7,388	$149	$37,649

Loans:
Individually evaluated for impairment	$13,538	$10,209	$4,403	$5,703	$-	$33,853
Collectively evaluated for impairment	224,094	862,663	763,909	171,317	43,060	2,065,043
Total loans	$237,632	$872,872	$768,312	$177,020	$43,060	$2,098,896

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Additionally, management’s policy is generally to evaluate only those loans greater than $500 thousand for impairment as these are considered to be individually significant in relation to the size of the loan portfolio. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.

Impaired loans totaled $61.6 million and $62.4 million at March 31, 2011 and December 31, 2010, respectively.  Included in these balances were $45.4 million and $43.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  All TDRs are considered impaired.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest is not typically accrued on impaired loans.  However, for loans classified as TDRs, the Company further evaluates the loans as performing or non-performing.  If, at the time of restructure, the loan is not considered non-accrual, it will be classified as performing.  At March 31, 2011 and December 31, 2010, $41.3 million and $39.7 million, respectively, of TDRs were accruing interest as they were classified as performing.  The following table shows interest income recognized on impaired loans (in thousands):
	Interest income recognized	Cash-basis interest income recognized
March 31, 2011
Construction and land development	$35	$45
Commercial real estate	79	87
Consumer real estate	49	48
Commercial and industrial loans (except those secured by real estate)	53	38
Consumer and other	-	-
Total	$216	$218

March 31, 2010
Construction and land development	$-	$-
Commercial real estate	5	21
Consumer real estate	2	3
Commercial and industrial loans (except those secured by real estate)	-	-
Consumer and other	-	-
Total	$7	$24

Other than these TDRs, no interest income has been recognized on impaired loans subsequent to their classification as impaired.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In order to measure the amount of impairment, the Company evaluates loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $61.6 million of impaired loans, $31.0 million was collectively evaluated for impairment and $30.6 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $14.4 million of TDRs, is presented below (in thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
March 31, 2011
Loans without a specific valuation allowance:
Construction and land development	$4,907	$5,175	$-	$4,161
Commercial real estate	4,365	5,002	-	5,763
Consumer real estate	3,353	4,024	-	3,277
Commercial and industrial loans (except those secured by real estate)	-	-	-	-
Consumer and other	-	-	-	-
Loans with a specific valuation allowance:
Construction and land development	8,077	9,289	2,418	9,101
Commercial real estate	4,926	4,930	731	3,988
Consumer real estate	527	536	319	865
Commercial and industrial loans (except those secured by real estate)	4,421	6,986	1,399	5,062
Consumer and other	-	-		-
Total	$30,576	$35,942	$4,867	$32,217

As of December 31, 2010, the Company had $62.4 million of impaired loans, with $28.5 million collectively evaluated for impairment and $33.9 million individually evaluated for impairment, which includes $14.7 million of TDRs, is presented below (in thousands):
	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
December 31, 2010
Loans without a specific valuation allowance:
Construction and land development	$3,414	$3,420	$-	$7,091
Commercial real estate	7,160	7,185	-	6,341
Consumer real estate	3,200	3,855	-	1,459
Commercial and industrial loans (except those secured by real estate)	-	-	-	880
Consumer and other	-	-	-	-
Loans with a specific valuation allowance:
Construction and land development	10,124	11,574	1,607	13,126
Commercial real estate	3,049	4,041	886	3,095
Consumer real estate	1,203	1,216	364	2,814
Commercial and industrial loans (except those secured by real estate)	5,703	7,008	2,667	7,158
Consumer and other	-	-	-	-
Total	$33,853	$38,299	$5,524	$41,964

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans not rated are either commercial loans less than $25 thousand, consumer purpose loans or are included in groups of homogenous loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Risk Grade
	1	2	3	4	5	6	7	8	9
March 31, 2011
Construction and land development	$-	$271	$2,231	$69,365	$35,717	$20,554	$55,096	$4,867	$-
Commercial real estate	-	1,892	92,942	439,310	202,119	29,188	90,055	983	-
Consumer real estate	-	667	12,555	113,518	67,091	5,675	34,131	2,014	-
Commercial and industrial loans (except those secured by real estate)	1,032	4,508	30,322	97,917	26,688	9,088	9,674	1,352	-
Consumer and other	-	-	1	923	81	-	58	-	-
Total	$1,032	$7,338	$138,051	$721,033	$331,696	$64,505	$189,014	$9,216	$-

December 31, 2010
Construction and land development	$-	$275	$2,481	$79,613	$31,468	$12,588	$59,301	$4,464	$-
Commercial real estate	-	1,957	102,520	451,984	178,279	55,178	82,232	624	98
Consumer real estate	-	991	12,533	121,066	53,867	11,627	28,238	1,301	-
Commercial and industrial loans (except those secured by real estate)	1,190	1,901	26,915	105,294	20,622	8,342	9,662	3,094	-
Consumer and other	-	873	3,404	6,406	2,278	-	-	-	-
Total	$1,190	$5,997	$147,853	$764,363	$286,514	$87,735	$179,433	$9,483	$98

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, the Company also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity:

	Consumer real estate		Consumer and other
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Performing	$568,713	$577,388	$26,304	$30,073
Nonperforming	7,811	8,743	19	26
Total	$576,524	$586,131	$26,323	$30,099

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2011 and 2010.  Potential dilutive stock had no effect on income available to common stockholders for the three month periods (in thousands, except share and per share amounts).

	March 31,
	2011	2010
Earnings per common share
Net income	$2,871	$1,854
Preferred stock dividends and accretion	(465)	(458)
Net income available to common shareholders	2,406	1,396
Weighted average common shares issued and outstanding	22,764,099	22,674,490
Earnings per common share	$0.11	$0.06

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,764,099	22,674,490
Restricted stock	71,662	43,942
Incentive stock options	1,615	1,523
Stock options	10,057	9,711
Total diluted weighted average common shares issued and outstanding	22,847,433	22,729,666
Diluted earnings per common share	$0.11	$0.06

In 2011 and 2010, stock options representing 444,546 and 504,834 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.  Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $165 thousand and $152 thousand during the three months ended March 31, 2011 and 2010, respectively.

A summary of the stock option plan at March 31, 2011 and 2010 and changes during the periods ended on those dates are as follows:

	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at January 1,	498,174	$19.98	575,046	$18.93
Forfeited	(9,841)	19.04	(317)	23.33
Expired	(7,304)	19.90	-	-
Exercised	(21,840)	9.71	(16,306)	9.73
Outstanding at March 31,	459,189	$20.50	558,423	$19.20

Exercisable at March 31, 2011	400,059		462,391

The aggregate intrinsic value of the options outstanding as of March 31, 2011 was $135 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2011 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of March 31, 2011 was $123 thousand.  The weighted average remaining contractual life is 3.1 years for exercisable options at March 31, 2011.

The following table summarizes nonvested restricted shares outstanding as of March 31, 2011 and the related activity during the period:
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(in thousands)

Nonvested at January 1, 2011	152,091	$12.21	$2,211
Granted	54,152	14.23
Vested and exercised	(5,832)	13.01	$82
Forfeited	(7,951)	12.57
Nonvested at March 31, 2011	192,460	$12.74	$2,723

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2011 that will be recognized in future periods is as follows (in thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining nine months of 2011	$40	$451	$491
For year ended December 31, 2012	54	555	609
For year ended December 31, 2013	19	496	515
For year ended December 31, 2014	1	239	240
For year ended December 31, 2015	-	62	62
For year ended December 31, 2016	-	7	7
Total	$114	$1,810	$1,924

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or the most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects changes in classifications between levels will be rare.  There were no transfers between levels in 2011 or 2010.

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

Cash flow hedges: Cash flow hedges held by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below (in thousands).
		Fair Value Measurements at
		March 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$102,308	$-	$102,308	$-
State and municipals	138,208	-	138,208	-
Corporate bonds	6,858	-	6,858	-
Collateralized mortgage obligations	8,690	-	8,690	-
Mortgage backed securities	124,014	-	124,014	-
Other assets	2,752	2,752	-	-
Cash flow hedge	128	-	128	-
Total assets at fair value	$382,958	$2,752	$380,206	$-

Other liabilities 1	$2,752	$2,752	$-	$-
Total liabilities at fair value	$2,752	$2,752	$-	$-

1 Includes liabilities associated with deferred compensation plans.
		Fair Value Measurements at
		December 31, 2010
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$103,253	$-	$103,253	$-
State and municipals	136,823	-	136,823	-
Corporate bonds	6,904	-	6,904	-
Collateralized mortgage obligations	9,497	-	9,497	-
Mortgage backed securities	123,139	-	123,139	-
Other	4,335	4,335	-	-
Cash flow hedge	98	-	98	-
Total assets at fair value	$384,049	$4,335	$379,714	$-

Other liabilities 1	2,720	2,720	-	-
Total liabilities at fair value	$2,720	$2,720	$-	$-

1 Includes liabilities associated with deferred compensation plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended March 31, 2011 was not significant and there were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2011.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Nonrecurring Basis:

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using one of three methods: the fair value of the collateral (less estimated selling costs), the loan’s observable market value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral has deteriorated below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2011 are included in the table below (in thousands).
		Fair Value Measurements at
		March 31, 2011
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$61,611	$-	$13,143	$48,468
Loans held for sale - mortgage	12,047	-	12,047	-
Loans held for sale - other assets	301	-	-	301
Foreclosed assets	9,036	-	-	9,036
Total assets at fair value	$82,995	$-	$25,190	$57,805

		Fair Value Measurements at
		December 31, 2010
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$62,397	$-	$15,121	$47,276
Loans held for sale - mortgage	51,722	-	51,722	-
Loans held for sale - other assets	514	-	-	514
Foreclosed assets	10,894	-	-	10,894
Total assets at fair value	$125,527	$-	$66,843	$58,684

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Subordinated Debt: The values of the Company’s subordinated debt are variable rate instruments that reprice on a quarterly basis; therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2011 and 2010, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Company's financial instruments at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$178,422	178,422	$139,886	$139,886
Investment securities	380,078	380,078	381,231	381,231
Mortgage loans held for sale	12,047	12,047	51,722	51,722
Loans, net	2,027,809	1,841,876	2,061,835	1,794,267
Accrued interest receivable	9,147	9,147	9,317	9,317

Financial liabilities:
Deposits	$2,364,564	$2,371,347	$2,386,102	$2,394,156
Federal funds purchased and securities sold under agreements to repurchase	1,156	1,156	987	987
Federal Home Loan Bank advances	60,000	61,893	85,000	86,363
Subordinated debt	32,991	32,945	32,991	32,945
Accrued interest payable	2,158	2,158	2,278	2,278

9. Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of March 31, 2011 and December 31, 2010, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on March 25, 2011, that it approved a dividend at the rate of 0.79% for the fourth quarter of 2010.  The FHLB made no repurchases during the first quarter, leaving a remaining balance of $5.1 million in excess FHLB capital stock as of March 31, 2011.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2011.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Information

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2011 and 2010 is as follows:

At and for the Three Months Ended March 31, 2011 (in thousands):

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,879	$245	$-	$(261)	$-	$23,863
Provision for loan losses	4,500	-	-	-	-	4,500
Noninterest income	5,644	1,875	1,339	26	(1,214)	7,670
Noninterest expense	21,555	1,906	1,093	196	(1,214)	23,536
Provision for income taxes	645	64	74	(157)	-	626
Net income (loss)	$2,823	$150	$172	$(274)	$-	$2,871

Total Assets	$2,876,655	$12,613	$498	$465,231	$(456,601)	$2,898,396
Average Assets	$2,875,903	$24,683	$166	$464,309	$(454,819)	$2,910,242

At and for the Three Months Ended March 31, 2010 (in thousands):

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$22,401	$355	$-	$(257)	$-	$22,499
Provision for loan losses	6,700	-	-	-	-	6,700
Noninterest income	6,603	1,881	1,192	212	(1,073)	8,815
Noninterest expense	20,369	1,764	987	501	(1,073)	22,548
Provision for income taxes	189	142	61	(181)	-	211
Net income (loss)	$1,746	$330	$144	$(365)	$-	$1,855

Total Assets	$2,953,335	$30,829	$473	$459,417	$(441,437)	$3,002,617
Average Assets	$2,948,033	$33,634	$197	$459,469	$(442,350)	$2,998,983

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	New Authoritative Accounting Guidance

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public companies.  The delay is intended to allow FASB to complete its deliberations on what constitutes a troubled debt restructuring.  The guidance on both disclosures about troubled debt restructurings and determining what constitutes a troubled debt restructuring will be coordinated and is anticipated to be issued for interim and annual periods ending after June 15, 2011.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This Update outlines the parameters of what constitutes a troubled debt restructuring, as well as clarifies the guidance on those parameters.  The clarifying guidance is meant to eliminate current diversity in practice of identifying restructurings of receivables.  This guidance becomes effective for the Company in the first interim period beginning after June 15, 2011.  The Company will apply the provisions retrospectively in its 2011 third quarter results.  $2.4 million of troubled debt restructurings were added in the first quarter of 2011.  If the Company identifies receivables that are newly considered impaired based on the newly adopted guidance, the amendments will be applied prospectively.  In addition, the Company will begin disclosing those items deferred by ASU 2011-01, discussed above.  The Company does not expect a material effect on its consolidated financial position or consolidated results of operations based on the new measurement parameters.

12.	Subsequent Events

On April 13, 2011, the Company redeemed 25%, or 7,500 shares, of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”), sold to the U.S. Department of the Treasury on December 19, 2008, as part of the Capital Purchase Program established by the Treasury under the Emergency Economic Stabilization Act of 2008.  The Company paid $7.6 million to the Treasury to redeem the Preferred Stock.

The preferred stock that the Company repurchased for $7.5 million had a current carrying value of $7.2 million, net of $285 thousand unaccreted discount, on the Company’s consolidated balance sheet.  As a result of the repurchase, the Company will accelerate the accretion of the $285 thousand discount and record a total reduction in shareholders’ equity of $7.5 million.  The accelerated accretion of the discount will be treated in a manner consistent with that for preferred dividends in reporting earnings available to common shareholders in the Company’s results of operations for the second quarter of 2011.

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

Results of Operations

The Company’s first quarter 2011 earnings were $2.9 million and net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock was $2.4 million, or $0.11 net income per diluted common share. Those results compare to net income available to common shareholders of $1.4 million, or $0.06 net income per diluted common share during the same quarter in the prior year, and net income available to common shareholders of $2.4 million or $0.10 net income per diluted common share recognized for the fourth quarter of 2010. Continued asset quality improvement resulting in lower loan loss provision levels, along with decreasing OREO and mortgage indemnification losses, contributed to the growth in recurring earnings.

Operating Segment Results

Revenue from the mortgage banking segment totaled $2.1 million for the first quarter of 2011, or down $577 thousand or 21.8% compared to $2.6 million for the fourth quarter of 2010 and up $71 thousand or 3.6% when compared to the same quarter in 2010.  This sequential quarter revenue decrease was associated with higher mortgage rates resulting in reduced refinance activity. Indemnification expense totaled $265 thousand for the quarter, down $589 thousand or greater than 100% compared to the $854 thousand in the fourth quarter of 2010 and up $132 thousand or 99.3% compared to $133 thousand for the same quarter in 2010.

Retail banking fee income from the commercial bank segment amounted to $3.6 million for the first quarter of 2011, a decrease of $343 thousand or 8.8% compared to $3.9 million for the fourth quarter of 2010. This sequential quarter decrease was attributable to a decrease of $282 thousand and $35 thousand in consumer NSF and commercial NSF income, respectively, while interchange fee income remained flat on a sequential quarter basis.

Wealth management revenues from trust and brokerage fees for the first quarter of 2011 were $1.3 million or up $182 thousand or 15.7% and $147 thousand or 12.3% when compared to $1.2 million realized during both the fourth and first quarters of 2010, respectively. Higher fee realizations attributed to the revenue increase. Fiduciary assets decreased $23.1 million sequentially to $466.6 million, compared to $489.7 million at December 31, 2010, with much of the decrease associated with market valuation declines in the first quarter.

Net Interest Income

Net interest income on a tax-equivalent basis amounted to $24.6 million for the first quarter of 2011, which compares to $25.4 million for the fourth quarter of 2010, and $23.1 million for the same period in prior year. The net interest margin was 3.85% for the first quarter, compared to 3.87% for the fourth quarter of 2010 and 3.52% for the first quarter of 2010. The average yield on earning assets for the current quarter decreased 8 basis points sequentially to 4.85% as compared to 4.93% for the fourth quarter of 2010, which was offset by improvement in the cost of interest bearing liabilities, which contracted 6 basis points from 1.26% during the fourth quarter of 2010 to 1.20% during the first quarter of 2011. Continued asset quality improvement resulting in lower loan loss provision levels, along with decreasing OREO and mortgage indemnification losses, contributed to the growth in recurring earnings. The re-pricing sensitivity of interest earning assets outpaced interest bearing liabilities during the first quarter as loan yields contracted 9 basis points sequentially due to repricing within the current portfolio and lower yields realized on new production due to the protracted, exceptionally low rate environment.  The cost of FHLB advances and subordinated debt both increased 4 basis points sequentially.  This was offset by decreases of 7 basis points and 12 basis points for time deposits less than $100 thousand and greater than $100 thousand, respectively, which contributed to the 6 basis point improvement to the cost of funds.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)

	For the Three Months Ended March 31,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates
Assets
Loans receivable, net (1)	$2,104,031	$27,303	5.26%	$2,204,297	$29,137	5.36%
Investment securities
Taxable	229,709	1,720	3.00%	259,875	2,287	3.52%
Tax exempt (1)	129,318	1,928	5.96%	105,681	1,611	6.10%
Total investments	359,027	3,648	4.06%	365,556	3,898	4.27%

Interest bearing deposits	77,042	36	0.19%	44,060	28	0.25%
Federal funds sold	51,390	32	0.25%	52,948	33	0.25%
Total other earning assets	487,459	3,716	3.05%	462,564	3,959	3.43%

Total earning assets	2,591,490	$31,019	4.85%	2,666,861	$33,096	5.04%

Total nonearning assets	318,752			332,122
Total assets	$2,910,242			$2,998,983

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$559,393	$533	0.39%	$558,797	$1,332	0.97%
Money market	420,202	1,041	1.00%	392,243	1,294	1.34%
Savings	268,854	468	0.71%	200,064	450	0.91%
Time deposits:
Less than $100,000	542,760	2,243	1.68%	643,709	3,577	2.25%
$100,000 and more	264,169	1,248	1.92%	312,297	1,956	2.54%
Total interest-bearing deposits	2,055,378	5,533	1.09%	2,107,110	8,609	1.66%

Federal funds purchased and securities sold under agreements to repurchase	1,044	8	3.07%	861	6	2.79%
Federal Home Loan Bank advances and other borrowings	80,000	640	3.20%	127,167	1,110	3.49%
Subordinated debt	32,991	262	3.18%	32,991	257	3.12%
Total other interest-bearing liabilities	114,035	910	3.19%	161,019	1,373	3.41%

Total interest-bearing liabilities	2,169,413	6,443	1.20%	2,268,129	9,982	1.78%

Total noninterest-bearing liabilities	312,666			308,594

Total liabilities	2,482,079			2,576,723
Stockholders' equity	427,732			422,260

Total liabilities and stockholders' equity	$2,909,811			$2,998,983

Net interest income (tax equivalent)		$24,576			$23,114
Average interest rate spread			3.65%			3.26%
Interest expense as percentage of average earning assets			1.01%			1.52%
Net interest margin			3.85%			3.52%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $7.7 million for the first quarter of 2011, or up $560 thousand or 7.9% on a sequential basis compared to $7.1 million for the fourth quarter of 2010, and essentially flat compared to the same period in prior year. The sequential quarter increase on a consolidated basis is largely attributable to a $589 thousand decrease in losses on mortgage indemnifications, a $560 thousand decrease in losses on foreclosed assets and a $186 thousand increase in wealth management revenues which were offset by a $577 thousand decrease in mortgage banking fees and a $343 thousand contraction in retail banking fees.  While operating noninterest income remained flat compared to the same quarter in the prior year, retail banking fees contracted $363 thousand and were offset by increases of $147 thousand $102 thousand and $71 thousand in wealth management revenues, other operating income and mortgage banking fees, respectively.

Noninterest Expense

StellarOne’s efficiency ratio was 71.3% for the first quarter of 2011, compared to 71.5% for the fourth quarter of 2010 and 69.7% for the same quarter in 2010.  The sequential quarter stability in the efficiency ratio reflects a slight decrease in both noninterest expense and total revenue. Non-interest expense for the first quarter amounted to $23.5 million, or down $420 thousand or 1.8% when compared to $24.0 million for the fourth quarter of 2010 and up $989 thousand or 4.4% when compared to the first quarter in 2010. The sequential quarter decrease was driven by decreases of $593 thousand in FDIC insurance expense and $422 thousand in other operating expenses, which were offset by a $552 thousand increase in compensation and employee benefits.  The decrease in FDIC insurance expense is expected to continue going forward while the decrease in other expenses is related to the lower mortgage volume and will be dependent on future volume.  The increase in compensation and benefits is related to incentive expense that is linked to performance goal attainments in the quarter.

Income Taxes

Income tax expense for the first quarter of 2011 was $626 thousand, resulting in an effective tax rate of 17.9%, compared to an income tax expense of $212 thousand for the first quarter of 2010, or an effective rate of 10.3%.  The volatility in the effective tax rate on a comparative basis is a result of elevated provisioning levels in the prior year that reduced pretax earnings to a near breakeven level, which is proportionately much smaller in relation to our permanent tax differences. As pretax results approach the breakeven point substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Given the uncertainty surrounding the current economic environment, which is causing provisioning to be elevated on a historical basis and is driving the Company’s effective tax rate; the effective rate for the first three months of 2011 is within the estimated range of probable rates expected for the annualized period.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

StellarOne’s non-performing assets totaled $52.2 million at March 31, 2011, down $2.2 million or 4.0% from $54.4 million at December 31, 2010 and down $9.8 million or 15.8% compared to $62.0 million at March 31, 2010.  The ratio of non-performing assets as a percentage of total assets decreased sequentially to 1.80% as of March 31, 2011, compared to 1.85% at December 31, 2010 and 2.07% at March 31, 2010. Non-performing loans totaled $43.2 million at March 31, 2011, essentially flat when compared to $43.5 million at December 31, 2010 and down $16.6 million or 27.8% compared to $59.8 million at March 31, 2010. Foreclosed assets totaled $9.0 million, down $1.9 million or 17.4% compared to $10.9 million at December 31, 2010 and up $6.8 million or greater than 100% compared to March 31, 2010. Past due and matured loans between 30 and 89 days totaled $41.8 million at March 31, 2011, down $11 million or 20.8% compared to $52.8 million at December 31, 2010.

Annualized net charge-offs as a percentage of average loans receivable amounted to 0.88% for the first quarter of 2011, down compared to 1.43% for the fourth quarter 2010 results and down from 1.13% for the first quarter of 2010.  Net charge-offs for the first quarter of 2011 totaled $4.6 million or down $3.0 million compared to the $7.6 million realized during the fourth quarter of 2010 and down $1.6 million when compared to $6.2 million during the first quarter of 2010.

The mix of non-performing loans continues to be weighted to the construction and land development loan segment of our portfolio. Of the total nonaccrual loans of $43.2 million at March 31, 2011, approximately $16.4 million are residential development and construction loans.

StellarOne recorded a provision for loan losses of $4.5 million for the first quarter of 2011, a decrease of $0.8 million compared to the fourth quarter of 2010 and a decrease of $2.2 million compared to the first quarter of 2010.  The first quarter 2011 provision compares to net charge-offs of $4.6 million, resulting in an allowance as a percentage of total loans of 1.82% or up three basis points when compared to 1.79% as of December 31, 2010.  Specific reserves within the allowance dropped $657 thousand from the fourth quarter 2010 to the first quarter due to the resolution of problem loans and related charge-offs taken during the current quarter.  This resulted in an increase to the allowance as a percentage of total loans and a slight decrease to the coverage of non-performing loans.  The allowance represents 86.9% of non-performing loans at March 31, 2011, or down .70% when compared to 87.6% at December 31, 2010.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information on performing and nonperforming restructures for the periods presented (in thousands):

	March 31,	December 31,
	2011	2010
Performing restructurings:
Construction and land development	$5,160	$5,163
Commercial real estate	6,474	6,680
Consumer real estate	26,097	24,674
Commercial and industrial loans (except those secured by real estate)	3,604	3,181
Consumer and other	-	-
Total performing restructurings	$41,335	$39,698

Nonperforming restructurings:
Construction and land development	$456	$300
Commercial real estate	97	-
Consumer real estate	3,525	3,208
Commercial and industrial loans (except those secured by real estate)	-	-
Consumer and other	-	-
Total performing restructurings	$4,078	$3,508

The Company’s nonaccrual loans are composed of the following (in thousands):

	March 31, 2011
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$233,514	$16,368	6.17%
Commercial real estate	855,279	9,216	1.08%
Consumer real estate	766,789	14,761	2.22%
Commercial and industrial loans (except those secured by real estate)	181,650	2,809	1.55%
Consumer and other	27,501	20	0.07%
Total loans	$2,064,732	$43,174	2.11%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented (in thousands):
	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual loans	$39,096	$39,966	$57,951
Troubled debt restructurings	4,078	3,508	1,810
Foreclosed assets	9,036	10,894	2,267
Total non-performing assets	$52,210	$54,368	$62,028
Nonperforming assets to total assets	1.80%	1.85%	2.07%
Nonperforming assets to loans and foreclosed property	2.52%	2.58%	2.87%
Allowance for loan losses as a percentage of loans receivable	1.82%	1.79%	1.88%
Allowance for loan losses as a percentage of nonperforming loans	86.90%	87.60%	65.53%
Annualized net charge-offs as a percentage of average loans receivable	0.88%	1.43%	1.13%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $917 thousand and $370 thousand in common and preferred dividends, respectively, during the three month period ended March 31, 2011.  These dividends combined with net income of $2.9 million resulted in an increase to retained earnings of $1.5 million during the period.  Future dividends will be dependent upon the Company’s ability to generate earnings in future periods.

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991 (“FDICIA”), the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  The most recent notification from the Federal Reserve Bank of Richmond categorized the Company and the subsidiary bank as “well capitalized” under FIDICIA.  There are no conditions or events that management believes have changed the Company’s or subsidiary bank’s well capitalized position including the redemption of 25%, or 7,500 shares, of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”) which occurred on April 13, 2011.

The following table includes information with respect to the Company’s risk-based capital and equity levels as of March 31, 2011 (in thousands):

	Corporation	Bank
Tier 1 capital	337,501	317,774
Tier 2 capital	28,464	28,372
Total risk-based capital	365,965	346,146
Total risk-weighted assets	2,268,096	2,260,574
Average adjusted total assets	2,790,119	2,783,728
Capital ratios:
Tier 1 risk-based capital ratio	14.88%	14.06%
Total risk-based capital ratio	16.14%	15.31%
Leverage ratio (Tier 1 capital to average adjusted total assets)	12.10%	11.42%
Equity to assets ratio	14.80%	15.24%
Tangible common equity to assets ratio	10.08%	10.06%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and the Company’s overall financial condition.  The Company’s bank subsidiary has available a $212 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the parent Company also represents an important aspect of liquidity management. The parent Company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and credit administration functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the parent Company are the management fees and dividends it receives from its banking subsidiary and availability on the equity market as deemed necessary.

In the judgment of management, the Company maintains the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Forward Looking Statements

This report on Form 10-Q and other reports issued by the Company, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, the Company’s management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, continued or deepening deterioration in general economic and banking industry conditions; continued increases in unemployment in the Company’s primary banking markets; limitations on the Company’s ability to pay dividends at current levels or to increase dividends in the future because of financial performance deterioration, regulatory restrictions, or limitations imposed as a result of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program; increased deposit insurance premiums or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the Emergency Economic Stabilization Act or other related legislative and regulatory developments; the imposition of requirements with an adverse financial impact relating to the Company’s lending, loan collection and other business activities as a result of the EESA, the Company’s participation in the CPP, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legislative, regulatory or other changes affecting customer account charges and fee income; legislative changes to bankruptcy laws which would result in the loss of all or part of the Company’s security interest due to collateral value declines (so-called “cramdown” provisions); reduced demand for financial services and loan and lease products; adverse developments affecting the Company’s banking relationships; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by the Company’s loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against the Company; technological, computer related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting the Company’s ability to sell assets or to fund its operations; results of litigation; heightened regulatory practices, requirements or expectations, including but not limited to requirements related to the Bank Secrecy Act and anti-money laundering compliance activity; or other significant uncertainties.

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

Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Please see Note 3 of Notes to Unaudited Consolidated Financial Statements for additional information related to investment securities.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower than we would otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accrued Losses Associated With Mortgage Indemnifications and Repurchases

When the Company is notified by an investor that there is an inherent loss and an underwriting exception associated with a mortgage loan previously sold by the Company to the investor, the Company goes through a process to determine if it is probable that the loss will need to be absorbed by the Company and if the loss is able to be estimated.  The Company accrues the related loss if management determines that it is probable that the loss will be recognized by the Company and it is able to be estimated.  Members of the Company’s management meet monthly to discuss outstanding notices received from investors and document the associated probability of loss being recognized and any estimation of the associated loss to determine the amount that should be accrued.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company’s annual impairment date is September 30. During the six months following completion of the Company’s most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, we determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.  The annual assessment as of September 30, 2011 will be completed during the fourth quarter.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of March 31, 2011, as management has not taken any tax positions that it deems to be considered uncertain.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

The Company is required to include in its periodic reports information regarding controls and procedures for complying with the disclosure requirements of the federal securities laws.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that material information related to the Company is made known to the principal executive officer and principal financial officer on a regular basis, in particular during the periods in which quarterly and annual reports are being prepared.  The principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, concluded that the disclosure controls and procedures are operating effectively.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the organization to disclose material information otherwise required to be set forth in the period reports.

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, the Company reviews and changes internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Company or any of its subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened.  Any legal proceeding presently pending or threatened against StellarOne Corporation and its subsidiaries is either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 1a.	RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in Part I, Item IA of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

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
May 9, 2011

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 9, 2011