Form 10-Q
period 2011-06-30
StellarOne CORP
filed 2011-08-08
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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

As of August 4, 2011 there were 22,998,066 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements (Unaudited)

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$60,670	$35,144
Federal funds sold	69,025	55,643
Interest-bearing deposits in banks	4,343	49,099
Cash and cash equivalents	134,038	139,886
Investment securities available for sale, at fair value	461,236	381,231
Mortgage loans held for sale	20,119	51,722
Loans receivable, net of allowance for loan losses, 2011, $35,736; 2010, $37,649	2,023,068	2,061,835
Premises and equipment, net	76,707	79,033
Accrued interest receivable	9,101	9,317
Deferred income tax asset	1,259	1,909
Core deposit intangibles, net	5,837	6,662
Goodwill	113,652	113,652
Bank owned life insurance	31,758	31,116
Foreclosed assets	9,149	10,894
Other assets	49,517	53,185
Total assets	$2,935,441	$2,940,442

Liabilities
Deposits:
Noninterest-bearing	$313,464	$322,924
Interest-bearing	2,090,689	2,063,178
Total deposits	2,404,153	2,386,102
Short-term borrowings	1,144	987
Federal Home Loan Bank advances	60,000	85,000
Subordinated debt	32,991	32,991
Accrued interest payable	2,153	2,278
Other liabilities	8,994	6,647
Total liabilities	2,509,435	2,514,005

Stockholders' Equity
Preferred stock; $1,000 per share liquidation preference; 2011: 22,500 shares issued and outstanding; 2010: 30,000 shares issued and outstanding.	21,725	28,763
Common stock; $1 par value; 35,000,000 shares authorized; 2011: 22,800,401 shares issued and outstanding; 2010: 22,748,062 shares issued and outstanding.	22,800	22,748
Additional paid-in capital	270,656	270,047
Retained earnings	105,063	101,188
Accumulated other comprehensive income	5,762	3,691
Total stockholders' equity	426,006	426,437
Total liabilities and stockholders' equity	$2,935,441	$2,940,442

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)
	THREE MONTHS ENDED
	JUNE 30,
	2011	2010
Interest and Dividend Income
Loans, including fees	$27,084	$28,850
Federal funds sold and deposits in other banks	64	70
Investment securities:
Taxable	1,824	2,170
Tax-exempt	1,397	1,029
Dividends	-	31
Total interest income	30,369	32,150

Interest Expense
Deposits	5,533	7,603
Federal funds repurchased and securities sold under agreements to repurchase	9	7
Federal Home Loan Bank advances	518	1,059
Subordinated debt	266	263
Total interest expense	6,326	8,932
Net interest income	24,043	23,218
Provision for loan losses	3,150	7,350
Net interest income after provision for loan losses	20,893	15,868

Noninterest Income
Retail banking fees	3,840	4,294
Commissions and fees from fiduciary activities	847	845
Brokerage fee income	506	426
Mortgage banking-related fees	1,531	2,058
Gains (losses) on mortgage indemnifications and repurchases	2	(469)
Gains on sale of premises and equipment	3	-
Gains on sale of securities available for sale	11	19
Losses / impairments on foreclosed assets	(366)	(210)
Income from bank owned life insurance	323	327
Other operating income	824	1,090
Total noninterest income	7,521	8,380
Noninterest Expense
Compensation and employee benefits	12,304	11,096
Net occupancy	1,984	2,040
Supplies and equipment	2,333	2,152
Amortization of intangible assets	413	413
Marketing	258	319
State franchise taxes	594	554
FDIC insurance	641	1,322
Data processing	664	565
Professional fees	599	741
Telecommunications	439	420
Other operating expenses	2,991	3,169
Total noninterest expense	23,220	22,791

Income before income taxes	5,194	1,457
Income tax expense (benefit)	1,169	(96)
Net income	$4,025	$1,553
Dividends and accretion on preferred stock	(720)	(465)
Net income available to common shareholders	$3,305	$1,088

Basic net income per common share available to common shareholders	$0.15	$0.05
Diluted net income per common share available to common shareholders	$0.14	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)
	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Interest and Dividend Income
Loans, including fees	$54,347	$57,936
Federal funds sold and deposits in other banks	133	131
Investment securities:
Taxable	3,544	4,428
Tax-exempt	2,650	2,076
Dividends	-	60
Total interest income	60,674	64,631

Interest Expense
Deposits	11,067	16,210
Federal funds repurchased and securities sold under agreements to repurchase	16	13
Federal Home Loan Bank advances	1,158	2,169
Subordinated debt	528	522
Total interest expense	12,769	18,914
Net interest income	47,905	45,717
Provision for loan losses	7,650	14,050
Net interest income after provision for loan losses	40,255	31,667

Noninterest Income
Retail banking fees	7,396	8,214
Commissions and fees from fiduciary activities	1,751	1,678
Brokerage fee income	941	785
Mortgage banking-related fees	3,596	4,051
Gain on sale of financial center	-	748
Losses on mortgage indemnifications and repurchases	(263)	(602)
Gains on sale of premises and equipment	3	27
Gains on securities available for sale	21	321
Losses / impairments on foreclosed assets	(495)	(441)
Income from bank owned life insurance	642	651
Other operating income	1,599	1,763
Total noninterest income	15,191	17,195
Noninterest Expense
Compensation and employee benefits	24,659	22,406
Net occupancy	4,057	4,219
Supplies and equipment	4,540	4,330
Amortization of intangible assets	825	825
Marketing	584	473
State franchise taxes	1,192	1,108
FDIC insurance	1,518	2,432
Data processing	1,299	1,108
Professional fees	1,231	1,416
Telecommunications	815	846
Other operating expenses	6,035	6,175
Total noninterest expense	46,755	45,338

Income before income taxes	8,691	3,524
Income tax expense	1,794	116
Net income	$6,897	$3,408
Dividends and accretion on preferred stock	(1,186)	(923)
Net income available to common shareholders	$5,711	$2,485

Basic net income per common share available to common shareholders	$0.25	$0.11
Diluted net income per common share available to common shareholders	$0.25	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in Thousands)
					Accumulated
					Other
			Additional		Compre-	Compre-
	Preferred	Common	Paid-In	Retained	hensive	hensive
	Stock	Stock	Capital	Earnings	Income	Income	Total
Balance, January 1, 2010	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	-	-	-	3,408	-	$3,408	3,408
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $1,607)	-	-	-	-	-	2,984	-
Reclassification adjustment (net of tax of $112)	-	-	-	-	-	209	-
Change in post retirement liability (net of tax, $66)	-	-	-	-	-	(122)	-
Other comprehensive income	-	-	-	-	3,071	3,071	3,071
Total comprehensive income	-	-	-	-	-	$6,479	-
Cash dividends paid or accrued:
Common ($0.08 per share)	-	-	-	(1,826)	-		(1,826)
Preferred cumulative 5%	-	-	-	(744)	-		(744)
Accretion of preferred stock discount	179	-	-	(179)	-		-
Stock-based compensation expense (25,459 shares)	-	26	251	-	-		277
Exercise of stock options (55,450 shares)	-	55	414	-	-		469
Balance, June 30, 2010	$28,577	$22,742	$269,630	$97,606	$6,885		$425,440

Balance, January 1, 2011	$28,763	$22,748	$270,047	$101,188	$3,691		$426,437
Comprehensive income:
Net income	-	-	-	6,897	-	$6,897	6,897
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $1,206)	-	-	-	-	-	2,240	-
Reclassification adjustment (net of tax of $7)	-	-	-	-	-	(14)	-
Change in post retirement liability (net of tax of $42)	-	-	-	-	-	78	-
Change in cash flow hedge (net of tax of $125)	-	-	-	-	-	(233)	-
Other comprehensive income	-	-	-	-	2,071	2,071	2,071
Total comprehensive income	-	-	-	-	-	$8,968	-
Cash dividends paid or accrued:							-
Common ($0.08 per share)	-	-	-	(1,836)	-		(1,836)
Preferred cumulative 5%	-	-	-	(724)	-		(724)
Accretion of preferred stock discount	177	-	-	(177)	-		-
Partial repurchase of preferred stock issued to the U.S. Treasury and associated accelerated accretion	(7,215)	-	-	(285)	-		(7,500)
Stock-based compensation expense (20,419 shares)	-	20	331	-	-		351
Exercise of stock options (31,920 shares)	-	32	278	-	-		310
Balance, June 30, 2011	$21,725	$22,800	$270,656	$105,063	$5,762		$426,006

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$6,897	$3,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,391	3,268
Amortization of intangible assets	825	825
Provision for loan losses	7,650	14,050
Deferred tax benefit	(466)	(600)
Stock-based compensation expense	351	277
Losses / impairments on foreclosed assets	495	441
Gains on sale of premises and equipment	(3)	(27)
Gain on sale of financial center	-	(748)
Gains on sale of securities available for sale	(21)	(321)
Mortgage banking-related fees	(3,596)	(4,051)
Proceeds from sale of mortgage loans	197,885	229,457
Origination of mortgage loans for sale	(162,686)	(223,541)
Amortization of securities premiums and accretion of discounts, net	595	857
Income on bank owned life insurance	(642)	(651)
Changes in assets and liabilities:
Decrease in accrued interest receivable	216	32
Decrease (increase) in other assets	3,828	(11,962)
Decrease in accrued interest payable	(125)	(840)
Increase in other liabilities	2,178	9,717
Net cash provided by operating activities	$56,772	$19,591

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$43,068	$29,773
Proceeds from sales and calls of securities available for sale	24,950	23,444
Purchase of securities available for sale	(145,172)	(82,779)
Net decrease in loans	27,039	39,020
Proceeds from sale of premises and equipment	4	26
Purchase of premises and equipment	(1,087)	(1,047)
Proceeds from sale of foreclosed assets	5,120	4,102
Cash paid in sale of financial center, net	-	(13,349)
Net cash used by investing activities	$(46,078)	$(810)

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$20,216	$45,971
Net decrease in certificates of deposit	(2,165)	(79,579)
Net increase in federal funds purchased and securities sold under agreements to repurchase	157	257
Principal payments on Federal Home Loan Bank advances	(25,000)	(10,000)
Proceeds from exercise of stock options	310	500
Partial repurchase of preferred stock issued to the U.S. Treasury	(7,500)	-
Cash dividends paid	(2,560)	(2,576)
Net cash used by financing activities	$(16,542)	$(45,427)

Decrease in cash and cash equivalents	$(5,848)	$(26,646)

Cash and Cash Equivalents
Beginning	139,886	152,926
Ending	$134,038	$126,280
Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$4,078	$5,982

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Participation in U.S. Treasury Capital Purchase Program

On December 19, 2008, the Company issued 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock") to the U.S. Treasury for $30 million pursuant to the U.S. Treasury Capital Purchase Program (“CPP”). Additionally, the Company issued 302,622 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share.  Proceeds from this sale of the Preferred Stock have been used for general corporate purposes, including supporting the continued, anticipated growth of the Company. The Preferred Stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve Bank of Richmond (the "Federal Reserve") during the first three years at par value plus accrued and unpaid dividends and thereafter without restriction.

On April 13, 2011, the Company redeemed 25%, or 7,500 shares, of its Preferred Stock.  The Preferred Stock was repurchased for $7.5 million and had a current carrying value of $7.2 million, net of $285 thousand unaccreted discount, on the Company’s consolidated balance sheet.  As a result of the repurchase, the Company accelerated the accretion of the $285 thousand discount and recorded a total reduction in shareholders’ equity of $7.5 million.  The accelerated accretion of the discount in the amount of $285 thousand was treated in a manner consistent with that for preferred dividends in reporting earnings available to common shareholders in the Company’s results of operations for the second quarter of 2011.

Initially, a value of $1.9 million was assigned to the common stock warrants based on their relative fair value, and $28.1 million was assigned to the Preferred Stock.  The discount was being accreted up to the original redemption amount of $30 million over a five year term.  Subsequent to the partial redemption on April 13, 2011, the remaining $785 thousand of the discount will be accreted up to the new redemption amount of $22.5 million over the remaining 2.5 year term.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and fair value of securities with gross unrealized gains and losses is presented below (in thousands).

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasuries	$10,000	$-	$-	$10,000	$-	$-	$-	$-
U. S. Government agencies	108,578	1,508	(13)	110,073	101,864	1,389	-	103,253
State and municipals	162,686	4,978	(347)	167,317	134,465	3,248	(890)	136,823
Corporate bonds	5,511	306	-	5,817	6,527	377	-	6,904
Collateralized mortgage obligations	8,191	165	-	8,356	9,294	203	-	9,497
Agency mortgage backed securities	150,974	4,742	(43)	155,673	119,595	3,587	(43)	123,139
Other	4,000	-	-	4,000	1,615	-	-	1,615
Total	$449,940	$11,699	$(403)	$461,236	$373,360	$8,804	$(933)	$381,231

The book value of securities pledged to secure public deposits and for other purposes amounted to $165.8 million and $156.3 million at June 30, 2011 and December 31, 2010, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Proceeds from sales/calls	$14,467	$3,373	$24,950	$23,444
Gross realized gains	11	19	21	329
Gross realized losses	-	-	-	(8)

As of June 30, 2011, securities with unrealized losses segregated by length of impairment were as follows (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for Sale
U. S. Government Agencies	$6,487	$(13)	$-	$-	$6,487	$(13)
Agency mortgage backed securities	15,477	(43)	-	-	15,477	(43)
State and municipals	22,496	(315)	827	(32)	23,323	(347)
Total temporarily impaired securities	$44,460	$(371)	$827	$(32)	$45,287	$(403)

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

As of June 30, 2011, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of June 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost and fair value of securities at June 30, 2011 are presented below by contractual maturity (in thousands).

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$38,174	$38,392
Due after one year through five years	125,870	128,992
Due after five years through ten years	81,427	84,113
Due after ten years	204,469	209,739
Total	$449,940	$461,236

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Derivative Financial Instruments

The Company uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors.  Interest rate swaps involve the exchange of fixed and variable rate interest payments between two counterparties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts.  The Company's interest rate swap qualifies as a cash flow hedge.  The Company's cash flow hedge effectively modifies the Company's exposure to interest rate risk by converting floating rate debt to a fixed rate debt with a maturity in 2013.

The notional amount of the cash flow hedge is $32.0 million.  At June 30, 2011, the cash flow hedge had a fair value of $260 thousand and is recorded in other liabilities.  The cash flow hedge was fully effective at June 30, 2011 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses ("ALLL") and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  These amounts are generally being amortized over the contractual life of the loan.

The Company’s loan portfolio is composed of the following (in thousands):
	June 30,	December 31,
	2010	2010
Construction and land development:
Residential	$172,244	$180,502
Commercial	56,649	57,135
Total construction and land development	228,893	237,637
Commercial real estate:
Commercial real estate - owner occupied	330,874	356,769
Commercial real estate - non-owner occupied	396,743	401,178
Farmland	17,034	17,561
Multifamily, nonresidential and junior liens	101,785	103,641
Total commercial real estate	846,436	879,149
Consumer real estate:
Home equity lines	267,338	264,945
Secured by 1-4 family residential, secured by first deeds of trust	450,612	457,300
Secured by 1-4 family residential, secured by second deeds of trust	43,640	46,108
Total consumer real estate	761,590	768,353
Commercial and industrial loans (except those secured by real estate)	192,725	183,693
Consumer and other:
Consumer installment loans	23,476	26,795
Deposit overdrafts	3,387	1,395
All other loans	1,646	1,874
Total consumer and other	28,509	30,064
Total loans	2,058,153	2,098,896
Deferred loan costs	651	588
Allowance for loan losses	(35,736)	(37,649)
Net loans	$2,023,068	$2,061,835

As of June 30, 2011 and December 31, 2010, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta ("FHLB") totaled $627.9 million and $630.5 million, respectively.

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

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (in thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Construction and land development	$11,644	$15,443	$-	$937
Commercial real estate	9,021	8,060	-	531
Consumer real estate	13,159	15,154	-	-
Commercial and industrial loans (except those secured by real estate)	4,228	4,277	-	423
Consumer and other	62	26	1	19
Total	$38,114	$42,960	$1	$1,910

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

If interest had been recognized on non-accrual loans, such income would have approximated $416 thousand and $1.1 million for the three months ended June 30, 2011 and 2010, respectively and $760 thousand and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
June 30, 2011
Construction and land development	$5,322	$3,362	$-	$11,644	$20,328	$208,565	$228,893
Commercial real estate	3,554	6,624	-	9,021	19,199	827,237	846,436
Consumer real estate	9,464	7,750	-	13,159	30,373	731,217	761,590
Commercial and industrial loans (except those secured by real estate)	672	1,280	-	4,228	6,180	186,545	192,725
Consumer and other	298	143	1	62	504	28,005	28,509
Total loans	$19,310	$19,159	$1	$38,114	$76,584	$1,981,569	$2,058,153

December 31, 2010
Construction and land development	$7,467	$1,064	$937	$15,443	$24,911	$212,721	$237,632
Commercial real estate	7,586	4,685	531	8,060	20,862	852,010	872,872
Consumer real estate	22,586	6,805	-	15,154	44,545	723,767	768,312
Commercial and industrial loans (except those secured by real estate)	791	1,139	423	4,277	6,630	170,390	177,020
Consumer and other	513	147	19	26	705	42,355	43,060
Total loans	$38,943	$13,840	$1,910	$42,960	$97,653	$2,001,243	$2,098,896

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan balances are charged off against the allowance when management believes a loan balance is uncollectable.  Subsequent recoveries, if any, are credited to the allowance.

The Company conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the ALLL and in the determination of the necessary provision for loan losses.  The review process generally begins with the identification of potential problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired, a specific reserve may be established based on the Company’s calculation of the loss embedded in the individual loan.  In addition to specific reserves on impaired loans, the Company has a nine point grading system for each non-homogeneous loan in the portfolio to reflect the risk characteristic of the loan.  The loans identified and measured for impairment are segregated from risk-rated loans within the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The ALLL is an accounting estimate and as such there is uncertainty associated with the estimate due to the level of subjectivity and judgment inherent in performing the calculation.  Management’s evaluation of the ALLL also includes considerations of existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of the Company's outsourced loan review consultants. The total of specific reserves required for impaired classified loans and the calculated reserves comprise the allowance for loan losses.  The look-back period for calculating historical losses is 3 years.  Management feels this is the appropriate period given where the Company is in the current credit cycle and to accurately reflect the risk in the loan portfolio.  The most current 12 month period continues to be heavily weighted as management considers it to be the most relevant considering current economic conditions.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the ALLL is as follows (in thousands):
	Three Months Ended June 30, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, April 1, 2011	$11,408	$7,879	$11,305	$6,721	$206	$37,519
Provisions for loan losses	884	773	906	576	11	3,150
Loans charged off	(2,897)	(287)	(1,299)	(1,208)	(129)	(5,820)
Recoveries	481	68	45	155	138	887
Net charge-offs	(2,416)	(219)	(1,254)	(1,053)	9	(4,933)

Balance, June 30, 2011	$9,876	$8,433	$10,957	$6,244	$226	$35,736

	Three Months Ended June 30, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, April 1, 2010	$17,467	$4,750	$8,797	$8,385	$1,245	$40,644
Provisions for loan losses	2,881	1,182	1,863	1,342	82	7,350
Loans charged off	(2,347)	(1,053)	(2,931)	(693)	(130)	(7,154)
Recoveries	96	3	171	145	270	685
Net charge-offs	(2,251)	(1,050)	(2,760)	(548)	140	(6,469)

Balance, June 30, 2010	$18,097	$4,882	$7,900	$9,179	$1,467	$41,525

	Six Months Ended June 30, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	2,202	1,792	2,225	1,405	26	7,650
Loans charged off	(3,859)	(1,640)	(2,235)	(2,830)	(235)	(10,799)
Recoveries	496	70	103	281	286	1,236
Net charge-offs	(3,363)	(1,570)	(2,132)	(2,549)	51	(9,563)

Balance, June 30, 2011	$9,876	$8,433	$10,957	$6,244	$226	$35,736

	Six Months Ended June 30, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2010	$17,867	$4,210	$9,244	$7,655	$1,196	$40,172
Provisions for loan losses	5,700	2,177	3,459	2,533	181	14,050
Loans charged off	(5,588)	(1,514)	(5,040)	(1,261)	(459)	(13,862)
Recoveries	118	9	237	252	549	1,165
Net charge-offs	(5,470)	(1,505)	(4,803)	(1,009)	90	(12,697)

Balance, June 30, 2010	$18,097	$4,882	$7,900	$9,179	$1,467	$41,525

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method for the periods ended June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Loans
June 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,806	$1,528	$420	$149	$-	$3,903
Collectively evaluated for impairment	8,070	6,905	10,537	6,095	226	31,833
Total ending allowance	$9,876	$8,433	$10,957	$6,244	$226	$35,736

Loans:
Individually evaluated for impairment	$12,045	$10,175	$2,386	$3,075	$-	$27,681
Collectively evaluated for impairment	216,848	836,261	759,204	189,650	28,509	2,030,472
Total loans	$228,893	$846,436	$761,590	$192,725	$28,509	$2,058,153

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$1,607	$886	$364	$2,667	$-	$5,524
Collectively evaluated for impairment	9,430	7,325	10,500	4,721	149	32,125
Total ending allowance	$11,037	$8,211	$10,864	$7,388	$149	$37,649

Loans:
Individually evaluated for impairment	$13,538	$10,209	$4,403	$5,703	$-	$33,853
Collectively evaluated for impairment	224,094	868,940	763,950	177,990	30,064	2,065,043
Total loans	$237,632	$879,149	$768,353	$183,693	$30,064	$2,098,896

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

Impaired loans totaled $60.9 million and $62.4 million at June 30, 2011 and December 31, 2010, respectively.  Included in these balances were $48.0 million and $43.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  All TDRs are considered impaired.  For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered non-accrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms.

The following table provides information on performing and nonperforming restructures for the periods presented (in thousands):
	June 30,	December 31,
	2011	2010
Performing restructurings:
Construction and land development	$5,700	$5,163
Commercial real estate	6,345	6,680
Consumer real estate (mortgage modification program)	27,097	24,674
Commercial and industrial loans (except those secured by real estate)	491	3,181
Consumer and other	-	-
Total performing restructurings	$39,633	$39,698

Nonperforming restructurings:
Construction and land development	$1,524	$300
Commercial real estate	1,415	-
Consumer real estate (mortgage modification program)	2,831	3,208
Commercial and industrial loans (except those secured by real estate)	2,584	-
Consumer and other	-	-
Total nonperforming restructurings	$8,354	$3,508

Total restructurings	$47,987	$43,206

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  At June 30, 2011 and December 31, 2010, $39.6 million and $39.7 million, respectively, of performing TDRs were accruing interest.  The following table shows interest income recognized on impaired loans (in thousands):
	Three Months Ended June 30, 2011
	Interest income recognized	Cash-basis interest income recognized
2011
Construction and land development	$59	$59
Commercial real estate	81	85
Consumer real estate	4	4
Commercial and industrial loans (except those secured by real estate)	(16)	7
Consumer and other	-	-
Total	$128	$155

2010
Construction and land development	$-	$-
Commercial real estate	44	31
Consumer real estate	-	-
Commercial and industrial loans (except those secured by real estate)	48	56
Consumer and other	-	-
Total	$92	$87

	Six Months Ended June 30, 2011
	Interest income recognized	Cash-basis interest income recognized
2011
Construction and land development	$94	$104
Commercial real estate	160	172
Consumer real estate	53	52
Commercial and industrial loans (except those secured by real estate)	37	45
Consumer and other	-	-
Total	$344	$373

2010
Construction and land development	$-	$-
Commercial real estate	49	52
Consumer real estate	2	3
Commercial and industrial loans (except those secured by real estate)	48	56
Consumer and other	-	-
Total	$99	$111

Cash basis interest income illustrates income that would have been recognized solely based on cash payments received.  Interest income recognized differs from the cash basis due to the movement of loans between performing and nonperforming status during the periods presented.  Other than these TDRs, no interest income has been recognized on impaired loans subsequent to their classification as impaired.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In order to measure the amount of impairment, the Company evaluates loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $60.9 million of impaired loans at June 30, 2011, $33.2 million was collectively evaluated for impairment and $27.7 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $14.8 million of TDRs, is presented below (in thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
June 30, 2011
Loans without a specific valuation allowance:
Construction and land development	$2,760	$2,848	$-	$3,693
Commercial real estate	2,056	2,164	-	4,527
Consumer real estate	818	842	-	2,457
Commercial and industrial loans (except those secured by real estate)	2,584	2,584	-	861
Loans with a specific valuation allowance:
Construction and land development	9,285	9,967	1,806	9,162
Commercial real estate	8,119	8,127	1,528	5,365
Consumer real estate	1,568	1,598	420	1,100
Commercial and industrial loans (except those secured by real estate)	491	491	149	3,538
Total	$27,681	$28,621	$3,903	$30,703

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators

The Company categorizes all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by setting the risk grade at the inception of a loan through the approval process.  The definitions used were last updated in early 2010.  The risk grades are formally affirmed quarterly by loan officers.  In addition, a certain percentage of loan dollars is reviewed each year through the Company’s loan review process.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers.  As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. The Company uses the following definitions for risk ratings:

•	Risk Grade 1 – Prime Risk. Loss potential is rated as none or extremely low. Loans fully secured by deposit accounts at the Company’s subsidiary bank will also be rated as Risk Grade 1.

•	Risk Grade 2 – Excellent Risk. Loss potential is demonstrably low. Borrowers have liquid financial statements or loans are secured by marketable securities or other liquid collateral.

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

The Company utilizes its nine point grading system in order to evaluate the level of inherent risk in the loan portfolio as part of its ALLL methodology.    Loans graded 5 or worse are assigned an additional reserve factor stated in basis points in order to account for the added inherent risk.  Additional basis points are applied as a reserve factor to the loan balances as the corresponding loan grades indicate additional risk and increase from grade 5 to grade 8.

Loans not rated are either commercial loans less than $25 thousand, consumer purpose loans or are included in groups of homogenous loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Risk Grade
	1	2	3	4	5	6	7	8	9
June 30, 2011
Construction and land development	$-	$-	$1,930	$71,385	$42,415	$10,407	$50,464	$3,403	$-
Commercial real estate	-	482	86,728	407,665	221,038	40,634	86,412	3,477	-
Consumer real estate	-	570	10,023	110,067	71,791	5,865	32,093	527	-
Commercial and industrial loans (except those secured by real estate)	914	4,250	34,401	103,736	32,015	6,623	10,744	42	-
Consumer and other	-	-	5	844	68	-	53	-	-
Total	$914	$5,302	$133,087	$693,697	$367,327	$63,529	$179,766	$7,449	$-

December 31, 2010
Construction and land development	$-	$275	$2,481	$79,613	$31,468	$12,588	$59,301	$4,464	$-
Commercial real estate	-	1,957	102,520	451,984	178,279	55,178	82,232	624	98
Consumer real estate	-	991	12,533	121,066	53,867	11,627	28,238	1,301	-
Commercial and industrial loans (except those secured by real estate)	1,190	1,901	26,915	105,294	20,622	8,342	9,662	3,094	-
Consumer and other	-	873	3,404	6,406	2,278	-	-	-	-
Total	$1,190	$5,997	$147,853	$764,363	$286,514	$87,735	$179,433	$9,483	$98

The Company considers the performance of the loan portfolio and its impact on the ALLL.  For smaller-balance homogenous residential and consumer loans, the Company also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity:

	Consumer real estate		Consumer and other
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$571,807	$577,388	$27,483	$30,073
Nonperforming	7,736	8,743	56	26
Total	$579,543	$586,131	$27,539	$30,099

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2011 and 2010.  Potential dilutive stock had no effect on income available to common stockholders for the three month periods (in thousands, except share and per share amounts).

	June 30,
	2011	2010
Earnings per common share
Net income	$4,025	$1,553
Preferred stock dividends and accretion	(721)	(465)
Net income available to common shareholders	3,304	1,088
Weighted average common shares issued and outstanding	22,792,342	22,716,350
Earnings per common share	$0.15	$0.05

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,792,342	22,716,350
Restricted stock	65,188	53,374
Incentive stock options	855	3,220
Stock options	1,914	12,567
Total diluted weighted average common shares issued and outstanding	22,860,299	22,785,511
Diluted earnings per common share	$0.14	$0.05

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2011 and 2010.  Potential dilutive stock had no effect on income available to common stockholders for the six month periods (in thousands, except share and per share amounts).

	June 30,
	2011	2010
Earnings per common share
Net income	$6,897	$3,408
Preferred stock dividends and accretion	(1,186)	(923)
Net income available to common shareholders	5,711	2,485
Weighted average common shares issued and outstanding	22,777,045	22,695,536
Earnings per common share	$0.25	$0.11

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,777,045	22,695,536
Restricted stock	68,322	48,195
Incentive stock options	1,259	2,513
Stock options	4,710	12,160
Total diluted weighted average common shares issued and outstanding	22,851,336	22,758,404
Diluted earnings per common share	$0.25	$0.11

In 2011 and 2010, stock options and restricted stock representing 392,693 and 475,700 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.  For the six month calculation of earnings per share 391,629 and 486,575 shares in 2011 and 2010, respectively, were excluded.

7.	Goodwill

During the second quarter of 2011, the Company changed the date of its annual impairment testing for goodwill from September 30th to October 1st. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the later date provides the Company additional time for the completion of its annual impairment testing in conjunction with its budget process while also performing the testing in the final quarter of the year. For fiscal year 2011, management will test goodwill for impairment on both September 30, 2011 and October 1, 2011 as part of the process of changing the annual impairment testing date to October 1st.  A preferability letter from the Company’s independent registered public accounting firm regarding this change in accounting principle has been filed as Exhibit 18.1 to this quarterly report on Form 10-Q for the period ended June 30, 2011.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $187 thousand and $351 thousand during the three and six months ended June 30, 2011, respectively and $124 thousand and $277 thousand during the three and the six months ended June 30, 2010, respectively.

A summary of the stock option plan at June 30, 2011 and 2010 and changes during the periods ended on those dates are as follows:

	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at January 1,	498,174	$19.98	575,046	$18.93
Forfeited	(10,704)	18.69	(2,383)	13.17
Expired	(11,010)	21.03	(6,892)	-
Exercised	(31,920)	9.71	(55,450)	22.68
Outstanding at June 30,	444,540	$20.73	510,321	$19.90

Exercisable at June 30, 2011	400,321		433,706

The aggregate intrinsic value of the options outstanding as of June 30, 2011 was $34 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2011 and the exercise price, multiplied by the number of options outstanding).  The aggregate intrinsic value of the options currently exercisable as of June 30, 2011 was $34 thousand.  The weighted average remaining contractual life is 2.9 years for exercisable options at June 30, 2011.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2011 and the related activity during the period:
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(in thousands)

Nonvested at January 1, 2011	152,090	$12.21	$2,211
Granted	77,041	13.48
Vested and exercised	(20,419)	14.09	$287
Forfeited	(11,048)	12.59
Nonvested at June 30, 2011	197,664	$12.49	$2,394

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2011 that will be recognized in future periods is as follows (in thousands):
	Stock Options	Nonvested Restricted Stock	Total

For the remaining six months of 2011	$26	$384	$410
For year ending December 31, 2012	52	643	695
For year ending December 31, 2013	19	520	539
For year ending December 31, 2014	1	248	249
For year ending December 31, 2015	-	62	62
For year ending December 31, 2016	-	7	7
Total	$98	$1,864	$1,962

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value Measurements

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

Assets and Liabilities Measured on a Recurring Basis:

Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities generally include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Deferred compensation plans: Assets and liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis as Level 1 based on the fair value of the underlying securities. Fair value measurement is based upon the fair value of the securities as described above.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized below (in thousands).
		Fair Value Measurements at
		June 30, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Treasuries	$10,000	$10,000	$-	$-
U. S. Government agencies	110,073	-	110,073	-
State and municipals	167,317	-	167,317	-
Corporate bonds	5,817	-	5,817	-
Collateralized mortgage obligations	8,356	-	8,356	-
Mortgage backed securities	155,673	-	155,673	-
Other assets	6,750	6,750	-	-
Total assets at fair value	$463,986	$16,750	$447,236	$-

Other liabilities 1	$2,750	$2,750	$-	$-
Cash flow hedge	260	-	260	-
Total liabilities at fair value	$3,010	$2,750	$260	$-

1 Includes liabilities associated with deferred compensation plans.

		Fair Value Measurements at
		December 31, 2010
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$103,253	$-	$103,253	$-
State and municipals	136,823	-	136,823	-
Corporate bonds	6,904	-	6,904	-
Collateralized mortgage obligations	9,497	-	9,497	-
Mortgage backed securities	123,139	-	123,139	-
Other assets	4,335	4,335	-	-
Cash flow hedge	$98	$-	$98	$-
Total assets at fair value	$384,049	$4,335	$379,714	$-

Other liabilities 1	2,720	2,720	-	-
Total liabilities at fair value	$2,720	$2,720	$-	$-

1 Includes liabilities associated with deferred compensation plans.

The change in the balance sheet carrying values associated with Company determined market priced assets measured at fair value on a recurring basis during the six months ended June 30, 2011 was not significant and there were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2011.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured on a Nonrecurring Basis:

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an ALLL is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using one of three methods: the fair value of the collateral (less estimated selling costs), the loan’s observable market value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral has deteriorated below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices, which would be a Level 1 value. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be a Level 2 value. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2011 are included in the table below (in thousands).
		Fair Value Measurements at
		June 30, 2011
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$60,919	$-	$10,399	$50,520
Loans held for sale - mortgage	20,119	-	20,119	-
Loans held for sale - other assets	292	-	-	292
Foreclosed assets	9,149	-	-	9,149
Total assets at fair value	$90,479	$-	$30,518	$59,961

		Fair Value Measurements at
		December 31, 2010
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$62,397	$-	$15,121	$47,276
Loans held for sale - mortgage	51,722	-	51,722	-
Loans held for sale - other assets	514	-	-	514
Foreclosed assets	10,894	-	-	10,894
Total assets at fair value	$125,527	$-	$66,843	$58,684

The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The carrying amount approximates fair value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

The estimated fair values of the Company's financial instruments at June 30, 2011 and December 31, 2010, are as follows:
	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$134,038	134,038	$139,886	$139,886
Investment securities	461,236	461,236	381,231	381,231
Mortgage loans held for sale	20,119	20,119	51,722	51,722
Loans, net	2,023,068	1,837,829	2,061,835	1,794,267
Accrued interest receivable	9,101	9,101	9,317	9,317

Financial liabilities:
Deposits	$2,404,153	$2,411,001	$2,386,102	$2,394,156
Federal funds purchased and
securities sold under agreements
to repurchase	1,144	1,144	987	987
Federal Home Loan Bank advances	60,000	63,266	85,000	86,363
Subordinated debt	32,991	32,945	32,991	32,945
Accrued interest payable	2,153	2,153	2,278	2,278

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of June 30, 2011 and December 31, 2010, consisted of the common stock of the FHLB, which is included in Other assets.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on May 13, 2011, that it approved a dividend at the rate of 0.81% for the first quarter of 2011.  The FHLB repurchased $1.8 million of capital stock in the second quarter, leaving a remaining balance of $3.4 million in excess FHLB capital stock as of June 30, 2011.  The excess stock balance represents stock that the Company is not required to hold for which the FHLB is currently unable to redeem.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2011.

11.	Segment Information

The Company operates in three business segments, organized around the different products and services offered:
•	Commercial Banking
•	Mortgage Banking
•	Wealth Management

Commercial Banking includes commercial, business and retail banking.  This segment provides customers with products such as commercial loans, small business loans, real estate loans, business financing and consumer loans.  In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  Mortgage Banking engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best-efforts basis.  Wealth Management provides investment and financial advisory services to businesses and individuals, including financial planning, retirement planning, estate planning, trust and custody services, investment management, escrows, and retirement plans.  The "Other" column in the table below represents holding company activities and is not considered a segment.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2011 and 2010 is as follows:

At and for the Three Months Ended June 30, 2011

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,154	$155	$-	$(266)	$-	$24,043
Provision for loan losses	3,150	-	-	-	-	3,150
Noninterest income	5,747	1,565	1,353	25	(1,169)	7,521
Noninterest expense	21,388	1,636	1,162	203	(1,169)	23,220
Provision for income taxes	1,248	25	57	(161)	-	1,169
Net income (loss)	$4,115	$59	$134	$(283)	$-	$4,025

Total Assets	$2,905,049	$21,019	$537	$462,668	$(453,832)	$2,935,441
Average Assets	$2,894,549	$14,775	$406	$461,782	$(453,166)	$2,918,346

At and for the Three Months Ended June 30, 2010

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,171	$311	$-	$(264)	$-	$23,218
Provision for loan losses	7,350	-	-	-	-	7,350
Noninterest income	6,413	1,532	1,271	213	(1,048)	8,381
Noninterest expense	20,682	1,674	961	523	(1,048)	22,792
Provision for income taxes	19	51	93	(260)	-	(96)
Net income (loss)	$1,533	$118	$217	$(314)	$-	$1,553

Total Assets	$2,925,922	$43,564	$499	$462,512	$(444,712)	$2,987,785
Average Assets	$2,935,245	$31,839	$156	$460,568	$(442,855)	$2,984,954

At and for the Six Months Ended June 30, 2011

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$48,033	$400	$-	$(527)	$-	$47,906
Provision for loan losses	7,650	-	-	-	-	7,650
Noninterest income	11,391	3,440	2,692	51	(2,383)	15,191
Noninterest expense	42,943	3,541	2,255	399	(2,383)	46,755
Provision for income taxes	1,893	89	131	(318)	-	1,795
Net income (loss)	$6,938	$210	$306	$(557)	$-	$6,897

Average Assets	$2,885,277	$19,701	$287	$463,038	$(453,988)	$2,914,316

At and for the Six Months Ended June 30, 2010

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$47,767	$666	$-	$(2,716)	$-	$45,717
Provision for loan losses	7,650	-	-	6,400	-	14,050
Noninterest income	11,648	3,412	2,463	1,793	(2,121)	17,195
Noninterest expense	43,354	3,437	1,948	(1,280)	(2,121)	45,338
Provision for income taxes	1,767	192	154	(1,997)	-	116
Net income (loss)	$6,644	$449	$361	$(4,046)	$-	$3,408

Average Assets	$2,941,604	$32,731	$176	$460,021	$(442,605)	$2,991,928

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	New Authoritative Accounting Guidance

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This Update will result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States and international financial reporting standards through changes to wording used to describe and disclose information about fair value measurements, clarification about the application of existing requirements, and changes to particular principles for measuring fair value or for disclosing information about those measurements.  This guidance becomes effective for the Company during the first interim period beginning after December 15, 2011.  The Company does not expect a material effect on its consolidated financial position or consolidated results of operations based on the clarification about application or changes to principles from the new standard.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  This Update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable.  The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented.  This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company currently presents other comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income and plans to adopt the new disclosure requirements in its annual report on Form 10-K for the fiscal year ending December 31, 2011.

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

Results of Operations

The Company’s second quarter 2011 earnings were $4.0 million and net income available to common shareholders, which deducts from net income the dividends and discount accretion on preferred stock, was $3.3 million, or $0.14 per diluted common share. Those results compare to net income available to common shareholders of $1.1 million, or $0.05 per diluted common share during the same quarter in the prior year, and net income available to common shareholders of $2.4 million or $0.11 per diluted common share recognized for the first quarter of 2011. Credit quality continued to improve during the second quarter, as evidenced by favorable trends in nonperforming loans and overall nonperforming assets.  The credit quality improvement resulted in lower loan loss provisioning and mortgage indemnification losses, which along with increased retail banking fees and reduced FDIC insurance premiums, contributed to the growth in recurring earnings as compared to the previous quarter.

The Company’s net income for the six month period ended June 30, 2011 was $6.9 million and net income available to common shareholders was $5.7 million, or $0.25 per diluted common share. Those results compare to net income available to common shareholders of $2.5 million, or $0.11 per diluted common share during the same period in the prior year.  Improved net interest income driven by reduced funding costs, continued asset quality improvement that resulted in lower loan loss provision levels and decreased mortgage indemnification losses contributed to the growth in recurring earnings.

Operating Segment Results

Revenue from the mortgage banking segment totaled $1.5 million for the second quarter of 2011, or down $533 thousand or 25.8%, compared to $2.1 million for the first quarter of 2011 and down $526 thousand or 25.6% when compared to the same quarter in 2010.  Revenue from the mortgage banking segment totaled $3.6 million for the first half of 2011, or down $455 thousand or 11.2% compared to $4.1 million for the first half of 2010.  The revenue decrease compared to both the sequential quarter and the same period in the prior year was associated with comparatively higher mortgage rates resulting in reduced refinance activity.

Retail banking fee income from the commercial bank segment amounted to $3.8 million for the second quarter of 2011, an increase of $284 thousand or 8.0% compared to $3.6 million for the first quarter of 2011. This sequential quarter increase was attributable to an increase of $136 thousand and $137 thousand in consumer NSF revenue and debit card interchange income, respectively.

Retail banking fee income from the commercial bank segment amounted to $7.4 million for the first half of 2011, a decrease of $818 thousand or 10.0% compared to $8.2 million for the first half of 2010. This decrease was attributable to a net decrease of $1.2 million in consumer and commercial NSF income, offset by a $377 thousand increase in interchange income.

Wealth management revenues from trust and brokerage fees for the second quarter of 2011 were $1.4 million or up $13 thousand or 1.0% and $82 thousand or 6.4% when compared to $1.3 million realized during both the first quarter of 2011 and the second quarter of 2010, respectively. Wealth management revenues from trust and brokerage fees for the first half of 2011 were $2.7 million or up $229 thousand or 9.3% when compared to $2.5 million realized during the first half of 2010. Higher fee realizations attributed to the revenue increase for all periods under comparison. Fiduciary assets decreased $16.0 million, or 3.6% sequentially to $450.6 million, compared to $466.6 million at March 31, 2011.

Net Interest Income

Net interest income on a tax-equivalent basis amounted to $24.8 million for the second quarter of 2011, which compares favorably to $24.6 million for the first quarter of 2011, and $23.8 million for the same period in prior year. The net interest margin was 3.83% for the second quarter, compared to 3.85% for the first quarter of 2011 and 3.59% for the second quarter of 2010. The average yield on earning assets for the current quarter decreased 5 basis points sequentially to 4.80% as compared to 4.85% for the first quarter of 2011, which was offset by improvement in the cost of interest bearing liabilities, which contracted 3 basis points from 1.20% during the first quarter of 2011 to 1.17% during the second quarter of 2011.  The re-pricing of interest earning assets outpaced the re-pricing of interest bearing liabilities during the second quarter as investment yields and loan yields contracted 17 basis points and 3 basis points, respectively,  on a sequential basis.   Investment yields have contracted due to lower yields realized on the recent investment of excess liquidity in the current low rate environment, while loan yields have contracted due to repricing within the current portfolio and lower yields realized on new production.  The 2 basis point improvement to the cost of funds was driven by the 2 basis point reduction in the cost of interest bearing deposits.

Net interest income on a tax-equivalent basis amounted to $49.4 million for the first six months of 2011, which compares to $46.9 million for the first six months of 2010.  The net interest margin was 3.84% for the first six months of 2011, compared to 3.55% for the first six months of 2010. The average yield on earning assets for the first half of 2011 decreased 15 basis points to 4.83% as compared to 4.98% for the first half of 2010, which was more than offset by improvement in the cost of interest bearing liabilities, which contracted 51 basis points from 1.69% during the first half of 2010 to 1.18% during the first half of 2011. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during the first half as a significant decrease in the cost of all deposit categories and a 16 basis point decrease in the cost of FHLB advances resulted in a net 51 point decrease overall.  Loan yields contracted 10 basis points due to repricing within the current portfolio and lower yields realized on new production due to the protracted low rate environment and increased competition.

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	For the Three Months Ended June 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,077,768	$27,110	5.23%	$2,168,536	$28,901	5.35%
Investment securities
Taxable	258,042	1,824	2.80%	268,782	2,201	3.24%
Tax exempt (1)	145,174	2,149	5.86%	104,139	1,583	6.01%
Total investments	403,216	3,973	3.90%	372,921	3,784	4.01%

Interest bearing deposits	100,578	52	0.20%	60,854	30	0.20%
Federal funds sold	19,573	12	0.24%	61,986	40	0.26%
	523,367	4,037	3.05%	495,761	3,854	3.07%

Total earning assets	2,601,135	$31,147	4.80%	2,664,297	$32,755	4.93%

Total nonearning assets	317,211			320,657

Total assets	$2,918,346			$2,984,954

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$568,142	$530	0.37%	$571,920	$902	0.63%
Money market	426,031	1,053	0.99%	389,863	1,120	1.15%
Savings	276,589	415	0.60%	224,076	482	0.86%
Time deposits:
Less than $100,000	539,493	2,282	1.70%	615,084	3,311	2.16%
$100,000 and more	265,441	1,253	1.89%	290,634	1,788	2.47%
Total interest-bearing deposits	2,075,696	5,533	1.07%	2,091,577	7,603	1.46%

Federal funds purchased and securities sold under agreements to repurchase	1,155	9	3.08%	950	7	2.91%
Federal Home Loan Bank advances and other borrowings	60,000	518	3.42%	122,913	1,059	3.41%
Subordinated debt	32,991	266	3.19%	32,991	263	3.15%

	94,146	793	3.33%	156,854	1,329	3.35%

Total interest-bearing liabilities	2,169,842	6,326	1.17%	2,248,431	8,932	1.59%

Total noninterest-bearing liabilities	323,223			311,480

Total liabilities	2,493,065			2,559,911
Stockholders' equity	425,281			425,043

Total liabilities and stockholders' equity	$2,918,346			$2,984,954

Net interest income (tax equivalent)		$24,821			$23,823
Average interest rate spread			3.63%			3.34%
Interest expense as percentage of average earning assets			0.98%			1.34%
Net interest margin			3.83%			3.59%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	For the Six Months Ended June 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,090,827	$54,413	5.25%	$2,186,318	$58,038	5.35%
Investment securities
Taxable	243,954	3,544	2.89%	264,353	4,488	3.38%
Tax exempt (1)	137,290	4,077	5.91%	104,906	3,194	6.06%
Total investments	381,244	7,621	3.98%	369,259	7,682	4.14%

Interest bearing deposits	88,875	89	0.20%	52,503	58	0.22%
Federal funds sold	35,393	44	0.25%	57,492	73	0.25%
	505,512	7,754	3.05%	479,254	7,813	3.24%

Total earning assets	2,596,339	$62,167	4.83%	2,665,572	$65,851	4.98%

Total nonearning assets	317,977			326,356

Total assets	$2,914,316			$2,991,928

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$563,792	$1,064	0.38%	$565,395	$2,234	0.80%
Money market	423,133	2,094	1.00%	391,046	2,414	1.24%
Savings	272,743	883	0.65%	212,136	931	0.89%
Time deposits:
Less than $100,000	541,117	4,525	1.69%	629,318	6,887	2.21%
$100,000 and more	264,809	2,501	1.90%	301,406	3,744	2.50%
Total interest-bearing deposits	2,065,594	11,067	1.08%	2,099,301	16,210	1.56%

Federal funds purchased and securities sold under agreements to repurchase	1,099	16	2.90%	906	13	2.85%
Federal Home Loan Bank advances and other borrowings	69,945	1,158	3.29%	125,028	2,169	3.45%
Subordinated debt	32,991	528	3.18%	32,991	522	3.15%

	104,035	1,702	3.25%	158,925	2,704	3.38%

Total interest-bearing liabilities	2,169,629	12,769	1.18%	2,258,226	18,914	1.69%

Total noninterest-bearing liabilities	318,187			310,043

Total liabilities	2,487,816			2,568,269
Stockholders' equity	426,500			423,659

Total liabilities and stockholders' equity	$2,914,316			$2,991,928

Net interest income (tax equivalent)		$49,398			$46,937
Average interest rate spread			3.64%			3.29%
Interest expense as percentage of average earning assets			0.99%			1.43%
Net interest margin			3.84%			3.55%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total noninterest income amounted to $7.5 million for the second quarter of 2011, or down $153 thousand or 2.0% on a sequential basis compared to $7.7 million for the first quarter of 2011, and down $854 thousand or 10.2% compared to the same period in the prior year. The sequential quarter decrease on a consolidated basis was largely attributable to a $533 thousand contraction in mortgage banking related fees and a $238 thousand increase in losses on foreclosed assets.  These two reductions in noninterest income were in part offset by a $284 thousand increase in retail banking fees and a decrease of $268 thousand on losses from mortgage indemnifications.  The $854 thousand decrease in operating noninterest income compared to the same quarter in the prior year stemmed from a contraction in both mortgage revenues and retail banking fees of $526 thousand and $454 thousand, respectively.  These contractions were in part offset by a $471 thousand decrease in losses from mortgage indemnifications and an increase of $82 thousand in wealth management revenues.

Total noninterest income amounted to $15.2 million for the first six months of 2011, or down $2.0 million or 11.7% compared to the same period in the prior year. Decreases in both retail banking fees of $818 thousand and mortgage banking-related fees of $455 thousand were offset by a $339 thousand decrease in losses on mortgage indemnifications and repurchases, reflecting anticipated reduction in exposure due to a mortgage indemnification settlement made in the fourth quarter of 2010.

Noninterest Expense

StellarOne’s efficiency ratio was 69.8% for the second quarter of 2011, compared to 71.5% for the first quarter of 2011 and 69.1% for the same quarter in 2010.  The sequential quarter decrease in the efficiency ratio reflects a slight decrease in noninterest expense and a slight increase in total revenue. Noninterest expense for the second quarter amounted to $23.2 million, or down $316 thousand or 1.3% when compared to $23.5 million for the first quarter of 2011 and up $429 thousand, or 1.9%, when compared to the second quarter of 2010. The sequential quarter decrease was driven by decreases of $236 thousand in FDIC insurance expense, $89 thousand in occupancy costs and $51 thousand in compensation and benefits, which were offset by a $126 thousand increase in supplies and equipment related expenses.  FDIC insurance expense is expected to be consistent with second quarter amounts on a go forward basis due to revised regulatory guidance in determining the expense and an improvement in the Company's risk rating.  The decrease in compensation and benefits expense was due in part to the lower mortgage volume and the compensation of our mortgage orginators will continue to be dependent on future volume. The increase relative to same quarter in 2010 can be attributed to a $1.2 million or 10.9% increase in compensation and benefits, partly offset by decreases in occupancy costs, FDIC insurance and professional fees. The compensation and benefit increase is related to efforts to build human capital in key management positions over the past eighteen months, and the reestablishment of incentive plans for revenue producing units. This line item is being closely managed through multiple Company-wide initiatives that we believe will result in future cost savings.

StellarOne’s efficiency ratio was 70.6% for the first half of 2011, compared to 69.3% for the first half of 2010.  The increase in the efficiency ratio reflects an increase in noninterest expense. Noninterest expense for the first half amounted to $46.8 million, or up $1.5 million or 3.1% when compared to $45.3 million for the first half of 2010. The increase was driven by an increase of $2.3 million in compensation and employee benefits, offset by a decrease of $914 thousand in FDIC insurance expense due to revised regulatory guidance in determining the expense.  The decrease in FDIC insurance expense is expected to continue going forward.  As noted above, the compensation and benefit increase is related to efforts to build human capital in key management positions over the past eighteen months, and the reestablishment of incentive plans for revenue producing units.  These costs are being closely managed and future cost savings are anticipated.

Income Taxes

Income tax expense for the second quarter of 2011 was $1.2 million, resulting in an effective tax rate of 22.5%, compared to an income tax benefit of $96 thousand for the second quarter of 2010, or an effective rate of 6.6%.  For the six month period ended June 30, 2011, income tax expense was $1.8 million, or an effective rate of 20.6% compared to $116 thousand, or an effective rate of 3.3% for the same period in 2010. The volatility in the effective tax rate on a comparative basis is a result of elevated provisioning levels in the prior year that reduced pretax earnings to a near breakeven level, which is proportionately much smaller in relation to permanent tax differences. As pretax results approach the breakeven point substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Although there is uncertainty surrounding the current economic environment, which is causing provisioning to be elevated on a historical basis and is driving the Company’s effective tax rate, the effective rate for the first six months of 2011 is within the estimated range of probable rates expected for the annualized period.

Asset Quality

Credit quality continued to improve during the second quarter.  Favorable trends were noted in both nonperforming loans and delinquencies. StellarOne’s nonperforming assets totaled $47.3 million at June 30, 2011, down $4.9 million or 9.5% from $52.2 million at March 31, 2011 and down $23.3 million or 33.0% compared to $70.6 million at June 30, 2010.  The ratio of nonperforming assets as a percentage of total assets decreased sequentially to 1.61% as of June 30, 2011, compared to 1.80% as of March 31, 2011 and 2.36% at June 30, 2010.

Nonperforming loans decreased $5.1 million or 11.7% on a sequential quarter basis to $38.1 million at June 30, 2011, when compared to $43.2 million at March 31, 2011 and were down $26.5 million or 41.0% compared to $64.6 million at June 30, 2010. Of the $38.1 million in total nonperforming loans, 34.5% or $13.2 million are consumer real estate loans, 30.6% or $11.6 million are construction and land development loans and 23.7% or $9.0 million are commercial real estate loans.  Foreclosed assets totaled $9.1 million at June 30, 2011 or essentially flat compared to $9.0 million at March 31, 2011 and up 53.7% compared to $6.0 million as of June 30, 2010. Past due and matured loans between 30 and 89 days were down for the second quarter in a row and totaled $38.5 million at June 30, 2011, down $3.3 million or 7.9% compared to $41.8 million at March 31, 2011. TDRs amounted to $48.0 million at June 30, 2011, an increase of $2.6 million as compared to $45.4 million at March 31, 2011. Of the total restructurings, $39.6 million are on accrual status, and $29.9 million represent residential consumer real estate loans under a mortgage modification program.

Annualized net charge-offs as a percentage of average loans receivable amounted to 0.95% for the second quarter of 2011, up slightly compared to 0.88% for the first quarter of 2011 results and down from 1.19% for the second quarter of 2010.  Net charge-offs for the second quarter of 2011 totaled $4.9 million or up $303 thousand compared to the $4.6 million realized during the first quarter of 2011 and down $1.5 million when compared to $6.5 million during the second quarter of 2010.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

StellarOne recorded a provision for loan losses of $3.2 million for the second quarter of 2011, a decrease of $1.4 million compared to the $4.5 million recognized for the first quarter of 2011 and a decrease of $4.2 million compared to the second quarter of 2010.  The second quarter 2011 provision compares to net charge-offs of $4.9 million, resulting in an ALLL of $35.7 million at June 30, 2011, a decrease of $1.8 million when compared to $37.5 million at March 31, 2011. The allowance as a percentage of total loans was 1.74% at June 30, 2011, down eight basis points when compared to 1.82% at March 31, 2011.  The allowance as a percentage of nonperforming loans improved to 93.8% at June 30, 2011, or up 6.9% when compared to 86.9% at March 31, 2011 and up 41.3% when compared to 52.5% at June 30, 2010.

The Company’s nonaccrual loans are composed of the following (in thousands):

	June 30, 2011
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$228,893	$11,644	5.09%
Commercial real estate	846,436	9,021	1.07%
Consumer real estate	761,590	13,159	1.73%
Commercial and industrial loans (except those secured by real estate)	192,725	4,228	2.19%
Consumer and other	28,509	62	0.22%
Total loans	$2,058,153	$38,114	1.85%

The following table provides information on asset quality statistics for the periods presented (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual loans	$29,759	$39,966	$62,022
Troubled debt restructurings - non-accrual status	8,354	3,508	2,595
Foreclosed assets	9,149	10,894	5,953
Total non-performing assets	$47,262	$54,368	$70,570
Nonperforming assets to total assets	1.61%	1.85%	2.36%
Nonperforming assets to loans and foreclosed property	2.29%	2.58%	3.31%
Allowance for loan losses as a percentage of loans receivable	1.74%	1.79%	1.95%
Allowance for loan losses as a percentage of nonperforming loans	94.48%	87.60%	58.84%
Annualized net charge-offs as a percentage of average loans receivable	0.95%	1.43%	1.19%

Liquidity and Capital Resources

Capital Resources

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements.  Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment.  The Company’s capital management strategies have been developed in a manner that seeks to provide attractive rates of returns to stockholders, while maintaining its “well-capitalized” position at the banking subsidiary.

The primary source of capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $1.8 million and $724 thousand in common and preferred dividends, respectively, during the six month period ended June 30, 2011.  These dividends combined with net income of $6.9 million and the accretion of the preferred stock discount resulted in an increase to retained earnings of $3.9 million during the period.  Future dividends will be dependent upon the Company’s ability to generate earnings in future periods, its capital adequacy and liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  The most recent notification from the Federal Reserve Bank of Richmond categorized the Company and the subsidiary bank as “well capitalized” under FIDICIA.  There are no conditions or events that management believes have changed the Company’s or subsidiary bank’s well capitalized position including the redemption of 25%, or 7,500 shares, of  the Preferred Stock which occurred on April 13, 2011.

The following table includes information with respect to the Company’s and the subsidiary Bank's risk-based capital and equity levels as of June 30, 2011 (in thousands):
	Corporation	Bank
Tier 1 capital	$335,740	$317,532
Tier 2 capital	26,491	26,396
Total risk-based capital	362,231	343,928
Total risk-weighted assets	2,109,816	2,102,115
Average adjusted total assets	2,800,920	2,793,111
Capital ratios:
Tier 1 risk-based capital ratio	15.91%	15.11%
Total risk-based capital ratio	17.17%	16.36%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.99%	11.37%
Equity to assets ratio	14.51%	15.09%
Tangible common equity to assets ratio	10.09%	11.47%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and the Company’s overall financial condition.  The Company’s bank subsidiary has available a $218 million line of credit with the FHLB, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

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

Forward Looking Statements

In addition to historical information, this report on Form 10-Q contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. When we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. StellarOne wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect StellarOne’s actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from StellarOne’s acquisitions and dispositions, (ii) competitive pressure in the banking industry or in StellarOne’s markets may increase significantly, (iii) changes in the interest rate environment may reduce margins, (iv) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (v) changes may occur in banking legislation and regulation, (vi) changes may occur in general business conditions, (vii) changes may occur in the securities markets, and (viii) the impact of governmental restrictions on entities participating in the US Treasury Department Capital Purchase Program. Please refer to StellarOne’s filings with the Securities and Exchange Commission for additional information, which may be accessed at www.StellarOne.com.

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

The Company’s banking subsidiary conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the ALLL and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired (i.e. it is probable that the Company will be unable to collect amounts due according to the original contractual terms), a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan.  Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio.  In addition to impairment testing, the banking subsidiary has a grading system which is applied to each non-homogeneous loan in the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then used to compute an estimated range of losses which is then compared to the recorded ALLL.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower than we would otherwise consider, the related loan is classified as a TDR.  We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

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

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. In 2010, the Company’s annual impairment date was September 30. During the nine months following completion of the Company’s most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, management determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.  During the second quarter of 2011, the Company changed the date of its annual impairment testing for goodwill from September 30th to October 1st.  This annual assessment will be completed during the fourth quarter.

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

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense less amortization of intangibles and goodwill impairments as a percent of the sum of net interest income on a tax equivalent basis and noninterest income excluding gains on securities and losses on foreclosed assets.  The efficiency ratio is not a recognized reporting measure under USGAAP.  Management believes this measure provides investors with important information regarding the Company’s operational efficiency.  Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. The Company, in referring to its net income, is referring to income under USGAAP.  Comparison of the efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:
	For the three months ended
	June 30, 2011	March 31, 2011	June 30, 2010
Noninterest expense	$23,220	$23,536	$22,791
Less:
Amortization of intangible assets	413	413	413
Adjusted noninterest expense	22,807	23,123	22,378

Net interest income (tax equivalent)	24,821	24,576	23,823
Noninterest income	7,521	7,670	8,380
Less:
Gains on sale of securities available for sale	11	10	19
Losses / impairments on foreclosed assets	(366)	(128)	(210)
Net revenues	32,697	32,364	32,394

Efficiency ratio	69.75%	71.45%	69.08%

	For the six months ended
	June 30, 2011	June 30, 2010
Noninterest expense	$46,755	$45,338
Less:
Amortization of intangible assets	825	825
Adjusted noninterest expense	45,930	44,513

Net interest income (tax equivalent)	49,399	46,937
Noninterest income	15,191	17,195
Less:
Gains on sale of securities available for sale	21	321
Losses / impairments on foreclosed assets	(495)	(441)
Net revenues	65,064	64,252

Efficiency ratio	70.59%	69.28%

The report also refers to the tangible common equity to assets ratio, which is computed by dividing total stockholders’ equity less core deposit intangibles, goodwill and preferred stock by total assets less core deposit intangibles and goodwill.  The tangible common equity to assets ratio is not a recognized reporting measure under USGAAP.  Management believes it provides investors with important information about the strength of the balance sheet by removing the intangible items from the equity to assets ratio.  The table below presents a reconciliation of this non-USGAAP measure.

	Corporation	Bank
Total stockholders' equity	$426,006	$441,512
Less:
Core deposit intangibles, net	5,837	5,837
Goodwill	113,652	113,652
Preferred stock	22,500	-
Tangible common equity	284,017	322,023

Total assets	2,935,441	2,926,604
Core deposit intangibles, net	5,837	5,837
Goodwill	113,652	113,652
Tangible assets	2,815,952	2,807,115

Tangible common equity to assets ratio	10.09%	11.47%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, the Company reviews and changes internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

There have been no material changes to the risk factors as previously disclosed in Part I, Item IA of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010).

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010).

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 18.1	Preferability letter provided by Grant Thornton LLP, the Company’s registered public accounting firm to change the measurement date in connection with the Company’s annual goodwill impairment test.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three and six months ended June 30, 2011, and 2010; (ii) Consolidated Balance Sheet at June 30, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 8, 2011

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 8, 2011