Form 10-Q
period 2011-09-30
StellarOne CORP
filed 2011-11-08
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

As of November 2, 2011 there were 23,004,849 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial statements (Unaudited)

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$38,525	$35,144
Federal funds sold	3,318	55,643
Interest-bearing deposits in banks	115,744	49,099
Cash and cash equivalents	157,587	139,886
Investment securities available for sale, at fair value	480,787	381,231
Mortgage loans held for sale	34,032	51,722
Loans receivable, net of allowance for loan losses, 2011, $35,268; 2010, $37,649	1,992,270	2,061,835
Premises and equipment, net	75,307	79,033
Accrued interest receivable	9,135	9,317
Deferred income tax asset	-	1,909
Core deposit intangibles, net	5,424	6,662
Goodwill	113,652	113,652
Bank owned life insurance	32,085	31,116
Foreclosed assets	9,009	10,894
Other assets	48,553	53,185
Total assets	$2,957,841	$2,940,442

Liabilities
Deposits:
Noninterest-bearing	$314,880	$322,924
Interest-bearing	2,103,108	2,063,178
Total deposits	2,417,988	2,386,102
Short-term borrowings	1,042	987
Federal Home Loan Bank advances	60,000	85,000
Subordinated debt	32,991	32,991
Accrued interest payable	2,087	2,278
Deferred income tax liability	1,604	-
Other liabilities	9,264	6,647
Total liabilities	2,524,976	2,514,005

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding.	-	-
Preferred stock; $1,000 per share liquidation preference; 2011: 22,500 shares issued and outstanding; 2010: 30,000 shares issued and outstanding.	21,798	28,763
Common stock; $1 par value; 35,000,000 shares authorized; 2011: 22,815,936 shares issued and outstanding; 2010: 22,748,062 shares issued and outstanding.	22,816	22,748
Additional paid-in capital	270,846	270,047
Retained earnings	108,065	101,188
Accumulated other comprehensive income	9,340	3,691
Total stockholders' equity	432,865	426,437
Total liabilities and stockholders' equity	$2,957,841	$2,940,442

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Interest and Dividend Income
Loans, including fees	$27,018	$28,226
Federal funds sold and deposits in other banks	78	62
Investment securities:
Taxable	1,829	2,134
Tax-exempt	1,469	1,149
Dividends	-	11
Total interest and dividend income	30,394	31,582

Interest Expense
Deposits	5,357	6,744
Federal funds purchased and securities sold under agreements to repurchase	8	8
Federal Home Loan Bank advances	523	1,010
Subordinated debt	263	286
Total interest expense	6,151	8,048
Net interest income	24,243	23,534
Provision for loan losses	3,300	3,500
Net interest income after provision for loan losses	20,943	20,034

Noninterest Income
Retail banking fees	4,019	4,125
Commissions and fees from fiduciary activities	821	818
Brokerage fee income	374	318
Mortgage banking-related fees	1,967	2,602
Gains (losses) on mortgage indemnifications and repurchases	31	(809)
Losses on sale of premises and equipment	(9)	-
Impairments on securities available for sale	-	(53)
Gains on sale of securities available for sale	41	336
Losses / impairments on foreclosed assets	(223)	(18)
Income from bank owned life insurance	327	322
Other operating income	516	606
Total noninterest income	7,864	8,247
Non-interest Expense
Compensation and employee benefits	12,527	11,687
Net occupancy	2,108	1,996
Supplies and equipment	2,212	1,963
Amortization of intangible assets	413	413
Marketing	153	313
State franchise taxes	596	554
FDIC insurance	590	1,617
Data processing	729	634
Professional fees	641	656
Telecommunications	406	410
Other operating expenses	2,971	3,422
Total noninterest expense	23,346	23,665

Income before income taxes	5,461	4,616
Income tax expense	1,242	1,088
Net income	$4,219	$3,528
Dividends and accretion on preferred stock	(296)	(470)
Net income available to common shareholders	$3,923	$3,058

Basic net income per common share available to common shareholders	$0.17	$0.13
Diluted net income per common share available to common shareholders	$0.17	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(In thousands, except per share data)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Interest and Dividend Income
Loans, including fees	$81,365	$86,162
Federal funds sold and deposits in other banks	211	193
Investment securities:
Taxable	5,373	6,560
Tax-exempt	4,119	3,226
Dividends	-	71
Total interest and dividend income	91,068	96,212

Interest Expense
Deposits	16,424	22,953
Federal funds purchased and securities sold under agreements to repurchase	24	22
Federal Home Loan Bank advances	1,681	3,179
Subordinated debt	790	808
Total interest expense	18,919	26,962
Net interest income	72,149	69,250
Provision for loan losses	10,950	17,550
Net interest income after provision for loan losses	61,199	51,700

Noninterest Income
Retail banking fees	11,415	12,338
Commissions and fees from fiduciary activities	2,572	2,496
Brokerage fee income	1,315	1,103
Mortgage banking-related fees	5,563	6,620
Gain on sale of financial center	-	748
Losses on mortgage indemnifications and repurchases	(232)	(1,411)
(Losses) Gains on sale of premises and equipment	(6)	27
Impairments on securities available for sale	-	(53)
Gains on securities available for sale	62	656
Losses / impairments on foreclosed assets	(717)	(459)
Income from bank owned life insurance	969	972
Other operating income	2,115	2,405
Total noninterest income	23,056	25,442
Non-interest Expense
Compensation and employee benefits	37,186	34,095
Net occupancy	6,165	6,218
Supplies and equipment	6,752	6,295
Amortization of intangible assets	1,238	1,238
Marketing	737	786
State franchise taxes	1,788	1,662
FDIC insurance	2,108	4,048
Data processing	2,029	1,741
Professional fees	1,873	2,071
Telecommunications	1,221	1,256
Other operating expenses	9,006	9,593
Total noninterest expense	70,103	69,003

Income before income taxes	14,152	8,139
Income tax expense	3,036	1,203
Net income	$11,116	$6,936
Dividends and accretion on preferred stock	(1,482)	(1,393)
Net income available to common shareholders	$9,634	$5,543

Basic net income per common share available to common shareholders	$0.42	$0.24
Diluted net income per common share available to common shareholders	$0.42	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in Thousands)
					Accumulated
					Other
			Additional		Compre-	Compre-
	Preferred	Common	Paid-In	Retained	hensive	hensive
	Stock	Stock	Capital	Earnings	Income	Income	Total
Balance, January 1, 2010	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	-	-	-	6,936	-	$6,936	6,936
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $2,374)	-	-	-	-	-	4,409	-
Reclassification adjustment (net of tax of $211)	-	-	-	-	-	392	-
Change in post retirement liability (net of tax, $66)	-	-	-	-	-	(122)	-
Change in cash flow hedge (net of tax of $40)	-	-	-	-	-	(74)	-
Other comprehensive income	-	-	-	-	4,605	4,605	4,605
Total comprehensive income	-	-	-	-	-	$11,541	-
Cash dividends paid or accrued:
Common ($0.12 per share)	-	-	-	(2,742)	-		(2,742)
Preferred cumulative 5%	-	-	-	(1,122)	-		(1,122)
Accretion of preferred stock discount	271	-	-	(271)	-		-
Stock-based compensation expense (26,615 shares)	-	27	455	-	-		482
Exercise of stock options (60,322 shares)	-	60	450	-	-		510
Balance, September 30, 2010	$28,669	$22,748	$269,870	$99,748	$8,419		$429,454

Balance, January 1, 2011	$28,763	$22,748	$270,047	$101,188	$3,691		$426,437
Comprehensive income:
Net income	-	-	-	11,116	-	$11,116	11,116
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $3,209)	-	-	-	-	-	5,960	-
Reclassification adjustment (net of tax of $22)	-	-	-	-	-	(40)	-
Change in post retirement liability (net of tax of $42)	-	-	-	-	-	78	-
Change in cash flow hedge (net of tax of $188)	-	-	-	-	-	(349)	-
Other comprehensive income	-	-	-	-	5,649	5,649	5,649
Total comprehensive income	-	-	-	-	-	$16,765	-
Cash dividends paid or accrued:
Common ($0.12 per share)	-	-	-	(2,757)	-		(2,757)
Preferred cumulative 5%	-	-	-	(947)	-		(947)
Accretion of preferred stock discount	250	-	-	(250)	-		-
Partial repurchase of preferred stock issued to the U.S. Treasury and associated accelerated accretion	(7,215)	-	-	(285)	-		(7,500)
Stock-based compensation expense (35,954 shares)	-	36	521	-	-		557
Exercise of stock options (31,920 shares)	-	32	278	-	-		310
Balance, September 30, 2011	$21,798	$22,816	$270,846	$108,065	$9,340		$432,865

The accompanying notes are an integral part of these consolidated financial statements.

StellarOne Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$11,116	$6,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,926	4,691
Amortization of intangible assets	1,238	1,238
Provision for loan losses	10,950	17,550
Deferred tax benefit	472	(536)
Stock-based compensation expense	557	482
Losses / impairments on foreclosed assets	717	459
Losses on mortgage indemnifications and repurchases	232	1,411
Losses (gains) on sale of premises and equipment	6	(27)
Gain on sale of financial center	-	(748)
Gains on sale of securities available for sale	(62)	(656)
Impairments of equity securities available for sale	-	53
Mortgage banking-related fees	(5,563)	(6,620)
Proceeds from sale of mortgage loans	299,509	371,407
Origination of mortgage loans for sale	(276,256)	(367,247)
Amortization of securities premiums and accretion of discounts, net	1,044	1,063
Income on bank owned life insurance	(969)	(972)
Changes in assets and liabilities:
Decrease in accrued interest receivable	182	32
Decrease (increase) in other assets	5,869	(6,634)
Decrease in accrued interest payable	(191)	(840)
Increase in other liabilities	2,065	9,199
Net cash provided by operating activities	$55,842	$30,241

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$68,998	$64,695
Proceeds from sales and calls of securities available for sale	37,612	30,979
Purchase of securities available for sale	(198,041)	(113,117)
Net decrease in loans	53,011	73,608
Proceeds from sale of premises and equipment	12	26
Purchase of premises and equipment	(2,347)	(2,236)
Proceeds from sale of foreclosed assets	6,567	5,285
Cash paid in sale of financial center, net	-	(13,349)
Net cash (used) provided by investing activities	$(34,188)	$45,891

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$39,613	$30,612
Net decrease in certificates of deposit	(7,727)	(102,813)
Net increase in federal funds purchased and securities sold under agreements to repurchase	55	373
Principal payments on Federal Home Loan Bank advances	(25,000)	(45,000)
Proceeds from exercise of stock options	310	510
Partial repurchase of preferred stock issued to the U.S. Treasury	(7,500)	-
Cash dividends paid	(3,704)	(3,864)
Net cash used by financing activities	$(3,953)	$(120,182)

Increase (decrease) in cash and cash equivalents	$17,701	$(44,050)

Cash and Cash Equivalents
Beginning	139,886	152,926
Ending	$157,587	$108,876

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$5,604	$11,774

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“Company”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  The Company’s sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries of the Company include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with the Company’s subordinated debt issues and are not subject to consolidation.  The consolidated statements include the accounts of the Company and its wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Participation in U.S. Treasury Capital Purchase Program

On December 19, 2008, the Company issued 30,000 shares of preferred stock to the U.S. Treasury for $30 million pursuant to the U.S. Treasury Capital Purchase Program (“CPP”). Additionally, the Company issued 302,622 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share.  Proceeds from this sale of the preferred stock have been used for general corporate purposes, including supporting the continued, anticipated growth of the Company. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The Company may redeem the preferred shares with the approval of the Federal Reserve at liquidation value, as defined by the agreement executed pursuant to the CPP, plus accrued and unpaid dividends.

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

Initially, a value of $1.9 million was assigned to the common stock warrants based on their relative fair value, and $28.1 million was assigned to the Series A preferred stock.  The discount was being accreted up to the original redemption amount of $30 million over a five year term.  Subsequent to the partial redemption on April 13, 2011, the remaining $785 thousand of the discount will be accreted up to the new redemption amount of $22.5 million over the remaining 2.5 year term.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

A summary of the amortized cost and fair value of securities with gross unrealized gains and losses is presented below (in thousands).

	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale:
U. S. Government agencies	$129,147	$1,540	$(87)	$130,600	$101,864	$1,389	$-	$103,253
State and municipals	160,053	9,016	(17)	169,052	134,465	3,248	(890)	136,823
Corporate bonds	5,504	233	-	5,737	6,527	377	-	6,904
Collateralized mortgage obligations	7,750	242	-	7,992	9,294	203	-	9,497
Agency mortgage backed securities	152,356	6,052	-	158,408	119,595	3,587	(43)	123,139
Other	8,998	-	-	8,998	1,615	-	-	1,615
Total	$463,808	$17,083	$(104)	$480,787	$373,360	$8,804	$(933)	$381,231

The book value of securities pledged to secure deposits and for other purposes amounted to $141.3 million and $156.3 million at September 30, 2011 and December 31, 2010, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Proceeds from sales/calls	$12,662	$7,539	$37,612	$30,979
Gross realized gains	41	336	62	664
Gross realized losses	-	-	-	(8)
Impairment losses	-	(53)	-	(53)

As of September 30, 2011, securities with unrealized losses segregated by length of impairment were as follows (in thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for Sale
U. S. Government Agencies	$30,211	$87	$-	$-	$30,211	$87
State and municipals	2,119	17	-	-	2,119	17
Total temporarily impaired securities	$32,330	$104	$-	$-	$32,330	$104

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

As of September 30, 2011, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of September 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost and fair value of securities at September 30, 2011 are presented below by contractual maturity (in thousands).

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$34,568	$34,823
Due after one year through five years	141,377	144,429
Due after five years through ten years	91,615	95,891
Due after ten years	196,249	205,644
Total	$463,809	$480,787

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

4.	Derivative Financial Instruments

The Company uses derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two counterparties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. During 2010, the Company entered into an interest rate swap contract on its subordinated debt that qualifies as a cash flow hedge. The Company’s cash flow hedge effectively modifies the Company’s exposure to interest rate risk by converting floating rate debt to a fixed rate debt with a maturity in 2013.

The notional amount of the cash flow hedge is $32.0 million. At September 30, 2011, the cash flow hedge had a fair value of $439 thousand and is recorded in other liabilities. The cash flow hedge was fully effective at September 30, 2011 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.

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

The Company’s loan portfolio is composed of the following (in thousands):
	September 30,	December 31,
	2011	2010
Construction and land development:
Residential	$53,328	$57,135
Commercial	158,682	180,502
Total construction and land development	212,010	237,637
Commercial real estate:
Commercial real estate - owner occupied	325,489	356,769
Commercial real estate - non-owner occupied	412,233	401,178
Farmland	16,841	17,561
Multifamily, nonresidential and junior liens	98,323	103,641
Total commercial real estate	852,886	879,149
Consumer real estate:
Home equity lines	264,655	264,945
Secured by 1-4 family residential, secured by first deeds of trust	451,039	457,300
Secured by 1-4 family residential, secured by second deeds of trust	43,731	46,108
Total consumer real estate	759,425	768,353
Commercial and industrial loans (except those secured by real estate)	177,678	183,693
Consumer and other:
Consumer installment loans	21,945	26,795
Deposit overdrafts	1,481	1,395
All other loans	1,656	1,874
Total consumer and other	25,082	30,064
Total loans	2,027,081	2,098,896
Deferred loan costs	457	588
Allowance for loan losses	(35,268)	(37,649)
Net loans	$1,992,270	$2,061,835

As of September 30, 2011 and December 31, 2010, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $643.0 million and $630.5 million, respectively.

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

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (in thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Construction and land development	$9,602	$15,443	$444	$937
Commercial real estate	15,192	8,060	-	531
Consumer real estate	15,203	15,154	70	-
Commercial and industrial loans (except those secured by real estate)	3,132	4,277	50	423
Consumer and other	54	26	2	19
Total	$43,183	$42,960	$566	$1,910

If interest had been recognized on non-accrual loans, such income would have approximated $654 thousand and $280 thousand for the three months ended September 30, 2011 and 2010, respectively and $1.4 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and 2010 by portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
September 30, 2011
Construction and land development	$2,708	$6,067	$444	$9,602	$18,821	$193,189	$212,010
Commercial real estate	7,440	9,326	-	15,192	31,958	820,928	852,886
Consumer real estate	7,073	7,616	70	15,203	29,962	729,463	759,425
Commercial and industrial loans (except those secured by real estate)	1,085	1,413	50	3,132	5,680	171,998	177,678
Consumer and other	276	334	2	54	666	24,416	25,082
Total loans	$18,582	$24,756	$566	$43,183	$87,087	$1,939,994	$2,027,081

December 31, 2010
Construction and land development	$7,467	$1,064	$937	$15,443	$24,911	$212,726	$237,637
Commercial real estate	7,586	4,685	531	8,060	20,862	858,287	879,149
Consumer real estate	22,586	6,805	-	15,154	44,545	723,808	768,353
Commercial and industrial loans (except those secured by real estate)	791	1,139	423	4,277	6,630	177,063	183,693
Consumer and other	513	147	19	26	705	29,359	30,064
Total loans	$38,943	$13,840	$1,910	$42,960	$97,653	$2,001,243	$2,098,896

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

Activity in the allowance for loan losses is as follows (in thousands):
	Three Months Ended September 30, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, July 1, 2011	$9,876	$8,433	$10,957	$6,244	$226	$35,736
Provisions for loan losses	52	1,457	1,412	545	(166)	3,300
Loans charged off	(1,075)	(768)	(1,495)	(673)	(74)	(4,085)
Recoveries	33	11	72	87	114	317
Net charge-offs	(1,042)	(757)	(1,423)	(586)	40	(3,768)

Balance, September 30, 2011	$8,886	$9,133	$10,946	$6,203	$100	$35,268

	Three Months Ended September 30, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, July 1, 2010	$18,097	$4,882	$7,900	$9,179	$1,467	$41,525
Provisions for loan losses	(3,399)	3,963	4,050	254	(1,368)	3,500
Loans charged off	(1,783)	(1,430)	(988)	(1,217)	(105)	(5,523)
Recoveries	94	7	51	189	130	471
Net charge-offs	(1,689)	(1,423)	(937)	(1,028)	25	(5,052)

Balance, September 30, 2010	$13,009	$7,422	$11,013	$8,405	$124	$39,973

	Nine Months Ended September 30, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	2,254	3,249	3,637	1,950	(140)	10,950
Loans charged off	(4,933)	(2,408)	(3,730)	(3,503)	(309)	(14,883)
Recoveries	528	81	175	368	400	1,552
Net charge-offs	(4,405)	(2,327)	(3,555)	(3,135)	91	(13,331)

Balance, September 30, 2011	$8,886	$9,133	$10,946	$6,203	$100	$35,268

	Nine Months Ended September 30, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2010	$17,867	$4,210	$9,244	$7,655	$1,196	$40,172
Provisions for loan losses	2,301	6,141	7,509	2,787	(1,187)	17,551
Loans charged off	(7,371)	(2,945)	(6,028)	(2,478)	(564)	(19,386)
Recoveries	212	16	288	441	679	1,636
Net charge-offs	(7,159)	(2,929)	(5,740)	(2,037)	115	(17,750)

Balance, September 30, 2010	$13,009	$7,422	$11,013	$8,405	$124	$39,973

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the periods ended September 30, 2011 and December 31, 2010 were as follows (in thousands):
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Loans
September 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,843	$2,056	$846	$166	$-	$4,911
Collectively evaluated for impairment	7,043	7,077	10,100	6,037	100	30,357
Total ending allowance	$8,886	$9,133	$10,946	$6,203	$100	$35,268

Loans:
Individually evaluated for impairment	$16,252	$16,486	$6,209	$2,574	$-	$41,521
Collectively evaluated for impairment	195,758	836,400	753,216	175,104	25,082	1,985,560
Total loans	$212,010	$852,886	$759,425	$177,678	$25,082	$2,027,081

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$1,607	$886	$364	$2,667	$-	$5,524
Collectively evaluated for impairment	9,430	7,325	10,500	4,721	149	32,125
Total ending allowance	$11,037	$8,211	$10,864	$7,388	$149	$37,649

Loans:
Individually evaluated for impairment	$13,538	$10,209	$4,403	$5,703	$-	$33,853
Collectively evaluated for impairment	224,099	868,940	763,950	177,990	30,064	2,065,043
Total loans	$237,637	$879,149	$768,353	$183,693	$30,064	$2,098,896

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

Impaired loans totaled $60.5 million and $62.4 million at September 30, 2011 and December 31, 2010, respectively.  Included in these balances were $40.7 million and $43.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as impaired TDRs, the Company further evaluates the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered non-accrual, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms.  Further, TDRs may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest
•	The loan has shown at least 6 months of payment performance in accordance with the restructured terms.

Quarterly, the Company reviews those loans designated as TDRs for compliance with the previously stated criteria.  In the third quarter, the Company removed $12.9 million in consumer 1-4 family residential mortgage loans from impaired status, due to the loans meeting performance and other criteria.

As a result of adopting the amendments in Accounting Standards Update (“ASU”) 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for potential identification as TDRs.  Certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology were reclassified as TDRs.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those receivables newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now classified as TDRs and impaired was $4.2 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $313 thousand.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on performing and nonperforming restructures for the periods presented (in thousands):

	September 30,	December 31,
	2011	2010
Performing restructurings:
Construction and land development	$9,426	$5,163
Commercial real estate	5,444	6,680
Consumer real estate (mortgage modification program)	17,423	24,674
Commercial and industrial loans (except those secured by real estate)	-	3,181
Consumer and other	-	-
Total performing restructurings	$32,293	$39,698

Nonperforming restructurings:
Construction and land development	$-	$300
Commercial real estate	1,299	-
Consumer real estate (mortgage modification program)	4,573	3,208
Commercial and industrial loans (except those secured by real estate)	2,573	-
Consumer and other	-	-
Total nonperforming restructurings	$8,445	$3,508

Total restructurings	$40,738	$43,206

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about TDRs identified during the current period (in thousands, except number of contracts).

	Modifications for the three months ended,
	September 30, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	6	$6,020	$6,020
Consumer real estate	10	2,628	2,643
Total Troubled Debt Restructurings	16	$8,648	$8,663

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	5	$821
Total Troubled Debt Restructurings	5	$821

	September 30, 2010

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Consumer real estate	25	$3,077	$2,861
Total Troubled Debt Restructurings	25	$3,077	$2,861

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	4	$607
Total Troubled Debt Restructurings	4	$607

	Modifications for the nine months ended,
	September 30, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	10	$6,728	$6,736
Commercial real estate	3	1,770	1,770
Consumer real estate	44	7,259	7,353
Commercial and industrial loans (except those secured by real estate)	1	-	-
Total Troubled Debt Restructurings	58	$15,757	$15,859
Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	5	$821
Total Troubled Debt Restructurings	5	$821

	September 30, 2010

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	6	$3,021	$3,019
Commercial real estate	10	6,797	6,797
Consumer real estate	76	8,736	8,468
Commercial and industrial loans (except those secured by real estate)	2	3,400	3,400
Total Troubled Debt Restructurings	94	$21,954	$21,684

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	4	$607
Total Troubled Debt Restructurings	4	$607

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at September 30, 2011 had either an interest rate modification or a deferral of principal payments, which the Company considers to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement for a minimum of six months prior to being reclassified to accrual status. TDRs are considered impaired.  However, TDRs that specified a market rate of interest at the date of restructure and have performed in accordance with the revised terms for a minimum of six months may be removed from the impaired loan disclosures in years subsequent to the modification.

The allowance for loan losses associated with TDRs for every loan class is determined using a discounted cash flow analysis in which the original rate prior to modification is used to discount the modified cash flow stream to its net present value.  This value is then compared to the recorded amount to determine the appropriate level of reserve to be included in the allowance for loan losses.  In instances where this analysis is deemed ineffective due to rate increases made during modification, a collateral dependent approach is used as a practical alternative.  The discounted cash flow analysis is used to calculate the reserve balance for TDRs both evaluated individually and those included within homogenous pools.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on impaired loans (in thousands):

	Three Months Ended September 30, 2011
	Interest income recognized	Cash-basis interest income
2011
Construction and land development	$41	$36
Commercial real estate	71	49
Consumer real estate	25	21
Commercial and industrial loans (except those secured by real estate)	10	9
Total	$147	$115

2010
Construction and land development	$16	$10
Commercial real estate	75	85
Consumer real estate	4	5
Commercial and industrial loans (except those secured by real estate)	75	68
Total	$170	$168

	Nine Months Ended September 30, 2011
	Interest income recognized	Cash-basis interest income
2011
Construction and land development	$135	$140
Commercial real estate	231	221
Consumer real estate	78	73
Commercial and industrial loans (except those secured by real estate)	47	54
Total	$491	$488

2010
Construction and land development	$16	$10
Commercial real estate	124	137
Consumer real estate	6	8
Commercial and industrial loans (except those secured by real estate)	123	124
Total	$269	$279

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

In order to measure the amount of impairment, the Company evaluates loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $60.5 million of impaired loans at September 30, 2011, $19.0 million, consisting solely of TDRs, was collectively evaluated for impairment and $41.5 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $21.7 million of TDRs, is presented below (in thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
September 30, 2011
Loans without a specific valuation allowance:
Construction and land development	$3,430	$3,430	$-	$3,628
Commercial real estate	2,012	2,305	-	3,898
Consumer real estate	948	990	-	2,080
Commercial and industrial loans (except those secured by real estate)	1	1	-	646
Loans with a specific valuation allowance:
Construction and land development	12,822	12,850	1,843	10,077
Commercial real estate	14,474	14,484	2,056	7,642
Consumer real estate	5,261	6,320	846	2,140
Commercial and industrial loans (except those secured by real estate)	2,573	2,573	166	3,297
Total	$41,521	$42,953	$4,911	$33,408

As of December 31, 2010, the Company had $62.4 million of impaired loans, with $28.5 million, consisting solely of TDRs, collectively evaluated for impairment and $33.9 million individually evaluated for impairment, which includes $14.7 million of TDRs, is presented below (in thousands):
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

Loans not rated are either commercial loans less than $25 thousand, consumer purpose loans or are included in groups of homogenous loans.  As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):
	Risk Grade
	1	2	3	4	5	6	7	8	9
September 30, 2011
Construction and land development	$-	$-	$1,534	$67,136	$38,698	$9,320	$44,787	$3,213	$190
Commercial real estate	-	5	86,904	408,041	230,641	39,096	83,974	3,113	1,112
Consumer real estate	-	7	9,185	98,887	70,184	9,929	31,665	1,494	-
Commercial and industrial loans (except those secured by real estate)	1,005	4,307	35,642	89,214	32,453	3,950	11,022	85	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total	$1,005	$4,319	$133,265	$663,278	$371,976	$62,295	$171,448	$7,905	$1,302

December 31, 2010
Construction and land development	$-	$275	$2,481	$79,817	$31,468	$12,588	$59,301	$4,464	$-
Commercial real estate	-	1,957	102,520	458,261	178,279	55,178	82,232	624	98
Consumer real estate	-	991	12,533	121,066	53,867	11,627	28,238	1,301	-
Commercial and industrial loans (except those secured by real estate)	1,190	2,774	30,319	107,286	22,900	8,342	9,662	3,094	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total	$1,190	$5,997	$147,853	$766,430	$286,514	$87,735	$179,433	$9,483	$98

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, the Company also evaluates credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (in thousands):

	Consumer real estate		Consumer and other
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Performing	$576,604	$577,230	$25,028	$28,164
Nonperforming	8,602	8,743	54	26
Total	$585,206	$585,973	$25,082	$28,190

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2011 and 2010.  Potential dilutive stock had no effect on income available to common shareholders for the three month periods (in thousands, except share and per share amounts).

	September 30,
	2011	2010
Earnings per common share
Net income	$4,219	$3,528
Preferred stock dividends and accretion	(296)	(470)
Net income available to common shareholders	3,923	3,058
Weighted average common shares issued and outstanding	22,807,413	22,745,527
Earnings per common share	$0.17	$0.13

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,807,413	22,745,527
Restricted stock	61,858	43,299
Incentive stock options	227	845
Stock options	-	5,461
Total diluted weighted average common shares issued and outstanding	22,869,498	22,795,132
Diluted earnings per common share	$0.17	$0.13

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2011 and 2010.  Potential dilutive stock had no effect on income available to common shareholders for the nine month periods (in thousands, except share and per share amounts).

	September 30,
	2011	2010
Earnings per common share
Net income	$11,116	$6,936
Preferred stock dividends and accretion	(1,482)	(1,393)
Net income available to common shareholders	9,634	5,543
Weighted average common shares issued and outstanding	22,787,279	22,712,383
Earnings per common share	$0.42	$0.24

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,787,279	22,712,383
Restricted stock	66,281	44,113
Incentive stock options	946	1,895
Stock options	1,900	9,471
Total diluted weighted average common shares issued and outstanding	22,856,406	22,767,862
Diluted earnings per common share	$0.42	$0.24

In 2011 and 2010, stock options and restricted stock representing 465,171 and 483,379 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.  For the nine month calculation of earnings per share 467,591 and 498,140 shares in 2011 and 2010, respectively, were excluded.

7.	Goodwill

During the second quarter of 2011, the Company changed the date of its annual impairment testing for goodwill from September 30th to October 1st. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the later date provides the Company additional time for the completion of its annual impairment testing in conjunction with its budget process while also performing the testing in the final quarter of the year. For fiscal year 2011, management is in the process of testing goodwill for impairment on both September 30, 2011 and October 1, 2011 as part of the process of changing the annual impairment testing date to October 1st.

Based on preliminary results of step one of the impairment test, the carrying amount of goodwill exceeded its estimated fair value.  While step two has not been completed, the Company has conducted valuation testing on the more significant components of the balance sheet and estimate that the completion of step two will not result in an impairment charge to goodwill.  Therefore, no impairment has been recorded as of the annual assessment date.  The process used to test for impairment is inherently complex and the Company’s estimate cannot be determined with certainty until the step two of the impairment test is complete.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the Company may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

8.	Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $206 thousand and $557 thousand during the three and nine months ended September 30, 2011, respectively, and $205 thousand and $482 thousand during the three and the nine months ended September 30, 2010, respectively.

A summary of the stock option plan at September 30, 2011 and 2010 and changes during the periods ended on those dates are as follows:
	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at January 1,	498,174	$19.98	575,046	$18.93
Forfeited	(10,805)	18.64	(3,216)	13.27
Expired	(162,853)	19.21	(7,834)	22.40
Exercised	(31,920)	9.71	(60,322)	9.78
Outstanding at September 30,	292,596	$21.59	503,674	$20.01

Exercisable at September 30, 2011	248,478		433,706

There was no aggregate intrinsic value associated with options outstanding and exercisable as of September 30, 2011.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2011 and the exercise price, multiplied by the number of options outstanding).  The weighted average remaining contractual life is 2.6 years for exercisable options at September 30, 2011.

The following table summarizes nonvested restricted shares outstanding as of September 30, 2011 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(in thousands)

Nonvested at January 1, 2011	152,090	$12.21	$2,211
Granted	77,041	13.48
Vested and exercised	(35,955)	14.17	$466
Forfeited	(11,912)	12.44
Nonvested at September 30, 2011	181,264	$12.35	$1,804

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2011 that will be recognized in future periods is as follows (in thousands):
	Stock Options	Nonvested Restricted Stock	Total

For the remaining three months of 2011	$13	$190	$203
For year ending December 31, 2012	52	641	693
For year ending December 31, 2013	19	518	537
For year ending December 31, 2014	1	248	249
For year ending December 31, 2015	-	62	62
For year ending December 31, 2016	-	7	7
Total	$85	$1,666	$1,751

9.	Fair Value Measurements

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized below (in thousands).
		Fair Value Measurements at
		September 30, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$130,600	$-	$130,600	$-
State and municipals	169,052	-	169,052	-
Corporate bonds	5,737	-	5,737	-
Collateralized mortgage obligations	7,992	-	7,992	-
Mortgage backed securities	158,408	-	158,408	-
Other investment securities	8,998	8,998	-	-
Other assets 1	2,522	2,522	-	-
Total assets at fair value	$483,309	$11,520	$471,789	$-

Other liabilities 1	$2,522	$2,522	$-	$-
Cash flow hedge	439	-	439	-
Total liabilities at fair value	$2,961	$2,522	$439	$-
1 Includes assets and liabilities associated with deferred compensation plans.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below (in thousands).
		Fair Value Measurements at
		December 31, 2010
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$103,253	$-	$103,253	$-
State and municipals	136,823	-	136,823	-
Corporate bonds	6,904	-	6,904	-
Collateralized mortgage obligations	9,497	-	9,497	-
Mortgage backed securities	123,139	-	123,139	-
Other investment securities	1,615	1,615	-	-
Cash flow hedge	98	-	98	-
Other assets 1	2,720	2,720	-	-
Total assets at fair value	$384,049	$4,335	$379,714	$-

Other liabilities 1	2,720	2,720	-	-
Total liabilities at fair value	$2,720	$2,720	$-	$-
1 Includes liabilities associated with deferred compensation plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the nine months ended September 30, 2011 was not significant and there were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2011.

Assets and Liabilities Measured on a Nonrecurring Basis:

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with authoritative accounting guidance under FASB ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using one of three methods: the fair value of the collateral (less estimated selling costs), the loan’s observable market value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with guidance under FASB ASC Topic 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral has deteriorated below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 are included in the table below (in thousands).

		Fair Value Measurements at
		September 30, 2011
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$60,535	$-	$25,439	$35,096
Loans held for sale - mortgage	34,032	-	34,032	-
Loans held for sale - other assets	287	-	-	287
Foreclosed assets	9,009	-	-	9,009
Total assets at fair value	$103,863	$-	$59,471	$44,392

		Fair Value Measurements at
		December 31, 2010
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Loans - impaired loans	$62,397	$-	$15,121	$47,276
Loans held for sale - mortgage	51,722	-	51,722	-
Loans held for sale - other assets	514	-	-	514
Foreclosed assets	10,894	-	-	10,894
Total assets at fair value	$125,527	$-	$66,843	$58,684

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

Subordinated Debt: The Company’s subordinated debt are variable rate instruments that re-price on a quarterly basis; therefore, carrying value is adjusted for the three month re-pricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2011 and 2010, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of the Company's financial instruments at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$157,587	$157,587	$139,886	$139,886
Investment securities	480,787	480,787	381,231	381,231
Mortgage loans held for sale	34,032	34,032	51,722	51,722
Loans, net	1,992,270	1,833,269	2,061,835	1,794,267
Accrued interest receivable	9,135	9,135	9,317	9,317

Financial liabilities:
Deposits	$2,417,988	$2,433,411	$2,386,102	$2,394,156
Federal funds purchased and securities sold under agreements to repurchase	1,042	1,042	987	987
Federal Home Loan Bank advances	60,000	64,457	85,000	86,363
Subordinated debt	32,991	32,931	32,991	32,945
Accrued interest payable	2,087	2,087	2,278	2,278

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of September 30, 2011 and December 31, 2010, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is included in Other assets.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on August 3, 2011, that it approved a dividend at the rate of 0.76% for the second quarter of 2011.  The FHLB repurchased $866 thousand of capital stock in the third quarter, leaving a remaining balance of $2.5 million in excess FHLB capital stock as of September 30, 2011.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2011.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2011 and 2010 is as follows:

At and for the Three Months Ended September 30, 2011

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,323	$183	$-	$(263)	$-	$24,243
Provision for loan losses	3,300	-	-	-	-	3,300
Noninterest income	5,800	2,035	1,195	27	(1,193)	7,864
Noninterest expense	21,251	1,909	1,040	339	(1,193)	23,346
Provision for income taxes	1,309	93	47	(207)	-	1,242
Net income (loss)	$4,263	$216	$108	$(368)	$-	$4,219

Total Assets	$2,915,016	$35,167	$451	$469,579	$(462,372)	$2,957,841
Average Assets	$2,922,790	$22,524	$274	$466,416	$(458,691)	$2,953,313

At and for the Three Months Ended September 30, 2010

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,437	$383	$-	$(286)	$-	$23,534
Provision for loan losses	3,500	-	-	-	-	3,500
Noninterest income	6,129	1,857	1,136	213	(1,088)	8,247
Noninterest expense	21,197	2,032	997	527	(1,088)	23,665
Provision for income taxes	1,208	62	42	(224)	-	1,088
Net income (loss)	$3,661	$146	$97	$(376)	$-	$3,528

Total Assets	$2,855,275	$47,977	$654	$466,998	$(451,334)	$2,919,570
Average Assets	$2,918,727	$41,029	$330	$465,035	$(447,516)	$2,977,605

For the Nine Months Ended September 30, 2011

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$72,356	$583	$-	$(790)	$-	$72,149
Provision for loan losses	10,950	-	-	-	-	10,950
Noninterest income	17,192	5,474	3,887	79	(3,576)	23,056
Noninterest expense	64,194	5,451	3,295	739	(3,576)	70,103
Provision for income taxes	3,202	182	178	(526)	-	3,036
Net income (loss)	$11,202	$424	$414	$(924)	$-	$11,116

Average Assets	$2,897,919	$20,653	$282	$464,177	$(455,573)	$2,927,458

For the Nine Months Ended September 30, 2010

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$69,010	$1,049	$-	$(809)	$-	$69,250
Provision for loan losses	17,550	-	-	-	-	17,550
Noninterest income	19,145	5,269	3,599	638	(3,209)	25,442
Noninterest expense	63,245	5,469	1,948	1,550	(3,209)	69,003
Provision for income taxes	1,457	255	155	(664)	-	1,203
Net income (loss)	$5,903	$594	$1,496	$(1,057)	$-	$6,936

Average Assets	$2,933,782	$35,528	$340	$461,711	$(444,260)	$2,987,101

12.	Subsequent Events

During the fourth quarter of 2011, the Company extended its interest rate swap contract for an additional three years (see Note 4 for discussion of the contract). The Company anticipates that the contract will continue to qualify as a cash flow hedge, effectively modifying exposure to interest rate risk.  The new rate will take effect in September 2013 following the maturity of the current swap and will mature in September 2016.  The notional amount remains unchanged at $32.0 million.

The Company has entered into an asset sale agreement with First Bank of Tennessee to sell its wholesale mortgage banking business located in Greer, South Carolina. This business is a subset of the Company’s Mortgage Banking segment which also includes the retail mortgage banking business.  The agreement calls for the purchase of net assets, goodwill and going concern value. For the nine months ended September 30, 2011, the wholesale division had gross revenues of $2.3 million and direct operating expenses of $1.9 million. The transaction is expected to close by year end.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	New Authoritative Accounting Guidance

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This Update outlines the parameters of what constitutes a troubled debt restructuring, as well as clarifies the guidance on those parameters.  The clarifying guidance is meant to eliminate current diversity in practice of identifying restructurings of receivables.  This guidance becomes effective for the Company in the first interim period beginning after June 15, 2011.  The Company applied the provisions retrospectively in its 2011 third quarter results back to activity beginning January 1, 2011.  For those receivables that are newly considered impaired based on the newly adopted guidance, the amendments were applied prospectively.  In addition, the Company disclosed those items deferred by ASU 2011-01, discussed above, in Note 5.  The Company did not experience a material effect on its consolidated financial position or consolidated results of operations based on the new measurement parameters.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This Update will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs through changes to wording used to describe and disclose information about fair value measurements, clarification about the application of existing requirements, and changes to particular principles for measuring fair value or for disclosing information about those measurements.  This guidance becomes effective for the Company during the first interim period beginning after December 15, 2011.  The Company does not expect a material effect on its consolidated financial position or consolidated results of operations based on the clarification about application or changes to principles from the new standard.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  This Update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable.  The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented.  This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company currently presents other comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income and plans to adopt the new disclosure requirements in its first quarter 2012 10-Q.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.  This Update allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The “more likely than not” threshold is defined as having a likelihood of more than 50 percent.  A company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount.  The objective of the update is to simplify the goodwill impairment testing process in terms of both cost and complexity.  The guidance becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is in the process of testing goodwill under the two-step method at both September 30th and October 1st, as discussed in Footnote 7.  The Company will adopt the qualitative test for the fiscal year ending December 31, 2012 and does not anticipate any effect on its consolidated financial position or consolidated results of operations as a result of adoption.

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

Results of Operations

The Company’s third quarter 2011 earnings were $4.2 million and net income available to common shareholders was $3.9 million, or $0.17 net income per diluted common share, after deducting the dividends and discount accretion on preferred stock from net income.  This represents a 28.3% increase over net income available to common shareholders of $3.1 million, or $0.13 net income per diluted common share during the same quarter in the prior year, and an 18.7% increase over net income available to common shareholders of $3.3 million or $0.14 net income per diluted common share recognized for the second quarter of 2011.

The Company’s net income for the nine month period ended September 30, 2011 was $11.1 million and net income available to common shareholders was $9.6 million, or $0.42 net income per diluted common share. Those results compare to net income available to common shareholders of $5.5 million, or $0.24 net income per diluted common share during the same period in the prior year.  Improved net interest income driven by reduced funding costs contributed to the growth in recurring earnings.

Operating Segment Results

Revenue from the mortgage banking segment totaled $2.2 million for the third quarter of 2011, or up $498 thousand or 29.0% compared to $1.7 million for the second quarter of 2011 and down $22 thousand or less than 1% when compared to the same quarter in 2010.  The sequential increase was associated with comparatively lower mortgage rates resulting in increased refinance activity. However, the level of refinancing is more muted when comparing to levels in 2010, which results in the decrease compared to the same period in the prior year.  Revenue from the mortgage banking segment totaled $6.1 million for the first nine months of 2011, or down $261 thousand or 4.1% compared to $6.3 million for the first nine months of 2010.  The revenue decrease compared to the same period in the prior year was associated with comparatively higher mortgage rates resulting in reduced refinance activity.

Retail banking fee income from the commercial banking segment remained stable at $4.0 million for the third quarter of 2011, an increase of $179 thousand or 4.7% compared to $3.8 million for the second quarter of 2011.  This sequential quarter increase was primarily attributable to an increase of $160 thousand in non-sufficient fund revenue.

Retail banking fee income from the commercial banking segment amounted to $11.4 million for the first nine months of 2011, a decrease of $923 thousand or 7.5% compared to $12.3 million for the first nine months of 2010. This decrease was attributable to a net decrease of $1.4 million in consumer and commercial NSF income, offset by a $526 thousand increase in interchange income.

Wealth management revenues from trust and brokerage fees for the third quarter of 2011 were $1.2 million or down $158 thousand or 11.7% on a sequential quarter basis and up $59 thousand or 5.2% when compared to the $1.1 million realized during the third quarter of 2010.  Lower fee realizations attributed to decreased market value of assets contributed to the revenue decrease.  Fiduciary assets decreased $37.1 million sequentially to $413.6 million, compared to $450.6 million at June 30, 2011.  Wealth management revenues from trust and brokerage fees for the first nine months of 2011 were $3.9 million or up $288 thousand or 8.0% when compared to $3.6 million realized during the first nine months of 2010.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income on a tax-equivalent basis amounted to $25.1 million for the third quarter of 2011, which compares favorably to $24.8 million for the second quarter of 2011, and $24.2 million for the same period in the prior year. The net interest margin was 3.77% for the third quarter of 2011, compared to 3.83% for the second quarter of 2011 and 3.63% for the third quarter of 2010. The average yield on earning assets for the current quarter decreased 11 basis points to 4.69% as compared to 4.80% for the second quarter of 2011, which was offset by a 6 basis point improvement in the cost of interest bearing liabilities, moving from 1.17% during the second quarter of 2011 to 1.11% during the third quarter of 2011. The re-pricing sensitivity of interest earning assets outpaced interest bearing liabilities during the third quarter as investment yields and loan yields contracted 32 basis points and 3 basis points, respectively, on a sequential basis.   Investment yields have contracted due to the continued runoff of higher yielding securities and lower yields realized on the recent investment of excess liquidity in the current low rate environment.  Loan yields have contracted slightly due to re-pricing within the current portfolio and lower yields realized on new production.  The 6 basis point improvement to the cost of funds was driven by pricing strategies implemented which reduced the cost of money market and certificate of deposit accounts. Moderate margin pressure will continue, although pricing for core deposits was significantly reduced late in the quarter, which should minimize contraction.  Pricing for quality loan opportunities continues to be fierce, and the current flattening in the yield curve will provide some additional pressure on the margin.

 Net interest income on a tax-equivalent basis amounted to $74.5 million for the first nine months of 2011, which compares to $71.1 million for the same period in 2010.  The net interest margin was 3.81% for the first nine months of 2011, compared to 3.58% for the same period in 2010. The average yield on earning assets for the first nine months of 2011 decreased 15 basis points to 4.78% as compared to 4.93% for the first nine months of 2010, which was more than offset by improvement in the cost of interest bearing liabilities, which contracted 44 basis points from 1.60% during the first nine months of 2010 to 1.16% during the first nine months of 2011. The re-pricing of interest bearing liabilities outpaced interest earning assets during the first nine months as a significant decrease in the cost of all deposit categories, an 8 basis point decrease in the cost of FHLB advances and a 7 point decrease in the cost of subordinated debt resulted in a net 44 point decrease overall.  Loan yields contracted 9 basis points due to re-pricing within the current portfolio and lower yields realized on new production due to the protracted low rate environment.

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands)

	For the Three Months Ended September 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,064,789	$27,044	5.20%	$2,144,270	$28,274	5.23%
Investment securities
Taxable	292,359	1,829	2.45%	279,963	2,144	3.00%
Tax exempt (1)	153,964	2,260	5.74%	117,933	1,768	5.87%
Total investments	446,323	4,089	3.58%	397,896	3,912	3.85%

Interest bearing deposits	122,835	75	0.24%	61,574	37	0.24%
Federal funds sold	4,816	2	0.19%	39,114	25	0.25%
	573,974	4,166	2.84%	498,584	3,974	3.12%

Total earning assets	2,638,763	$31,210	4.69%	2,642,854	$32,248	4.84%

Total nonearning assets	314,550			334,751

Total assets	$2,953,313			$2,977,605

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$573,871	$538	0.37%	$558,996	$583	0.41%
Money market	445,187	970	0.86%	398,846	1,117	1.11%
Savings	280,640	423	0.60%	235,379	443	0.75%
Time deposits:
Less than $100,000	537,180	2,185	1.61%	594,434	2,933	1.96%
$100,000 and more	267,116	1,241	1.84%	283,747	1,668	2.33%
Total interest-bearing deposits	2,103,994	5,357	1.01%	2,071,402	6,744	1.29%

Federal funds purchased and securities sold under agreements to repurchase	1,075	8	2.91%	1,087	8	2.88%
Federal Home Loan Bank advances and other borrowings	60,000	523	3.41%	118,587	1,010	3.33%
Subordinated debt	32,991	263	3.12%	32,991	286	3.39%

	94,066	794	3.30%	152,665	1,304	3.34%

Total interest-bearing liabilities	2,198,060	6,151	1.11%	2,224,067	8,048	1.43%

Total noninterest-bearing liabilities	325,577			325,307

Total liabilities	2,523,637			2,549,374
Stockholders' equity	429,676			428,231

Total liabilities and stockholders' equity	$2,953,313			$2,977,605

Net interest income (tax equivalent)		$25,059			$24,200
Average interest rate spread			3.58%			3.41%
Interest expense as percentage of average earning assets			0.92%			1.21%
Net interest margin			3.77%			3.63%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
Dollars in thousands	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,084,621	$81,457	5.22%	$2,172,148	$86,311	5.31%
Investment securities
Taxable	260,266	5,373	2.72%	269,614	6,631	3.24%
Tax exempt (1)	142,909	6,337	5.85%	109,296	4,963	5.99%
Total investments	403,175	11,710	3.83%	378,910	11,594	4.03%

Interest bearing deposits	100,320	164	0.22%	55,560	95	0.23%
Federal funds sold	25,089	47	0.25%	51,298	98	0.25%
	528,584	11,921	2.97%	485,768	11,787	3.20%

Total earning assets	2,613,205	$93,378	4.78%	2,657,916	$98,098	4.93%

Total nonearning assets	314,253			329,185

Total assets	$2,927,458			$2,987,101

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$567,188	$1,601	0.38%	$563,238	$2,817	0.67%
Money market	430,565	3,064	0.95%	393,675	3,532	1.20%
Savings	275,404	1,306	0.63%	219,969	1,374	0.84%
Time deposits:
Less than $100,000	539,790	6,710	1.66%	617,562	9,884	2.14%
$100,000 and more	265,587	3,743	1.88%	295,455	5,346	2.42%
Total interest-bearing deposits	2,078,534	16,424	1.06%	2,089,899	22,953	1.47%

Federal funds purchased and securities sold under agreements to repurchase	1,091	24	2.95%	967	22	2.95%
Federal Home Loan Bank advances and other borrowings	66,593	1,681	3.33%	122,857	3,179	3.41%
Subordinated debt	32,991	790	3.16%	32,991	808	3.23%

	100,675	2,495	3.27%	156,815	4,009	3.37%

Total interest-bearing liabilities	2,179,209	18,919	1.16%	2,246,714	26,962	1.60%

Total noninterest-bearing liabilities	320,679			315,705

Total liabilities	2,499,888			2,562,419
Stockholders' equity	427,570			424,682

Total liabilities and stockholders' equity	$2,927,458			$2,987,101

Net interest income (tax equivalent)		$74,459			$71,136
Average interest rate spread			3.62%			3.33%
Interest expense as percentage of average earning assets			0.97%			1.36%
Net interest margin			3.81%			3.58%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $7.8 million for the third quarter of 2011, up $325 thousand or 4.3% on a sequential basis compared to $7.5 million for the second quarter of 2011, and down $132 thousand or 1.6% compared to the same period in prior year. The sequential quarter increase on a consolidated basis is largely attributable to an increase of $436 thousand in mortgage banking related fees, an increase of $179 thousand in retail banking fees and a $143 thousand decrease in losses on the sale of foreclosed assets.  The increases in these operating line items were offset by a decrease of approximately $308 thousand in other operating revenues which was primarily driven by lower income levels from pass through entities.  The $132 thousand decrease in operating noninterest income compared to the same quarter in the prior year stemmed from a contraction in mortgage revenues of $635 thousand and higher losses on foreclosed assets of $205 thousand.  These decreases were offset by an $840 thousand decrease in losses from mortgage indemnifications.

Total non-interest income amounted to $23.1 million for the first nine months of 2011, or down $2.4 million or 9.4% compared to the same period in the prior year. A gain on the sale of a financial center of $748 thousand in 2010, along with decreases in both retail banking fees of $923 thousand and mortgage banking-related fees of $1.1 million were offset by a $1.2 million decrease in losses on mortgage indemnifications and repurchases, reflecting anticipated reduction in exposure due to the mortgage indemnification settlement made in the fourth quarter of 2010.  The decrease in retail banking fees resulted from implementing the modifications to Regulation E that became effective during the third quarter of 2010 and is consistent with the expectation of a $1.5 million to $1.8 million contraction on an annual basis.

Noninterest Expense

StellarOne’s efficiency ratio was 69.3% for the third quarter of 2011, compared to 70.0% for the second quarter of 2011 and 72.3% for the same quarter in 2010.  The sequential quarter decrease in the efficiency ratio reflects a slight increase in total revenue and stable overhead base. Noninterest expense for the third quarter amounted to $23.3 million, relatively flat compared to $23.2 million for the second quarter of 2011 and down $319 thousand or 1.3% when compared to the third quarter in 2010.

The sequential quarter increase in noninterest expense was driven by increases of $223 thousand in compensation and benefits expense, $124 thousand in occupancy costs and $66 thousand in data processing expense, which were offset by decreases of $121 thousand in supplies and equipment expense, $105 thousand in marketing expense and $51 thousand in FDIC insurance expense.  FDIC insurance expense is expected to be consistent with third quarter amounts on an ongoing basis.  The increase in compensation and benefits expense is largely related to increased commissions and incentives associated with the higher mortgage volume and will continue to be dependent on future volume.  Additionally, severance costs associated with the closure of two financial centers during the quarter contributed to this increase, but will result in favorable efficiencies going forward.

The decrease relative to the same quarter in 2010 can be attributed to a $1.0 million decrease in FDIC insurance expense and a $451 thousand decrease in other operating expenses, which largely consisted of DDA charge-offs reductions and decreases in foreclosed asset related expenses.  These reductions were partially offset by $840 thousand increase in compensation and benefits and $249 thousand increase in supplies and equipment.  The compensation and benefits increase is related to efforts to build human capital in key management positions over the past fifteen months, and the reestablishment of incentive plans for revenue producing units. There are a number of company-wide initiatives that management believes will result in human capital cost reduction and reallocation.  This effort was evidenced by the reduction of 19 full-time equivalent positions noted on a sequential quarter basis.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

StellarOne’s efficiency ratio was 70.1% for the first nine months in 2011, compared to 70.3% for the same period in 2010. The stability in the efficiency ratio reflects an increase in revenues offset by an increase in noninterest expense. Non-interest expense for the first nine months of 2011 amounted to $70.1 million, or up $1.1 million or 1.6% when compared to $69.0 million for the same period in the prior year. The increase was driven by an increase of $3.1 million in compensation and employee benefits, offset by a decrease of $1.9 million in FDIC insurance expense due to revised regulatory guidance in determining the expense.  The decrease in FDIC insurance expense is expected to continue going forward.  As noted above, the compensation and benefit increase is related to efforts to build human capital in key management positions over the past fifteen months, and the reestablishment of incentive plans for revenue producing units.  These costs are being closely managed and future cost savings are anticipated.  Revenue increases have been primarily margin driven as the re-pricing of interest bearing liabilities significantly outpaced interest earning assets during the first nine months of 2011.

Income Taxes

Income tax expense for the third quarter of 2011 was $1.2 million, resulting in an effective tax rate of 22.7%, compared to an income tax expense of $1.1 million for the third quarter of 2010, or an effective rate of 23.6%.  For the nine month period ended September 30, 2011, income tax expense was $3.0 million, or an effective rate of 21.5% compared to $1.2 million, or an effective rate of 14.8% for the same period in 2010. The volatility in the effective tax rate on a nine month comparative basis is a result of elevated provisioning levels in the prior year that reduced pretax earnings to a level proportionately much smaller in relation to permanent tax differences. As pretax results fluctuate, substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Although there is uncertainty surrounding the current economic environment, which is causing provisioning to be elevated on a historical basis and is driving the decrease in the tax rate noted when comparing the third quarter of 2011 to the same quarter in the prior year, the effective rate is primarily driven by higher levels of tax exempt securities within the investment portfolio. The Company’s effective tax rate for the first nine months of 2011 is within the estimated range of probable rates expected for the annualized period.

Asset Quality

Net charge-offs decreased sequentially during the third quarter.  Annualized net charge-offs as a percentage of average loans receivable amounted to 0.73% for the third quarter of 2011, down from 0.95% for the second quarter of 2011 results and down from 0.94% for the third quarter of 2010.  Net charge-offs for the third quarter of 2011 totaled $3.8 million or down $1.2 million compared to the $4.9 million realized during the second quarter of 2011 and down $1.3 million when compared to $5.1 million during the third quarter of 2010.

StellarOne’s non-performing assets totaled $52.5 million at September 30, 2011, up $5.2 million or 11.0% from $47.3 million at June 30, 2011 and down $9.7 million or 15.5% compared to $62.1 million at September 30, 2010.  The ratio of non-performing assets as a percentage of total assets increased to 1.77% as of September 30, 2011, compared to 1.61% as of June 30, 2011 and 2.13% at September 30, 2010.

Non-performing loans increased $5.4 million or 14.1% on a sequential quarter basis to $43.5 million at September 30, 2011, when compared to $38.1 million at June 30, 2011 and were down $8.1 million or 15.8% compared to $51.6 million at September 30, 2010. Contributing to the sequential increase was a $5.5 million credit associated with one multifamily non-residential commercial real estate credit that went non-accrual during the quarter.  Management believes the credit is adequately collateralized with solid prospects for short term lease up and resolution.

Foreclosed assets totaled $9.0 million at September 30, 2011, down $140 thousand or 1.5% compared to $9.1 million at June 30, 2011 and down $1.5 million or 14.5% compared to $10.5 million as of September 30, 2010. Past due and matured loans between 30 and 89 days totaled $43.3 million at September 30, 2011, up $4.9 million or 12.7% compared to $38.5 million at June 30, 2011.
Included in the loan portfolio at September 30, 2011, are loans classified as troubled debt restructurings (“TDRs”) totaling $40.7 million, a sequential reduction of 15.2% or $7.3 million as compared to $48.0 million at June 30, 2011. Of the total restructurings, $32.3 million are on accrual status, which represent performing relationships for which a modification to the contractual interest rate or repayment structure has been granted to address a financial hardship.  Total TDRs make up 2.0% of the total loan portfolio at September 30, 2011, while $30.4 million or 74.7% of TDRs represent residential consumer real estate loans under a mortgage modification program designed to help homeowners remain in their homes.  The sequential reduction in TDRs was largely attributable to $12.9 million being upgraded from impaired status during the quarter due to meeting performance and other criteria.  The TDRs removed from impaired status were identified during the Company’s quarterly review of TDRs to determine compliance with specified criteria, including a market rate of interest at time of restructure and at least 6 months of payment performance in accordance with the restructured terms.  It is anticipated that such upgrades will continue over the next few quarters, but at a significantly reduced amount from the third quarter.

StellarOne recorded a provision for loan losses of $3.3 million for the third quarter of 2011, an increase of $150 thousand compared to the $3.2 million recognized for the second quarter of 2011 and a decrease of $200 thousand compared to the third quarter of 2010.  The third quarter 2011 provision compares to net charge-offs of $3.8 million, resulting in an allowance for loan losses of $35.3 million at September 30, 2011, a decrease of $468 thousand when compared to $35.7 million at June 30, 2011. The allowance as a percentage of total loans was 1.74% at both September 30, 2011 and June 30, 2011.  The allowance as a percentage of non-performing loans declined to 81.1% at September 30, 2011, or down 12.7% when compared to 93.8% at June 30, 2011.

The Company’s nonaccrual loans are composed of the following (in thousands):

	September 30, 2011
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$212,010	$9,602	4.53%
Commercial real estate	852,886	15,192	1.78%
Consumer real estate	759,425	15,203	2.00%
Commercial and industrial loans (except those secured by real estate)	177,678	3,132	1.76%
Consumer and other	25,082	54	0.22%
Total loans	$2,027,081	$43,183	2.13%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented (in thousands):
	September 30, 2011	December 31, 2010	September 30, 2010
Non-accrual loans	$35,025	$39,966	$49,192
Troubled debt restructurings - non-accrual status	8,445	3,508	2,411
Foreclosed assets	9,009	10,894	10,535
Total non-performing assets	$52,479	$54,368	$62,138
Nonperforming assets to total assets	1.77%	1.85%	2.13%
Nonperforming assets to loans and foreclosed property	2.58%	2.58%	2.97%
Allowance for loan losses as a percentage of loans receivable	1.74%	1.79%	1.92%
Allowance for loan losses as a percentage of nonperforming loans	81.13%	87.60%	77.46%
Annualized net charge-offs as a percentage of average loans receivable	0.73%	1.43%	0.94%

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company paid or accrued $2.8 million and $947 thousand in common and preferred dividends, respectively, during the nine month period ended September 30, 2011.  These dividends combined with net income of $11.1 million and the accretion of the preferred stock discount resulted in an increase to retained earnings of $6.9 million during the period.  Future dividends will be dependent upon the Company’s ability to generate earnings in future periods.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes information with respect to the Company’s risk-based capital and equity levels as of September 30, 2011 (in thousands):

	Corporation	Bank
Tier 1 capital	$340,328	$322,570
Tier 2 capital	26,285	26,212
Total risk-based capital	366,613	348,782
Total risk-weighted assets	2,093,659	2,087,690
Average adjusted total assets	2,837,182	2,829,445
Capital ratios:
Tier 1 risk-based capital ratio	16.26%	15.45%
Total risk-based capital ratio	17.51%	16.71%
Leverage ratio (Tier 1 capital to average adjusted total assets)	12.00%	11.40%
Equity to assets ratio	14.63%	15.24%
Tangible common equity to assets ratio	10.29%	11.68%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and the Company’s overall financial condition.  The Company’s bank subsidiary has available a $210 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower than would otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”).  The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement for a minimum of six months prior to being reclassified to accrual status. TDRs are considered impaired.  However, TDRs that specified a market rate of interest at the date of restructure and have performed in accordance with the revised terms for a minimum of six months may be removed from the impaired loan disclosures in years subsequent to the modification.

The allowance for loan losses associated with TDRs for every loan class is determined using a discounted cash flow analysis in which the original rate prior to modification is used to discount the modified cash flow stream to its net present value.  This value is then compared to the recorded amount to determine the appropriate level of reserve to be included in the allowance for loan losses.  In instances where this analysis is deemed ineffective due to rate increases made during modification, a collateral dependent approach is used as a practical alternative.  The discounted cash flow analysis is used to calculate the reserve balance for TDRs both evaluated individually and those included within homogenous pools.

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

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. In 2010, the Company’s annual impairment date was September 30. During the twelve months following completion of the Company’s most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, management determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.  During the third quarter of 2011, the Company changed the date of its annual impairment testing for goodwill from September 30th to October 1st.  This annual assessment will be completed during the fourth quarter.

Based on preliminary results of step one of the impairment test, the carrying amount of goodwill exceeded its estimated fair value.  While step two has not been completed, the Company has conducted valuation testing on the more significant components of the balance sheet and estimate that the completion of step two will not result in an impairment charge to goodwill.  Therefore, no impairment has been recorded as of the annual assessment date.  The process used to test for impairment is inherently complex and the Company’s estimate cannot be determined with certainty until the step two of the impairment test is complete.  If weak economic conditions continue or worsen for a prolonged period of time, the fair value of the Company may be adversely affected which may result in impairment of goodwill and other intangible assets in the future.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of September 30, 2011, as management has not taken any tax positions that it deems to be considered uncertain.

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

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:

	For the three months ended
	September 30, 2011	September 30, 2010
Noninterest expense	$23,346	$23,665
Less:
Amortization of intangible assets	413	413
Adjusted noninterest expense	22,933	23,252

Net interest income (tax equivalent)	25,061	24,201
Noninterest income	7,864	8,247
Less:
Gains on sale of securities available for sale	41	336
Losses / impairments on foreclosed assets	(223)	(18)
Impairments on securities available for sale	-	(53)
Net revenues	33,107	32,183

Efficiency ratio	69.3%	72.3%

	For the nine months ended
	September 30, 2011	September 30, 2010
Noninterest expense	$70,103	$69,003
Less:
Amortization of intangible assets	1,238	1,238
Adjusted noninterest expense	68,865	67,765

Net interest income (tax equivalent)	74,459	71,137
Noninterest income	23,056	25,442
Less:
Gains on sale of securities available for sale	62	657
Losses / impairments on foreclosed assets	(717)	(459)
Impairments on securities available for sale	-	(53)
Net revenues	98,170	96,434

Efficiency ratio	70.1%	70.3%

The report also refers to the tangible common equity to assets ratio, which is computed by dividing total stockholders’ equity less core deposit intangibles, goodwill and preferred stock by total assets less core deposit intangibles and goodwill.  The tangible common equity to assets ratio is not a recognized reporting measure under USGAAP.  Management believes it provides investors with important information about the strength of the balance sheet by removing the intangible items from the equity to assets ratio.  The table below presents a reconciliation of this non-USGAAP measure as of September 30, 2011.
	Corporation	Bank
Total stockholders' equity	$432,865	$449,794
Less:
Core deposit intangibles, net	5,424	5,424
Goodwill	113,652	113,652
Preferred stock	21,798	-
Tangible common equity	291,991	330,718

Total assets	2,957,841	2,950,634
Core deposit intangibles, net	5,424	5,424
Goodwill	113,652	113,652
Tangible assets	2,838,765	2,831,558

Tangible common equity to assets ratio	10.29%	11.68%

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, the Company reviews and changes internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1
Agreement and Plan of Reorganization, dated as of July 26, 2007, between Virginia Financial Group, Inc. and FNB Corporation.  (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 30, 2007.

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 18.1	Preferability letter provided by Grant Thornton LLP, the Company's registered public accounting firm to change the measurement date in connection with the Company's annual goodwill impairment test.

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three and nine months ended September 30, 2011, and 2010; (ii) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 8, 2011

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 8, 2011