Form 10-K
period 2011-12-31
StellarOne CORP
filed 2012-03-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________

Form 10-K
_________________________

    (Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2011

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

There were 23,080,572 shares of common stock outstanding as of March 5, 2012.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2012 are incorporated by reference in Part III hereof.

Glossary of Acronyms
Act	Gramm-Leach-Bliley Act of 1999
ALCO	Asset Liability Committee
ALLL	Allowance for loan losses
ARRA	American Reinvestment and Recovery Act of 2009
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
BHCA	Bank Holding Corporation Act of 1956
BOLI	Bank owned life insurance
CPP	U.S. Treasury Capital Purchase Program
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
Federal Reserve Board	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
FHLB	Federal Home Loan Bank
FICO	Financing Corporation
FNBST	FNB (VA) Statutory Trust II
FRB	Federal Reserve Board
LIBOR	London Interbank Offered Rate
OCC	Office of the Comptroller of the Currency
Patriot Act	USA Patriot Act
SBA	U.S. Small Business Administration
SCC	Virginia State Corporation Commission
SEC	Securities and Exchange Commission
Series A Preferred Stock	Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share
TARP	Troubled Asset Relief Program
TDR	Troubled debt restructuring
Treasury	U.S. Department of the Treasury
USGAAP	Accounting Principles Generally Accepted in the United States
VFGLLT	VFG Limited Liability Trust

PART I
Item 1.  BUSINESS

OVERVIEW

StellarOne Corporation (“we,” “our”) is a single bank holding company based in Charlottesville, Virginia.  StellarOne Bank is our subsidiary bank, which is headquartered in Christiansburg, Virginia.  StellarOne Bank is one of the largest independent commercial bank holding companies headquartered in Virginia.

Our subsidiary bank is community-oriented, offering services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. In addition, the subsidiary bank, through its commercial banking segment, offers internet banking access for banking services, mobile banking and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small to middle-market businesses in the local markets of the subsidiary bank. The bank, through its wealth management segment, provides a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning specifically addressing the investment and financial management needs of our customers. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market on a best-efforts basis.  For additional information on segments, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Utilizing a “super-community” banking strategy, the subsidiary bank is run autonomously as a community bank. At December 31, 2011, we had consolidated total assets of $2.9 billion and were one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia.  Our deposit market share at June 30, 2011 represented approximately 1.06% of the total banking deposits in the Commonwealth of Virginia.

Our operating strategy is to generate interest income, fees and other revenue growth through business lines that emphasize higher yielding assets funded by core deposits.  This strategy includes partnering with clients while providing excellent service through branches that are open six days a week, ATM networks and telephone and internet banking. Our growth strategies include new branch expansion, acquisitions and the development of new products and services. New products and services are designed to build on existing businesses and expand into complementary products and services through strategic initiatives.

Our lending strategy is to originate high credit quality, primarily secured and owner occupied, loans. The largest core lending business is our commercial and consumer real estate loan operation, which offers variable-rate loans and lines of credit secured by real estate properties. These loans are generally made on local properties or to local customers within our markets.

Construction and land development.  These loans are made primarily to community developers.  They are underwritten with an emphasis on the viability of the development, with particular focus on the borrower’s ability to meet certain minimum debt service requirements.

Commercial real estate loans.  These loans are tied primarily to either multi-family income producing properties, commercial income producing properties where repayment of the loan is dependent upon a 3rd party lease or commercial real estate associated with operating companies where there is no dependence upon repayment from a 3rd party lease.

Consumer real estate loans.  We originate adjustable and fixed-rate residential mortgage loans.  These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines.  We place some of these loans in our loan portfolio; however, a majority is sold to the secondary mortgage market.  The consumer real estate loans that are included in our loan portfolio are usually owner-occupied and generally amortized over a 10 to 20 year period with three to five year maturity or re-pricing.

Commercial and industrial loans.  General commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies and other industries.  These loans are made for acquisition, expansion and working capital purposes, and may be secured by accounts receivable, inventory, equipment, personal guarantees or other assets.  We monitor these loans by requesting submission of corporate and personal financial statements and income tax returns.  We have also generated loans that are guaranteed by the SBA.  SBA loans are generally underwritten in the same manner as conventional loans generated for our portfolio.  We believe that making such loans helps the local community and also provides us with a source of income and solid future lending relationships as those businesses grow and prosper.  The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors.

Consumer and other loans.  Consumer loans include motor vehicle, home improvement, home equity and small personal credit lines.  The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of the loan.  These loans are generally secured by various assets owned by the consumer.

StellarOne Bank owns a 14.5% interest in Banker’s Insurance, LLC and a 24.5% interest in Virginia Title Center, LLC. Bankers Insurance, LLC is a full-service, independent insurance agency headquartered in Richmond, Virginia that was established in 1999.  Through partnerships with many of the major insurance companies, Bankers Insurance, LLC is able to offer complete insurance packages, whether commercial, personal, or life and health, at competitive prices. Based in Roanoke, Virginia, Virginia Title Center, LLC has been providing title insurance products and related services in Virginia, Tennessee, North Carolina, South Carolina, and West Virginia since 1989. Virginia Title Center, LLC underwrites through Investors Title Insurance Company headquartered in Chapel Hill, North Carolina. Investors Title Insurance Company is recognized nationally for its innovative products, flexible underwriting, and competitive pricing.

EMPLOYEES

At December 31, 2011, we had 811 full time equivalent employees.  No employees are represented by any collective bargaining unit.  Management considers relations with its employees to be good.

COMPETITION

We face strong competition in each of our primary markets from large regional and national financial institutions, savings and loans, credit unions and other community banking organizations. In addition, consumer finance companies, asset managers and mortgage companies all provide competition. Out-of-state bank holding companies are providing increased competition through merger with, and acquisition of, Virginia banks.  Competition for deposits is influenced by rates paid, customer loyalty factors, product offerings and convenience of branch network.

The competition in the industry has also increased as a result of the passage of the Act, which drew new lines between the types of activities that are financial in nature and permitted for banking organizations, and those activities that are commercial in nature and not permitted. The Act imposes community reinvestment requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that are permitted.

The Act created a new form of financial organization called a financial holding company, which may own banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature, incidental to an activity that is financial in nature, or is a complimentary activity. These activities may include insurance, securities transactions, and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for purposes of determination as to the scope of activities permitted by the Act.  We did not elect to be treated as a financial holding company.

No material part of the business of the subsidiary bank is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the bank. We are not aware of any indications that the business of the bank or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

We are extensively regulated under federal and state law.  Generally, these laws and regulations are intended to protect depositors and not shareholders.  The description below summarizes the current regulatory structure in which we operate.  The regulatory structure can change, and if changed, could have an effect on our financial condition or results of operations.  In the event the regulatory structure changes significantly, our structure and the products and services we offer could also change significantly as a result.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation under the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.  Smaller financial institutions, including StellarOne, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•
Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•
Require holding companies, such as StellarOne Corporation, to be well capitalized and well managed as of July 21, 2011.  We have met the requirement for “well capitalized and well managed” as of the most recent reporting date.

•
Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the DIF.

Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Bank Holding Company

We are registered as a bank holding company under the BHCA, as amended, and are subject to supervision and regulation by the FRB and the SCC.  As a bank holding company, we are required to furnish to the FRB an annual report of our operations at the end of each fiscal year and to furnish such additional information as the FRB may require pursuant to the BHCA.  The FRB and SCC conduct examinations of the company on an alternate year basis.

The BHCA requires prior approval of the FRB before a bank holding company can acquire direct or indirect ownership or control of more than 5% of the voting shares of another bank; or merge or consolidate with another bank holding company.  Under the BHCA, a bank holding company is prohibited, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the businesses of banking or managing and controlling banks.  Bank holding companies wishing to participate in an expanded list of financial activities must file an election with the FRB to be treated as a financial holding company.  We have filed no such election, nor do we plan to in the future.

Under the FRB policy, we are expected to act as a source of financial strength for our banking subsidiary and to commit support to it.  This support may be required at times when, absent such policy, we may not otherwise provide such support.

Capital Purchase Program

On December 19, 2008, as part of the CPP established by the Treasury under the EESA, we entered into a Purchase Agreement with the Treasury pursuant to which we issued and sold to the Treasury 30,000 shares of our the Series A Preferred Stock, and a ten-year warrant to purchase up to 302,622 shares of our common stock, par value $1.00 per share, at an initial exercise price of $14.87 per share, for an aggregate purchase price of $4.5 million.

Cumulative dividends on the Series A Preferred Stock accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series A Preferred Stock has no maturity date and ranks senior to our common stock (and pari passu with our other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the company. The Series A Preferred Stock generally is non-voting. The ARRA amends certain provisions of EESA and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the Treasury to permit financial institutions from whom the Treasury purchased preferred stock to redeem such preferred stock at par upon approval by its primary regulator.

On April 13, 2011, we redeemed 25%, or 7,500 shares, of our preferred stock.  We repurchased the preferred stock for $7.5 million that had a current carrying value of $7.2 million, net of $285 thousand unaccreted discount, on the consolidated balance sheet.  As a result of the repurchase, we accelerated the accretion of the $285 thousand discount and recorded a total reduction in shareholders’ equity of $7.5 million.

On December 28, 2011, we completed our repurchase of the preferred stock by redeeming the remaining 22,500 shares.  The remaining shares had a carrying value of $21.9 million, net of $628 thousand unaccreted discount.  We accelerated the accretion of the $628 thousand discount and recorded a total reduction in shareholders’ equity of $22.5 million.

The 302,622 common stock warrants issued at the inception of the CPP expire December 19, 2018 and remain outstanding.

While subject to TARP, we were in compliance with all executive compensation and corporate governance requirements issued by Treasury.

Capital Requirements

We are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital requirements that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  As of December 31, 2011, we met all capital adequacy requirements to which we are subject, both on a consolidated and subsidiary bank basis.

The most recent notification from the Federal Reserve Bank of Richmond categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991.  To be categorized as “well capitalized,” we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.  There are no conditions or events since notification that management believes have changed our category.

Dividends

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only from income available as defined, and only from prospective earnings retention consistent with the expected future needs and financial condition of the organization. The policy provides that the bank holding companies should not maintain a level of cash dividends that undermines the ability to serve as a source of strength to the banking subsidiary.

We are a bank holding company separate and apart from our subsidiary, and thus have liquidity needs that are funded primarily by the income of our subsidiary. The holding company’s cash outflows consist of dividends to shareholders, interest on borrowings and unallocated corporate expenses. The main sources of funding for the holding company are the management fees and dividends we receive from the banking subsidiary. Under the current supervisory regulation, prior approval from certain agencies is required if the subsidiary bank pays cash dividends that exceed certain levels as defined. During 2011, the banking subsidiary paid $1.6 million in management fees and $27.5 million in dividends to the holding company.  The large dividend payment arose due to the $30.0 million TARP repayment, which when initiated, was a capital contribution from the parent to the bank subsidiary and was repaid to the parent upon exit from the program.

USA Patriot Act

The subsidiary bank is subject to the requirements of the Patriot Act, which provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The Patriot Act places a significantly increased reporting responsibility and regulatory oversight on financial institutions to share information with the federal government concerning activities that may involve money laundering or terrorist activities. The Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists.  We are in compliance with the requirements of the Patriot Act.

Deposit Insurance Premiums

The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. The levels of rates are subject to periodic adjustment by the FDIC.  As of December 31, 2011, we were evaluated as a Risk Category I institution.

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the statutory prohibition against the payment of interest on business checking accounts, effective in July 2011.

There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The current schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category				Large and Highly Complex
	I	II	III	IV	Institutions
Initial Base Assessment Rate	5 to 9	14	23	35	5 to 35
Plus:
Unsecured Debt Adjustment	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Brokered Deposit Adjustment	N/A	0 to 10	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. On December 31, 2009, we pre-paid estimated assessments of $15.0 million for the years 2010-2012 and $6.4 million remained as a prepaid balance at December 31, 2011. The expense related to this prepayment is anticipated to be recognized over the next year based on actual calculations of quarterly premiums.

FDIC insurance expense totaled $2.7 million, $5.5 million and $5.3 million in 2011, 2010 and 2009, respectively. FDIC insurance expense includes deposit insurance assessments and FICO assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as StellarOne, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2011, we had not been made aware of any instances of non-compliance with the new guidance.

Community Reinvestment Act

The subsidiary bank is subject to the requirements of the CRA. The CRA imposes an affirmative and ongoing obligation on financial institutions to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the bank subsidiary receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on operating activities would be imposed.  The subsidiary bank currently has a satisfactory CRA rating.

Privacy Legislation

Several regulations issued by federal banking agencies also provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide information to its customers regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Consumer Laws and Regulations

The subsidiary bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Fair Housing Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers.  The subsidiary bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

ACCESS TO FILINGS

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC.  The public may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings can also be obtained on the SEC’s website on the internet at http://www.sec.gov.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website at http://www.stellarone.com under the “Investor Relations” tab as soon as reasonably practical after filing electronically with the SEC.

Item 1A.  RISK FACTORS

In the normal course of business, we are exposed to various risks. Management balances our strategic goals, including revenue and profitability objectives, with the associated risks.

This section highlights specific risks that could affect our company and our business. Although current key factors are discussed, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect financial performance. This listing should not be considered all-inclusive. If any of the following risks were to occur, we may not be able to conduct business as currently planned and financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Difficult market conditions have adversely affected the banking industry.

The U.S. economy was in recession from December 2007 through June 2009. Business activity across a broad range of industries and regions in the U. S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still struggling with lower consumer spending and the lack of liquidity in the credit markets.

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

Our general financial performance is dependent upon certain factors within the business environment in the markets where we operate, in the Commonwealth of Virginia and in the United States, including:
•	The ability of borrowers to pay interest on outstanding loans
•	The ability of borrowers to repay principal on outstanding loans
•	The value of collateral securing loans
•	The demand for loans and other products and services we offer.

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

Overall, during 2011, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the Commonwealth of Virginia, the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. These conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

We are subject to credit risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the Commonwealth of Virginia and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against us.

As of December 31, 2011, approximately 56% of our loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains commercial and industrial, construction and commercial real estate loans with relatively large individual balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We are subject to interest rate risk.

Earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Open Market Committee. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

If the allowance for loan losses becomes inadequate, results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is adequate to absorb estimated incurred losses inherent in the loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering current general market conditions, credit quality of the loan portfolio and performance of customers relative to their financial obligations. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may cause the loan loss provision to vary widely from recent levels. Although management believes the allowance for loan losses is adequate to absorb probable incurred losses in the loan portfolio, it is an estimate subject to revision as losses are confirmed. Higher levels of loan losses in the future could have a material adverse impact on financial performance. Federal and state regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require us to increase the provision for loan losses or to recognize further loan charge offs based upon their judgments, which may be different from management’s. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the markets in which it operates. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Northern, Central and Western Virginia. The local economic conditions in these areas have a significant impact on our business, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control, could impact these local economic conditions and could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on the loan portfolio and allowance for loan losses.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.

Under the Dodd-Frank Act, the Federal Reserve, using a phased-in approach between 2013 and 2016, will no longer include trust preferred and certain other hybrid debt securities in Tier 1 Capital.  The eventual decrease of Tier 1 capital, and actions to replace such capital may adversely affect us.  Although we are not currently directly affected by Basel III, management does expect some trickle-down effect in the future concerning liquidity tests.

Other recently enacted, proposed and future changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes, which are beyond our control, could subject us to additional costs, limit the types of financial services and products we  may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on earnings.

The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin.  Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

Future growth may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact profitability and implementation of current strategic initiatives.

To ensure continued growth, we will need to provide sufficient capital through earnings generation, additional equity or trust preferred offerings or borrowed funds, or any combination of these funding sources. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. The ability to raise additional capital, if needed, will depend on our financial performance, as well as conditions in the capital markets at that time, which are outside our control. Financial and credit markets have experienced unprecedented disruption and volatility during the past several years.  While market conditions have stabilized and, in many cases, improved, a disruption in, or worsening of, financial and credit market conditions, or increased volatility in financial and credit markets, may adversely affect our ability to access capital markets on favorable terms and could negatively affect liquidity.  We may raise additional capital through the issuance of common stock, which could dilute existing earnings per share, or further reduce or even eliminate the common stock dividend to preserve capital or in order to raise additional capital.  If we cannot raise additional capital when needed, our ability to further expand and grow operations and attain long-term profitability goals could be materially impacted.

Our subsidiary bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay obligations and dividends.

We are a separate legal entity from the subsidiary bank, and thus do not have significant revenue sources of our own. We currently depend on the subsidiary bank’s cash and liquidity as well as dividends from the banking subsidiary to pay operating expenses and dividends to shareholders. No assurance can be made that in the future the subsidiary bank will have the capacity to pay the necessary dividends or that we will not require dividends from the subsidiary bank to satisfy our obligations. The availability of dividends from the subsidiary bank is limited by various statutes and regulations. Depending upon our financial condition and other factors, it is possible that the Federal Reserve Board could limit the payment of dividends or other payments by the subsidiary bank. In the event the subsidiary bank is unable to pay dividends sufficient to satisfy our obligations, we may not be able to service our obligations as they become due or pay dividends on our common stock. Consequently, the inability to receive dividends from the subsidiary bank could adversely affect financial condition, results of operations, and cash flows.

We may have more credit risk and higher credit losses due to a concentration in loans secured by real estate.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions.  Currently, many loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2011, approximately 42% and 37% of the $2.03 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. Continued pressures on the real estate markets, such as deterioration in the value of this collateral and the current recession in national and local economies, could adversely affect customers' ability to pay these loans, which in turn could impact the company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit exposure to this risk by monitoring extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The value of goodwill and other intangible assets may decline in the future.

As of December 31, 2011, we had $113.7 million of goodwill and $14.2 million of other intangible assets. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a community-based financial institution, earnings and capital are subject to risks associated with negative public opinion.  Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold to meet the clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect the ability to attract and/or retain clients and personnel and can expose us to litigation and regulatory action.  Actual or alleged conduct by one of the business lines can result in negative public opinion about the other business lines.

We depend on the services of key personnel, and a loss of any of those personnel may disrupt operations and result in reduced revenues.

Our success depends upon the continued service of the senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out strategy. If we lose the services of key personnel, or are unable to attract additional qualified personnel, the business, financial condition, results of operations and cash flows could be materially adversely affected.

While our common stock is currently traded on the NASDAQ Stock Market’s Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in our common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges. Although we have experienced increased liquidity in the stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of its common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. In some cases, the markets have produced downward pressure on asset prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards.  There is increasing pressure to provide products and services at lower prices.  This can reduce net interest margin and noninterest income from fee-based products and services.  We may not be successful introducing new products and services in response to industry trends, or those new products may not achieve market acceptance.  As a result, we could lose business or be forced to price products and services on less advantageous terms to retain or attract clients.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation.  Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information.  We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.  While most of our core data processing is conducted internally, certain key applications are outsourced to third party providers.  If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.  To address these risks, we employ the following strategies:
•	Regular penetration testing of our network perimeter
•	Regular employee training programs around sound security practices
•	Deployment of tools to monitor the Bank’s network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management
•	The implementation of multifactor authentication for customers using internet banking and treasury management tools
•	The development of security policies and procedures for the addition and maintenance of user access and rights to resources.

Our business is technology dependent, and an inability to invest in technological improvements may adversely affect results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, which may require substantial capital expenditures to modify or adapt existing products and services. In addition to better customer service, the effective use of technology increases efficiency and results in reduced costs. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology, particularly in light of our past and projected growth strategy. Many competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that technological improvements will increase operational efficiency or that it will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

We have in the past and may in the future pursue acquisitions, which could affect costs and from which anticipated benefits may not be fully realized.

Acquisition opportunities will continue to be part of our growth strategy.  We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets.  Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved in existing operations, or otherwise perform as expected.

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns.  Management may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting our business while integrating an acquired company.  As a result, difficulties encountered with acquisitions could have a material adverse effect on the business, financial condition, and results of operations.

Furthermore, we must generally receive federal regulatory approval before we can begin to acquire a bank or bank holding company.  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, future prospects, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities.  In addition, we cannot be certain when, or if, or on what terms and conditions, any required regulatory approvals will be granted.  Consequently, we may not obtain regulatory approval for a proposed acquisition, in which case the acquisition could not be completed despite the time and expenses invested in pursuing it.

We could also issue additional shares in connection with acquisitions of other financial institutions, which could dilute stockholder ownership.

Our operations rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain day-to-day operations. Accordingly, operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on the  business and, in turn, our financial condition and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease our headquarters’ space at 590 Peter Jefferson Parkway, Suite 250, Charlottesville, Virginia.  The subsidiary bank owns an executive office at 105 Arbor Drive, Christiansburg, Virginia.

Our subsidiary bank operates fifty-one financial center locations.  We own forty-two financial centers and lease the remaining nine.  Three additional locations are owned by the subsidiary bank to facilitate operations and loan production.  Additional information regarding lease commitments can be found in Note 16 of the Notes to Consolidated Financial Statements.

All of the premises are located in Virginia, throughout the New River Valley, Roanoke Valley, Shenandoah Valley, Central Virginia and North Central Virginia.  All of our properties are in good operating condition and are adequate for our present needs.

Item 3.  LEGAL PROCEEDINGS

To the best of our knowledge, we are not subject to any material proceedings.  All legal proceedings presently pending or threatened against us or our subsidiary involve routine litigation incidental to our business and are not material in respect to the amount in controversy.

Item 4.  RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the trading symbol STEL.  As of March 5, 2012, there were approximately 7,000 shareholders of record and the closing sale price of the common stock was $11.28.  There were no repurchases of stock conducted during 2011. Listed below are the high and low closing sale prices for the common stock as reported by NASDAQ, and dividends paid for each quarter in the two year period ended December 31, 2011. Restrictions on our ability to pay cash dividends or possible diminished earnings may limit our ability to pay dividends in the future to common stockholders.

	Closing Sales Price				Dividend Per Share
	2011		2010		2011	2010
	High	Low	High	Low
1st Quarter	$15.54	$12.37	$14.41	$9.52	$0.04	$0.04
2nd Quarter	14.69	11.02	15.90	12.42	0.04	0.04
3rd Quarter	13.00	9.13	14.18	10.18	0.04	0.04
4th Quarter	12.78	9.24	15.91	12.17	0.04	0.04

Refer to Note 10 in the Notes to Consolidated Financial Statements for information pertaining to securities authorized for issuance under equity compensation plans.

STOCK PERFORMANCE GRAPH

The following graph compares our annual percentage change in cumulative total return on common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index, the SNL $1-$5 Billion Bank Index and SNL Composite Bank Index. The SNL indices are indices published by SNL Financial, LC. The Bank indices are, in the opinion of management, a more relevant standard by which to compare performance, because the peer groups are more similar in terms of size and business profiles.

This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2006, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial investment at one-year intervals for the fiscal years shown.
There can be no assurance that our stock performance in the future will continue with the same or similar trends depicted in the graph above.

We are not affiliated with, nor have any investment in SNL Financial, LC.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the last five years.
	As of and for the Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Interest Income	$120,861	$127,922	$139,709	$156,236	$99,159
Interest Expense	24,440	33,912	50,512	57,821	41,390
Net Interest Income	96,421	94,010	89,197	98,415	57,769
Provision for Loan Losses	12,700	22,850	37,800	20,787	2,040
Total Noninterest Income	31,466	33,269	26,140	24,291	16,967
Total Noninterest Expense	94,698	92,959	93,661	88,860	48,841
Net Income (Loss)	15,885	9,765	(8,530)	9,411	17,002

Performance Ratios:
Return on Average Assets	0.54%	0.33%	-0.28%	0.33%	1.07%
Return on Average Equity	3.70%	2.29%	-1.99%	2.59%	10.92%
Net Interest Margin	3.80%	3.65%	3.39%	4.03%	4.08%
Efficiency Ratio 1	70.69%	70.74%	75.33%	68.40%	62.70%

Per Share Data:
Net Income - Basic	$0.59	$0.35	$(0.46)	$0.45	$1.58
Net Income - Diluted	0.59	0.35	(0.46)	0.45	1.57
Cash Dividends	0.16	0.16	0.28	0.64	0.64
Book Value	18.15	18.75	18.57	19.18	15.08
Tangible Common Book Value	12.90	12.12	11.84	14.08	13.49
Market Price Per Share	11.38	14.54	9.96	16.90	14.85
Cash Dividend Payout Ratio	30.82%	52.83%	-92.03%	134.03%	40.68%

Balance Sheet Data:
Assets	$2,917,928	$2,940,442	$3,033,101	$2,995,285	$1,594,818
Loans	2,031,430	2,099,484	2,186,507	2,264,586	1,227,677
Investment securities	477,964	381,231	378,961	328,093	230,226
Deposits	2,395,600	2,386,102	2,436,120	2,323,108	1,142,547
Total borrowings	92,991	117,991	163,774	221,390	279,256
Stockholders' Equity	414,173	426,437	420,785	433,556	162,768

Capital Ratios:
Tier 1 Capital (to Risk Weighted Assets)	15.17%	15.34%	13.21%	14.13%	12.11%
Tier 1 Capital (to Average Assets)	11.41%	11.90%	11.34%	12.00%	10.56%
Total Capital (to Risk Weighted Assets)	16.42%	15.44%	14.46%	15.37%	13.22%

Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.60%	1.79%	1.84%	1.35%	1.23%
Non-performing assets to year-end loans and foreclosed assets	2.34%	2.58%	3.03%	2.17%	0.57%

1 Computed by dividing noninterest expense less amortization of intangibles and goodwill impairments as a percent of the sum of net interest income on a tax equivalent basis and noninterest income excluding gains on securities and losses on foreclosed assets. This is a non-GAAP financial measure, which management believes provides investors with important information regarding operational efficiency. Comparison of the efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.  Management utilizes this ratio as a part of its strategic decision making process by evaluating the level of non-interest expense in relation to revenue streams.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2011 and 2010 and results of operations for each of the years ended December 31, 2011, 2010 and 2009. The purpose of this discussion is to focus on information about the financial condition, results of operations, liquidity and capital resources of StellarOne Corporation and its subsidiary bank, which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with the consolidated financial statements and the related notes included elsewhere herein.

EXECUTIVE OVERVIEW

The slowly improving economic environment during 2011 positively impacted our financial performance compared to the prior year as we realized net income of $15.9 million and net income available to common shareholders of $13.4 million, or $0.59 per common share, compared to net income of $9.8 million, or $0.35 per common share in 2010.  Key factors affecting full year 2011 results included expansion of net interest margin, decrease in non-performing assets as a percentage of total assets, decreased charge-offs and decreased losses from mortgage indemnifications, offset by slightly decreased operating results from the retail banking line of business.

We recorded a provision for loan losses of $12.7 million for 2011, a decrease of $10.2 million compared to the $22.9 million recorded in 2010. The provision compares to net charge-offs of $17.8 million for the year. The allowance as a percentage of total loans decreased from 1.79% at December 31, 2010 to 1.60% at December 31, 2011, reflecting our continuing focus on resolving problem credits in the loan portfolio. While it is difficult to predict the impact or length of the recessionary economy, we anticipate continued improvement to the elevated levels of non-performing assets and net charge-offs in 2012.

We fully exited the TARP program in late 2011.  This was accomplished with no dilution to our common shareholders.  Despite the challenging economic environment, we continue to operate in a position of strength and are focused on expanding revenue, building efficiencies, increasing the profitability of the balance sheet, investing for the future, and prudently managing credit. To this end, we remain acutely focused on clients, improving service quality and front-line execution, controlling expenses, and managing risk. During the year, loan demand was down, credit costs and asset quality continued to be challenging. Continued economic weakness suppressed demand for loans as customers attempt to reduce debt and preserve capital. However, we also experienced margin expansion through disciplined deposit pricing, reduced provision for loan losses and credit trends that improved during 2012. Management believes the strong capital position coupled with client-focused execution, will enable us to implement a leveraging strategy by seeking organic growth and acquisition partners in higher growth markets when the economic climate improves.

Our Commercial Bank segment recorded banking fee income of $15.3 million for 2011, a decrease of $946 thousand or 5.8% compared to $16.2 million for 2010. This sequential year decrease was attributable to a decrease of $1.4 million in consumer overdraft fees, which resulted from implementing the modifications to Regulation E that became effective during late 2010 and was partially offset by an increase in interchange fee income of $620 thousand.  Tax equivalent interest income for this segment increased $3.0 million or 3.1% to $99.5 million in 2011.  This was driven by a 15 basis point increase in net interest margin to 3.80% in 2011.  The segment recorded a provision for loan losses of $12.7 million for 2011, a decrease of $10.2 million compared to the $22.9 million recorded in 2010.  Income from this business segment totaled $15.9 million for the year ended December 31, 2011 and $10.1 million for the year ended December 31, 2010.

Revenues from the Mortgage Banking segment totaled $8.2 million for the year ended December 31, 2011, or down $1.2 million or 12.8% compared to $9.4 million for the year ended December 31, 2010.  Mortgage revenues for 2011 were decreased by $232 thousand in indemnification losses recognized, which compares to $2.3 million for 2010.  Net income from this business segment totaled $945 thousand and $669 thousand for the years ended December 31, 2011 and 2010, respectively.

The Wealth Management segment realized income of $452 thousand during 2011, a decrease of $96 thousand or 17.5% compared to $548 thousand during 2010.  Revenues from trust and brokerage fees for 2011 were $5.0 million or up $288 thousand or 6.1% when compared to $4.8 million realized during 2010.  Higher fee realizations and increased assets under management attributed to the revenue increase. Fiduciary and brokerage assets decreased to $654.1 million at December 31 2011, compared to $720.5 million at December 31, 2010.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary source of our traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets.  Earning assets include loans, securities, and federal funds sold.  Interest bearing liabilities include deposits and borrowings.  To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 35% federal corporate income tax rate.

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

2011 Compared to 2010

Tax equivalent net interest income in 2011 was $99.5 million, an increase of $3.0 million or 3.1% compared to $96.5 million in 2010.  Average interest earning assets decreased $27.9 million or 1.1% to $2.62 billion, while average loans decreased $84 million or 3.9% to $2.1 billion.  The average interest rate spread was 3.62% in 2011, an increase of 21 basis points from 3.41% in 2010. The net interest margin was 3.80% in 2011, an increase of 15 basis points from 3.65% in 2010. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during 2011 as approximately $442.0 million or approximately 54.7% of the CD portfolio re-priced resulting in a decrease of 41 basis points and 47 basis points for time deposits less than $100 thousand and greater than $100 thousand, respectively.  Additionally, the cost of funds associated with FHLB advances decreased 8 basis points as a few higher priced advances matured near the end of the year. The yield on average loans decreased 11 basis points in 2011, while the yield on investment securities decreased 31 basis points for the period. Interest expense as a percentage of average earning assets decreased to 0.93%, down 35 basis points from 1.28% in 2010, reflecting a 37 basis point decrease in average cost of retail deposits to 1.02%, and a 40 basis point decrease in average total funding cost to 1.12%.

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

ASSET/LIABILITY MANAGEMENT

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding.  ALCO oversees these risks and reports periodically to the Board.  ALCO is a management committee and consists of senior financial and business executives.  The Credit and Enterprise Risk Committee is a Board committee that meets monthly.  Its main objective is to discuss the strategic and emerging risks that the company faces, including risk policy review and approval, and compliance reporting.  The Credit and Enterprise Risk Committee also reviews the ALCO reporting and minutes to stay abreast of interest rate, market and liquidity risks, and discussions.

Interest rate risk and sensitivity

Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization.  These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk.  We do not currently have any exposure to foreign currency exchange risk, commodity price risk or equity market price risk.  Our primary market risk is interest rate risk.  Interest rate risk is inherent because as a financial institution, we derive a significant amount of operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates.  These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates.  This risk is further discussed below.

Interest rate risk is the exposure to fluctuations in our future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that re-price within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of our asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements.  Management recognizes that a certain amount of interest rate risk is inherent and appropriate, yet if not properly managed can be detrimental to our long-term profitability.  Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an appropriate level.

We assume interest rate risk (the risk that general interest rate levels will change) as a result of our normal operations.  As a result, the fair values of our financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate our overall interest rate risk.

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position.  ALCO is responsible for these decisions.  The committee operates under management policies defining guidelines and limits on the level of acceptable risk.  These policies are approved by the Board of Directors.  We primarily use the securities portfolios and FHLB advances to manage our interest rate risk position.  Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or re-pricing characteristics that best meet current interest rate risk objectives.

We use simulation analysis to assess earnings at risk and EVE analysis to assess value at risk.  These methods allow management to regularly monitor both the direction and magnitude of our interest rate risk exposure.  These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision.  Key assumptions in the analyses include maturity and re-pricing characteristics of both assets and liabilities, prepayments on amortizing assets, other imbedded options, non-maturity deposit sensitivity and loan and deposit pricing.  These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors.  However, the analyses are useful in quantifying risk and provide a relative gauge of our interest rate risk position over time.

Earnings at Risk

Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income.  The analysis involves changing the interest rates used in determining net interest income over the next 24 months.  The resulting percentage change in net interest income in various rate scenarios is an indication of our shorter-term interest rate risk.  The analysis utilizes a “static” balance sheet approach.  The measurement date balance sheet composition (or mix) is maintained over the simulation time period with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates.  Additional assumptions are applied to modify volumes and pricing under the various rate scenarios.  These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.  Rate changes are varied to assess volatility under different yield curve assumptions.

The base net interest income simulation performed as of December 31, 2011, assumes interest rates are unchanged for the next 24 months. The simulation then assumes that rates are shocked up and down by 400 basis points in 100 basis point increments.  Given the absolute low level of interest rates, we have temporarily suspended analyses that assume rates move down by more than 100 basis points.  The simulation analysis results are presented in the table below.  These results indicate that we would expect net interest income to increase over the next twelve months by 6.75% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 1.22% if rates shifted downward by 100 basis points.  Management also evaluates the impact on net interest income assuming a “most likely rate scenario” utilizing a rate forecast published by Global Insight and balance sheet growth projections provided by management.  Under this scenario net interest income is anticipated to increase over the next twelve months by 1.14%. These profiles reflect a moderate interest rate risk position and are well within the guidelines set by policy.

Table 1 – Earnings at Risk simulation results
	Change in Net Interest Income
	Percentage	Amount
Change in Yield Curve:		(In thousands)
+400 basis points	13.76%	$13,148
+300 basis points	10.41%	$9,953
+200 basis points	6.75%	$6,455
+100 basis points	3.14%	$3,005
Base case	-	-
-100 basis points	-1.22%	$(1,162)
Most likely rate scenario	1.14%	$1,093

Economic Value of Equity (Market Risk)

The EVE analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis.  The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows.  The economic value simulation uses instantaneous rate shocks to determine the expected cash flows in various rate scenarios.  The resulting percentage change in EVE is an indication of the longer term re-pricing risk and options embedded in the balance sheet.

The EVE analysis results are presented in the table below.  These results as of December 31, 2011 indicate that the EVE would increase 16.42% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 11.99% if rates shifted downward by 100 basis points.  Our risk position is outside the guidelines set by policy of negative 7.5%  in the down 100 basis points scenario, but is considered manageable.  This is attributable to the absolute low level of rates in the current economic cycle and floors being reached on assets as deposits continue to re-price down, which negatively impacts economic value.

Table 2 – Economic Value of Equity simulation results
	Change in EVE
	Percentage	Amount
Change in Yield Curve:		(In thousands)
+400 basis points	28.61%	$145,046
+300 basis points	23.05%	$116,847
+200 basis points	16.42%	$83,252
+100 basis points	8.73%	$44,279
Base case	-	-
-100 basis points	-11.99%	$(60,784)
Most likely rate scenario	10.34%	$52,413

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2011, 2010 and 2009.

Table 3 – Daily average balances, income/expense and average yields earned and rates paid

	2011			2010			2009
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Loans receivable, net (1)(2)	$2,077,067	$108,117	5.21%	$2,161,387	$115,025	5.32%	$2,270,754	$126,214	5.56%
Investment securities
Taxable	274,660	7,049	2.53%	264,632	8,408	3.13%	233,375	9,655	4.08%
Tax exempt (2)	144,489	8,509	5.81%	111,296	6,720	5.96%	100,362	6,165	6.06%
Total investments	419,149	15,558	3.66%	375,928	15,128	3.97%	333,737	15,820	4.68%
Interest bearing deposits	99,582	231	0.23%	55,101	124	0.22%	50,066	94	0.19%
Federal funds sold	20,734	51	0.24%	52,001	127	0.24%	53,157	115	0.21%
Total interest earning assets	2,616,532	123,957	4.74%	2,644,417	130,404	4.93%	2,707,714	142,243	5.25%
Allowance for loan losses	(32,588)			(37,649)			(40,172)
Total nonearning assets	346,482			369,976			364,095
Total assets	$2,930,426			$2,976,744			$3,031,637

LIABLILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$569,201	$1,999	0.35%	$560,591	$3,363	0.60%	$531,627	$5,243	0.99%
Money market	430,572	3,757	0.87%	400,210	4,579	1.14%	293,211	4,407	1.50%
Savings	278,605	1,638	0.59%	227,197	1,844	0.81%	193,127	1,709	0.88%
Time deposits:
Less than $100,000	535,813	8,781	1.64%	604,831	12,394	2.05%	735,645	21,410	2.93%
$100,000 and more	265,778	4,942	1.86%	290,421	6,763	2.33%	330,277	10,714	3.24%
Total interest-bearing deposits	2,079,969	21,117	1.02%	2,083,250	28,943	1.39%	2,083,887	43,483	2.09%

Federal funds purchased & repurchase agreements	1,054	32	2.99%	982	29	2.91%	501	16	3.15%
Federal Home Loan Bank advances	64,932	2,158	3.28%	113,315	3,866	3.36%	160,904	5,756	3.53%
Subordinated debt	32,991	1,133	3.39%	32,991	1,074	3.21%	32,991	1,257	3.76%
Total interest-bearing liabilities	2,178,946	24,440	1.12%	2,230,538	33,912	1.52%	2,278,283	50,512	2.22%
Demand deposits	311,792			304,178			311,047
Other liabilities	10,757			16,390			13,934
Total liabilities	2,501,495			2,551,106			2,603,264
Stockholders' equity	428,931			425,638			428,373

Total liabilities and stockholders' equity	$2,930,426			$2,976,744			$3,031,637

Net interest income (tax equivalent) (3)		$99,517			$96,492			$91,731
Average interest rate spread			3.62%			3.41%			3.03%
Interest expense as a percent of average earning assets			0.93%			1.28%			1.87%
Net interest margin			3.80%			3.65%			3.39%

1 Includes nonaccrual loans.
2 Income and yields are reported on a taxable equivlent basis using a 35% tax rate.
3 The tax equivalent interest adjustments included in the yields presented above were $3.1 million, $2.5 million, and $2.5 million for each of the three years ended December 31.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

Table 4 – Analysis of changes in Net Interest Income
	Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:

Loans	$(4,563)	$(2,345)	$(6,908)	$(5,863)	$(5,326)	$(11,189)
Securities, taxable	279	(1,638)	(1,359)	1,159	(2,406)	(1,247)
Securities, tax-exempt	1,960	(171)	1,789	657	(102)	555
Interest-bearing bank deposits	101	6	107	14	16	30
Federal funds sold	(76)	-	(76)	(4)	16	12
Total Interest Earning Assets	$(2,299)	$(4,148)	$(6,447)	$(4,037)	$(7,802)	$(11,839)

Interest Bearing Liabilities:

Time and savings deposits:
Interest checking	$58	$(1,422)	$(1,364)	$293	$(2,173)	$(1,880)
Money market	321	(1,143)	(822)	1,380	(1,208)	172
Savings	356	(562)	(206)	278	(143)	135
Time deposits
Less than $100,000	(1,313)	(2,300)	(3,613)	(3,088)	(5,751)	(8,839)
$100,000 and more	(538)	(1,283)	(1,821)	(1,376)	(2,752)	(4,128)
Total interest bearing deposits	(1,116)	(6,710)	(7,826)	(2,513)	(12,027)	(14,540)
Federal funds and repurchase agreements	2	1	3	14	(1)	13
Federal Home Loan Bank advances	(1,619)	(89)	(1,708)	(1,628)	(262)	(1,890)
Subordinated Debt	-	59	59	(2)	(181)	(183)
Total Interest Bearing Liabilities	(2,733)	(6,739)	(9,472)	(4,129)	(12,471)	(16,600)

Net Interest Income	$434	$2,591	$3,025	$92	$4,669	$4,761

NONINTEREST INCOME

Table 5 – 2011 and 2010 Noninterest income

(In thousands)	2011	2010	$	%
Retail banking fees	$15,291	$16,237	$(946)	-5.8%
Commissions and fees from fiduciary activities	3,386	3,264	122	3.7%
Brokerage fee income	1,560	1,492	68	4.6%
Mortgage banking-related fees	8,186	9,388	(1,202)	-12.8%
Losses on mortgage indemnifications and repurchases	(232)	(2,265)	2,033	-89.8%
Gain on sale of financial center	-	748	(748)	-100.0%
Gains on sale of premises and equipment	84	199	(115)	-57.8%
Impairments of securities available for sale	-	(110)	110	-100.0%
Gains on securities available for sale	509	1,268	(759)	-59.9%
Losses on sale / impairment of foreclosed assets	(1,149)	(1,147)	(2)	0.2%
Income from bank owned life insurance	1,298	1,296	2	0.2%
Other operating income	2,533	2,899	(366)	-12.6%
	$31,466	$33,269	$(1,803)	-5.4%

•
The decrease in retail banking fees was due to a $1.5 million decrease in nonsufficient funds fees, resulting from implementing the modifications to Regulation E that became effective during the third quarter of 2010.  The decrease was offset by a $620 thousand increase in interchange fees, attributable to our increased debit card penetration.

•	Mortgage banking related fees declined mainly due to a decrease in retail and wholesale mortgage originations from $525 million in 2010 to $406 million in 2011.
•
Losses on mortgage indemnifications and repurchases arise as third party investors identify problem loans previously sold with underwriting deficiencies.  These losses were largely associated with wholesale originations made during 2006 and 2007, and decreased in 2011 as most of the loans were worked out in 2010.  In addition, in 2010 we recognized $1.45 million in a settlement with a major investor, with no similar events in 2011.

•
Gains on the sale of securities held for sale were elevated during 2010 as the par value of many mortgage backed securities amortized to levels at which the associated administrative costs became less favorable on a per security basis.  When these levels are reached the related securities are sold in a “clean-up” transaction in order to reinvest in securities with higher par values in order to better manage the related administrative costs.  Security sales were reduced in 2011.

•
Losses on the sale of foreclosed assets remained historically high in 2011 due to the continuation of elevated levels of nonperforming assets encountered during 2011 and 2010.  This was primarily due to poor real estate and general market conditions encountered during both years.

Table 6 – 2010 and 2009 Noninterest income

(In thousands)	2010	2009	$	%
Retail banking fees	$16,237	$16,367	$(130)	-0.8%
Commissions and fees from fiduciary activities	3,264	2,960	304	10.3%
Brokerage fee income	1,492	1,203	289	24.0%
Mortgage banking-related fees	9,388	7,382	2,006	27.2%
Losses on mortgage indemnifications and repurchases	(2,265)	(1,098)	(1,167)	>100%
Gain on sale of financial center	748	-	748	N/A
Gains (losses) on sale of premises and equipment	199	(76)	275	>100%
Impairments of securities available for sale	(110)	(2,525)	2,415	-95.6%
Gains on securities available for sale	1,268	45	1,223	>100%
Losses on sale / impairment of foreclosed assets	(1,147)	(1,810)	663	-36.6%
Income from bank owned life insurance	1,296	1,292	4	0.3%
Other operating income	2,899	2,400	499	20.8%
	$33,269	$26,140	$7,129	27.3%

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

•
Mortgage banking related fees were elevated due to a continuation of the favorable interest rate market, higher margin on loans sold due to refinance business comprising less of the loan mix in 2010 as compared to 2009.  Additionally, volumes remained historically elevated as $525 million of retail and wholesale mortgages were originated during 2010 compared to $578 million originated in 2009.

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

NONINTEREST EXPENSE

The following table presents the components of noninterest expense and the variance or percentage change.

Table 7 – 2011 and 2010 Noninterest Expense

(In thousands)	2011	2010	$	%
Compensation and employee benefits	$50,200	$45,898	$4,302	9.4%
Net occupancy	8,274	8,389	(115)	-1.4%
Equipment	8,347	7,613	734	9.6%
Amortization - intangible assets	1,651	1,651	-	0.0%
Marketing	953	1,146	(193)	-16.8%
State franchise taxes	2,384	2,216	168	7.6%
FDIC Insurance	2,679	5,518	(2,839)	-51.4%
Data processing	2,721	2,398	323	13.5%
Professional fees	2,889	2,600	289	11.1%
Telecommunications	1,647	1,686	(39)	-2.3%
Other operating expense	12,953	13,844	(891)	-6.4%
	$94,698	$92,959	$1,739	1.9%

•
Compensation and employee benefits increased due to our efforts to enhance human capital in key senior management and line positions over the past eighteen months and the reestablishment of incentive plans for revenue producing units.

•
The increase in equipment is due to our continued focus on technology within our business.  During 2011, we implemented new software in the human resources department and enhanced technology within our retail line of business.  In addition, we continue to focus on technology penetration with our customers through online banking initiatives.

•
In January 2011, the FDIC began assessing rates on total assets less tangible equity and migrated away from their previous methodology, which assessed rates on deposit liabilities.  Due to our high capital levels and low reliance on wholesale funding, our FDIC insurance fee assessment rates decreased during 2011, and no special assessments were made.  We expect the assessment rate in 2012 to remain consistent with 2011 levels.

•
The decrease in Other operating expense is due to the decrease in loan originations, resulting in a decrease of $1.2 million in origination expenses.  This decrease was offset by increases of $148 thousand in credit investigation during the loan origination process and $259 thousand in additional costs associated with temporary employment as we filled positions during peak business times.

Table 8 – 2010 and 2009 Noninterest Expense

(In thousands)	2010	2009	$	%
Compensation and employee benefits	$45,898	$44,564	$1,334	3.0%
Net occupancy	8,389	8,578	(189)	-2.2%
Equipment	7,613	7,567	46	0.6%
Amortization - intangible assets	1,651	1,730	(79)	-4.6%
Marketing	1,146	1,276	(130)	-10.2%
State franchise taxes	2,216	2,318	(102)	-4.4%
FDIC Insurance	5,518	5,309	209	3.9%
Data processing	2,398	2,466	(68)	-2.8%
Professional fees	2,600	2,856	(256)	-9.0%
Telecommunications	1,686	1,857	(171)	-9.2%
Other operating expense	13,844	15,140	(1,296)	-8.6%
	$92,959	$93,661	$(702)	-0.7%

•	Compensation and employee benefits increased due to the acquisition of talent and increases in health care costs due to a higher claims experience rate in 2010.
•	FDIC insurance fee assessment rates increased during 2010. However, the expense remained in-line with 2009 levels due to a $1.4 million special assessment that was paid in June of 2009.
•
Professional fees decreased when compared to the prior year, but remain elevated as legal expenses associated with high volumes of customer work out agreements, foreclosures and settlements continued throughout both 2010 and 2009.

INCOME TAXES

For the year ended December 31, 2011, income tax expense was $4.6 million, resulting in an effective tax rate of 22.5% compared to a $1.7 million expense or 14.9% effective rate in 2010 and $7.6 million benefit or (47.1)% effective rate in 2009.  The increase in the effective rate when comparing 2011 to 2010 is due to the pretax earnings increase.  The tax preference items such as tax exempt interest income and earnings on BOLI were comparable between 2011 and 2010.  Pretax earnings increased in 2011 relative to the level of tax preference items resulting in an increase in the effective tax rate over the prior year.  The effective tax rate remains suppressed on a historical basis, but began to normalize somewhat in 2011 as our earnings increased compared to the prior year.

The increase in the effective rate when comparing 2010 to 2009 is primarily due to the loss recognized in 2009.  The tax preference items such as tax exempt interest income and earnings on BOLI are comparable between each year; however, in a loss year these differences have the effect of increasing the tax benefit rate and reducing the effective tax rate when applied to pretax earnings. The effective tax rate on a historical basis remained suppressed in 2010 due to lower than normal pretax earnings.

FINANCIAL CONDITION

ASSET QUALITY

The ALLL represents an estimate, in management’s judgment, of the amount needed to absorb losses incurred through the reporting date on existing loans in the portfolio. The following table represents the activity in the allowance for loan losses.

Table 9 – Post ASU 2010-20 adoption Allowance for loan losses

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Allowance for loan losses, January 1	$37,649	$40,172	$30,464	$15,082	$14,500
Loans Charged Off:
Construction and land development	5,646	9,266	18,017	8,575	1,178
Commercial real estate	4,917	3,965	1,157	2,626	-
Consumer real estate	5,173	8,294	3,639	3,025	79
Commercial and industrial (except those secured by real estate)	3,797	5,408	5,961	1,737	98
Consumer and other	394	645	2,173	2,228	407
Total Loans Charged Off	19,927	27,578	30,947	18,191	1,762

Recoveries:
Construction and land development	715	223	609	158	-
Commercial real estate	235	27	273	109	-
Consumer real estate	248	420	226	154	67
Commercial and industrial (except those secured by real estate)	481	713	607	315	121
Consumer and other	487	822	1,140	511	116
Total Recoveries	2,166	2,205	2,855	1,247	304
Net Charge-offs (Recoveries)	17,761	25,373	28,092	16,944	1,458
Allowance acquired via acquisition	-	-	-	11,539	-
Provision for Loan Losses	12,700	22,850	37,800	20,787	2,040
Allowance for loan losses, December 31	$32,588	$37,649	$40,172	$30,464	$15,082

Ratio of allowance for loan losses to total loans outstanding at end of year	1.60%	1.79%	1.84%	1.35%	1.23%

Ratio of net charge offs (recoveries) to average loans outstanding during the year	0.86%	1.17%	1.24%	0.80%	0.12%

The following table summarizes the allocation of the allowance for loan losses by loan type.

Table 10 - Post ASU 2010-20 adoption allocation of Allowance for loan losses

	December 31,
(In thousands)	2011	2010	2009	2008
Allocation of allowance for loan losses, end of year
Construction and land development	$9,856	$11,037	$17,867	$12,057
Commercial real estate	8,565	8,211	4,210	5,679
Consumer real estate	10,019	10,864	9,244	7,486
Commercial and industrial (except those secured by real estate)	4,059	7,388	7,655	3,752
Consumer and other	89	149	1,196	1,489
Total allowance for loan losses	$32,588	$37,649	$40,172	$30,463
Ratio of loans to total year-end loans
Construction and land development	10.57%	11.32%	12.47%	15.83%
Commercial real estate	41.60%	41.89%	39.55%	37.10%
Consumer real estate	37.23%	36.61%	35.95%	33.74%
Commercial and industrial (except those secured by real estate)	9.35%	8.75%	9.60%	10.30%
Consumer and other	1.25%	1.43%	2.43%	3.03%
	100.00%	100.00%	100.00%	100.00%

Table 11 - Pre ASU 2010-20 adoption allocation of Allowance for loan losses

December 31,
(In thousands)	2007
Allocation of allowance for loan losses, end of year
Real estate - construction	$5,219
Real estate - mortgage	7,137
Commercial, financial and agricultural	2,363
Consumer loans	350
All Other Loans	13
Total allowance for loan losses	$15,082
Ratio of loans to total year-end loans
Real estate - construction	16.25%
Real estate - mortgage	70.92%
Commercial, financial and agricultural	10.22%
Consumer loans	2.13%
All Other Loans	0.48%
100.00%

The balance in the allowance and the allowance as a percentage of loans remains elevated on a historical basis, but continues to decrease in 2011 when compared to 2010 and its peak in 2009.  Changes in the allowance are further explained below:

•
Continued decrease in exposure to Construction and land development loans. National and local housing trends were documented as materially deteriorating during 2009 and continued through 2011.  As a part of the evaluation of the adequacy of the allowance, we monitor the number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability, elevated levels of foreclosure activity, new mortgage originations and foreclosed asset levels.  These metrics continue to indicate that a general cyclical weakness remains in our residential markets, and we do not expect the trend to reverse substantially in 2012. We have consciously and consistently reduced our exposure to this loan class by $23 million or 9.7%, from $238 million to $215 million at December 31, 2010 and 2011, respectively.

•
Continued risk associated with commercial real estate loans. We had $845 million of commercial real estate loans outstanding at December 31, 2011.  Of the $845 million, $94 million is tied to multi-family secured income producing loans and $736 million is associated with commercial real estate. Due to the continued adverse impact to vacancy and lease rates due to the weakened economic environment, reduced consumer confidence levels and increased retail business failures, management perceives continued additional inherent risk associated with this category of loans in 2011 and has maintained a similar reserve level to that noted in 2010.

•
Decrease in specific reserves on commercial and industrial loans.  In 2010, we had a $2.5 million reserve on a commercial loan, which was fully resolved in 2011.  The decrease in the allowance in this category is attributable to the removal of this reserve, as well as a decrease in net charge-offs from 2010 to 2011.  Our allowance methodology places a higher emphasis on the prior twelve month charge-off history, decreasing our allocation of loan losses in this category.

•
Though still elevated, levels of classified loans began decreasing from prior elevated levels. The level of classified loans began decreasing in 2011, positively impacting the level of allocations required based upon historical loss experience and resulting in moderate provision release after three years of increased provisioning and allowance levels.  Specific reserves remain elevated over this same time period amounting to $5.7 million, $5.6 million and $7.8 million at December 31, 2011, 2010 and 2009, respectively.

•
Net charge-offs decreased compared to 2010 and 2009, but remained historically elevated.  Management was able to begin slightly lower charge-off factors when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses due to the reduced levels of charge-offs experienced in 2011.

•
Less than full employment levels in the Commonwealth of Virginia. Unemployment in our geographic footprint is approximately 6.9% which is above the ideal full employment level defined by the Commonwealth as an unemployment level of 5%. This unemployment level negatively impacts the ability of consumers within our footprint to curtail their debts and purchase goods and services.  This general reduction in cash flow has a negative impact on all loan categories within the portfolio, although is slowly improving from prior years.

•
Improvement in overall risk of loan portfolio.  We have continued to aggressively work through our asset quality issues encountered as a result of the economic environment of the past few years.  Special mention assets, which are those risk graded 6 or above, have decreased $58 million, or 20.9% from 2010.  We expect to continue this decreasing trend as we monitor those Special mention assets still in the portfolio, as well as continue our stringent lending requirements.

The loan portfolio mix indicates a shift away from –Construction and land development and Commercial real estate and an increase in the Consumer real estate and Commercial and industrial categories.  The declining risks within the portfolio due to macroeconomic factors are reflected in lower provisioning throughout almost all loan segments.  The allocations within the portfolio remain relatively stable year over year.

Non-performing assets consist of our non-accrual loans, non-performing troubled-debt restructurings, and other property owned.  Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.  As of December 31, 2011, we are not aware of any material performing loans with indications of possible credit problems that should be moved to non-accrual status.  For those loans that are carried on non-accrual status, interest is generally recognized on a cash basis.  The following table presents information concerning the aggregate amount of non-performing assets.

Table 12 - Non-performing assets

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Construction and land development	$8,324	$15,143	$27,987	$24,624	$1,267
Commercial real estate	12,223	8,060	7,910	2,978	646
Consumer real estate	9,272	12,460	13,714	6,348	1,198
Commercial and industrial (except those secured by real estate)	1,141	4,277	7,994	9,241	452
Consumer and other	25	26	84	427	374
Troubled debt restructurings	8,189	3,508	2,549	-	-
Foreclosed assets	8,575	10,894	4,505	4,627	3,031
Total non-performing assets	$47,749	$54,368	$64,743	$48,245	$6,968

Loans greater than 90 days still accruing	$1,516	$1,910	$1,511	$854	$15

Non-performing assets to total assets	1.64%	1.85%	2.13%	1.63%	0.44%
Non-performing assets to year-end loans and foreclosed assets	2.34%	2.58%	2.96%	2.13%	0.57%

If interest on nonaccrual loans had been recognized, such income would have approximated $2.3 million, $3.8 million, $472 thousand, $806 thousand, and $107 thousand for each of the five years ended December 31, 2011, respectively.  No interest income on nonaccrual and non-performing troubled debt restructurings was included in net income for any of the five years ended December 31, 2011.

Impaired loans totaled $66.3 million at December 31, 2011.  This total includes $34.3 million individually evaluated for impairment and $32.0 million of impaired loans that were collectively evaluated for impairment.  Interest is not typically accrued on impaired loans, however, all loans classified as TDRs are considered impaired.  At December 31, 2011, we had $38.7 million in loans under TDRs and $30.5 million of these restructurings were accruing interest.  Interest income recognized on these TDRs was $614 thousand, $433 thousand and $58 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  On a cash basis, interest recognized on these TDRs was $666 thousand, $475 thousand and $59 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  Other than these consumer real estate loans designated as TDRs, no interest income has been recognized on impaired loans subsequent to their classification as impaired for the years ended December 31, 2011, 2010 and 2009.  We collectively evaluate smaller-balance homogenous loans for impairment, unless such loans are subject to a restructuring agreement.  Collectively evaluated nonaccrual loans excluded from the impaired loan disclosure amounted to $20.7 million, $23.1 million and $18.7 million at December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, total non-performing assets totaled $47.7 million, a decrease of $6.6 million from 2010. Nonperforming assets remain at historically elevated levels and reflect the continuing challenges in the residential housing market and persisting credit quality issues in acquisition and development construction credits, commercial real estate credits and real estate mortgage loans.  The decrease in the level of non-performing assets is a result of continued efforts to accelerate the identification and resolution of problem credits by our special assets group.  This is also illustrated by increased proceeds from the sale of foreclosed assets of $8.0 million in 2011 which compares to proceeds of $6.5 million in 2010.

At December 31, 2010, total non-performing assets totaled $54.4 million, a decrease of $10.4 million from 2009. Nonperforming assets were at historically elevated levels and reflected actions taken to address the challenges encountered in the residential housing market and persisting credit quality issues in acquisition and development construction credits, commercial real estate credits and real estate mortgage loans.  The decrease in the level of non-performing assets was a result of efforts to accelerate the identification and resolution of problem credits by our special assets group.  This was also illustrated by proceeds from the sale of foreclosed assets of $6.5 million in 2010 which compares to proceeds of $3.0 million in 2009.

INVESTMENT SECURITIES

The following table summarizes the carrying values of investment securities.

Table 13 – Investment securities

(In thousands)	2011	2010	2009
	Available for Sale
U. S. Treasuries	$-	$-	$20,203
U. S. Government agencies	152,467	103,253	63,415
State and municipals	159,515	136,823	113,610
Corporate bonds	4,618	6,904	6,934
Collateralized mortgage obligations	7,472	9,497	13,026
Mortgage backed securities	144,893	123,139	159,608
Certificates of deposit	8,999	-	685
Equity securities	-	-	1,469
Other	-	1,615	11
Total investment securities	$477,964	$381,231	$378,961

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2011 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. We attempt to maintain diversity in our portfolio, maintain durations that are consistent with our asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.

Table 14 – Maturities of available for sale securities
		Estimated	Weighted		Weighted
	Book	Fair	Average		Average
(In thousands)	Value	Value	Maturity		TE Yield
U.S. Government agencies
Within one year	$33,379	$33,486	0.52	years	0.95%
After one year to five years	117,776	118,981	2.44	years	1.19%
Total	151,155	152,467	2.02	years	1.14%
State and municipals
Within one year	$2,589	$2,624	0.53	years	5.86%
After one year to five years	25,487	26,878	2.69	years	5.09%
After five years to ten years	38,848	42,147	8.04	years	5.57%
After ten years	82,009	87,866	13.84	years	5.79%
Total	148,933	159,515	10.19	years	5.61%
Corporate bonds
Within one year	$3,976	$4,076	0.65	years	5.75%
After one year to five years	502	542	1.64	years	7.05%
Total	4,478	4,618	0.76	years	5.90%
Collateralized mortgage obligations
After ten years	$7,251	$7,472	26.53	years	3.14%
Total	7,251	7,472	26.53	years	3.14%
Mortgage backed securities
Within one year	$400	$409	0.59	years	4.88%
After one year to five years	939	997	2.35	years	4.46%
After five years to ten years	44,515	45,627	8.84	years	2.75%
After ten years	93,476	97,860	20.29	years	3.73%
Total	139,330	144,893	16.45	years	3.43%
Certificates of Deposit
After one year to five years	$8,999	$8,999	2.13	years	0.98%
Total	8,999	8,999	2.13	years	0.98%
Total Fixed Income Securities
Within one year	$40,344	$40,595	0.53	years	1.78%
After one year to five years	153,703	156,397	2.46	years	1.86%
After five years to ten years	83,363	87,774	8.47	years	4.06%
After ten years	182,736	193,198	17.64	years	4.63%
Total Securities	$460,146	$477,964	9.41	years	3.35%

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders equity.

LOAN PORTFOLIO

At December 31, 2011, loans, net of unearned income and the allowance for loan losses, totaled $2.00 billion, a decrease of $63 million or 3.1% from $2.06 billion in 2010.  The Commercial real estate portfolio amounted to $844.9 million at December 31, 2011, which is our largest loan type and represents 41.6% the total portfolio. At December 31, 2011, off balance sheet unused loan commitments and standby letters of credit amounted to $530.3 million, compared to $602.0 million at December 31, 2010.  These commitments may be secured or unsecured. On December 31, 2011, we had no concentration of loans to any one industry in excess of 10% of our loan portfolio.

The following table summarizes the loan receivable portfolio by loan type.

Table 15 - Post ASU 2010-20 adoption loan portfolio
	December 31,
(In thousands)	2011	2010	2009	2008
Construction and land development	$214,667	$237,637	$272,585	$358,258
Commercial real estate	844,860	879,149	864,401	839,654
Consumer real estate	756,236	768,353	785,602	763,563
Commercial and industrial (except those secured by real estate)	189,887	183,693	209,898	233,090
Consumer and other	25,481	30,064	53,052	68,726
Total loans before deduction of unearned income	2,031,131	2,098,896	2,185,538	2,263,291
Plus: deferred costs	299	588	969	1,295
Total loans before allowance for loan losses	2,031,430	2,099,484	2,186,507	2,264,586
Less: allowance for loan losses	(32,588)	(37,649)	(40,172)	(30,464)
Net loans receivable	$1,998,842	$2,061,835	$2,146,335	$2,234,122

Table 16 - Pre ASU 2010-20 adoption loan portfolio
December 31,
(In thousands)	2007
Real estate - construction	$199,281
Real estate - mortgage	869,805
Commercial, financial and agricultural	125,410
Consumer loans	26,169
All other loans	5,924
Total loans before deduction of unearned income	1,226,589
Plus: deferred costs	1,088
Total loans before allowance for loan losses	1,227,677
Less: allowance for loan losses	(15,082)
Net loans receivable	$1,212,595

The following tables set forth the contractual maturity of the loan portfolio as of December 31, 2011.

Table 17 - Loan portfolio contractual maturity
		After one
	One year	but less than	After five
(In thousands)	or less	five years	years	Total
Construction and land development	$20,880	$171,836	$21,951	$214,667
Commercial real estate	7,297	479,272	358,291	844,860
Consumer real estate	6,331	155,981	593,924	756,236
Commercial and industrial (except those secured by real estate)	3,921	116,247	69,719	189,887
Consumer and other	5,197	17,397	2,887	25,481
Total loans 1	$43,626	$940,733	$1,046,772	$2,031,131

1 Excluding loans held for sale and before deduction of unearned income and ALLL.

Table 18 – Loan portfolio contractual maturities over one year

	After one
	but less than	After five
	five years	years	Total
For maturities over one year:
Fixed rates	$524,869	$206,917	$731,786
Variable rates	415,864	839,855	1,255,719
Total	$940,733	$1,046,772	$1,987,505

DEPOSITS

Average deposits at December 31, 2011 and 2010 amounted to $2.39 billion.  The deposit mix has shifted somewhat as a result of disciplined time deposit pricing, seen in the movement from time deposits to interest checking, money market and savings.  The overall cost of deposit funds decreased to 1.02% in 2011, compared to 1.39% in 2010, and 2.09% in 2009, reflecting the lower rate environment and despite increased competition for deposits in all years.

Table 19 – Average outstanding deposits and rates paid

	2011		2010		2009
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$311,792	-	$304,890	-	$311,047	-

Interest-bearing deposits:
Interest checking	569,201	0.35%	560,591	0.60%	531,627	0.99%
Money market	430,572	0.87%	400,210	1.14%	293,211	1.50%
Savings	278,605	0.59%	227,197	0.81%	193,127	0.88%
Time deposits:
Less than $100,000	535,813	1.64%	604,831	2.05%	735,645	2.93%
$100,000 and more	265,778	1.86%	290,421	2.33%	330,277	3.24%
Total interest-bearing deposits	$2,079,969	1.02%	$2,083,250	1.39%	$2,083,887	2.09%
Total average deposits	$2,391,761		$2,388,140		$2,394,934

Table 20 – Maturities of time deposits of $100,000 and over

(In thousands)
At December 31, 2011
Within three months	$36,105
Three to six months	25,328
Six to twelve months	47,172
Over twelve months	160,886
$269,491

BORROWINGS

Due to contraction in the loan portfolio experienced during 2011, we utilized our liquidity to repay maturing FHLB borrowings.  FHLB borrowings were curtailed by $25.0 million or 29.4% during the year with no additional advances offsetting these repayments.

The average balance outstanding of short-term borrowings did not exceed 30% of stockholders’ equity during the years ended December 31, 2011 or 2010.

CAPITAL ADEQUACY

The management of capital in a regulated financial services industry must properly balance return on equity to stockholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements.  Additionally, capital management must also consider acquisition opportunities that may exist, and the resulting accounting treatment.  Our capital management strategies have been developed to provide attractive rates of returns to stockholders, while maintaining our “well-capitalized” position at the banking subsidiary.

The primary source of additional capital is earnings retention, which represents net income less dividends declared.  During 2011, we paid $4.9 million in dividends and retained $11.0 million, or 69.2% of net income.  Future dividends will be dependent upon our ability to generate earnings in future periods.  Stockholders’ equity decreased by $12.3 million, reflecting $15.9 million of income, $5.6 million in other comprehensive income, consisting mainly of $6.5 million in unrealized holding gains net of tax and reclassification adjustments, $4.9 million in accrued and paid dividends, $30 million TARP repayment, and increases to additional paid in capital of $1.1 million associated with the exercise of stock options and stock based compensation.

We are subject to various regulatory capital requirements administered by the federal banking agencies at both the consolidated and subsidiary levels.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, the consolidated company and our banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the consolidated company and our banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2011, and 2010, both the consolidated company and our subsidiary bank met all minimum capital adequacy requirements to which we are subject and are categorized as “well capitalized,” based on the most recent notification from the Federal Reserve Bank of Richmond.  These capital amounts and ratios are incorporated by reference to Note 21 of the Notes to Consolidated Financial Statements herein.  There are no conditions or events since the notification that management believes have changed the subsidiary bank’s category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our bank subsidiary has available a $222.7 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the consolidated company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management and shareholder related expenses. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent company are the management fees and dividends we receive from our banking subsidiary and availability on the equity market as deemed necessary. During 2011, the banking subsidiary paid $1.6 million in management fees and transferred $27.5 million in dividends to us.  As of January 1, 2012, there were no additional unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval, as the bank needs to earn $8.1 million before it will have additional unrestricted funds that could be transferred to the parent.  The deficit arose due to the $30.0 million TARP repayment, which when initiated, was a capital contribution from the parent to the bank subsidiary and was repaid to the parent upon exit from the program.  Loans and advances are limited to 10% of the banks’ common stock and capital surplus.  As of December 31, 2011, funds available for loans or advances by the bank to us, which is limited by the amount of collateral we have available to pledge, were approximately $4.6 million.  The parent company generated approximately $30.6 million in cash flow from operating activities in 2011, redeemed $30.0 million in preferred stock, and paid dividends to stockholders of $4.9 million.  Management believes that the parent company's liquidity position is sufficient to cover all expenses until the bank subsidiary earns back the $8.1 million deficit and is again able to transfer funds to the parent.  As of December 31, 2011, we had $8.6 million in cash and cash equivalents at the parent company level.

CONTRACTUAL OBLIGATIONS

The impact of our contractual obligations as of December 31, 2011 on liquidity and cash flow in future periods is as follows.

Table 21 – Contractual obligations
		Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Certificates of Deposit	$781,765	$343,879	$213,452	$224,432	$2
Subordinated Debt1	32,991	-	-	-	32,991
FHLB Borrowings	60,000	5,000	-	35,000	20,000
Operating Leases	8,859	1,850	2,964	2,066	1,979
Total	$883,615	$350,729	$216,416	$261,498	$54,972

1 The Subordinated debt securities represent two issues maturing on June 26, 2033 and July 17, 2034, respectively.  Both issues are currently callable.

Table 22 – Commitment Expiration by Period

		Commitment Expiration by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Commitments to extend credit	$487,582	$26,852	$220,592	$62,497	$177,641
Standby letters of credit	42,702	5,607	35,715	728	652
	$530,284	$32,459	$256,307	$63,225	$178,293

In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we had not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do have significant commitments to fund loans in the ordinary course of business.

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk.

Table 23 – Outstanding contracts with credit risk
	2011	2010
Commitments to extend credit	$487,581	$550,019
Standby letters of credit	42,702	51,976

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if we deem it necessary, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which we are committed.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We generally hold collateral supporting those commitments, if deemed necessary.

We originate loans for sale to secondary market investors subject to contractually specified and limited recourse provisions through our banking subsidiary.  In 2011, we originated $406 million and sold $424 million to investors, compared to $525 million originated and $527 million sold in 2010.  At December 31, 2011, we had locked-rate commitments to originate mortgage loans amounting to approximately $4.1 million and loans held for sale of $42 million.  We have entered into commitments, on a best-effort basis to sell loans of approximately $46.1 million.  Risks arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any counterparty to fail to meet its obligations.

CRITICAL ACCOUNTING ESTIMATES

General

Our financial statements are prepared in accordance with USGAAP as well as general practices within the banking industry.  In connection with the application of those principles, management has made judgments and estimates which, in the case of the determination of the allowance for loan losses, mortgage indemnifications and repurchases, deferred tax assets, foreclosed assets and the assessment of impairment of the intangibles have been critical to the determination of our financial position and results of operations.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements.

Allowance for Loan Losses

We consider the ALLL of $32.6 million appropriate to cover losses incurred in the loan portfolio as of December 31, 2011. However, no assurance can be given that we will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions, our ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan losses. Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in our markets may have an adverse impact on the current adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

The total ALLL is generally available to absorb losses from any segment of the portfolio. The allocation of the ALLL disclosed in the asset quality table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend of future losses in any particular portfolio.

The discussion and analysis included in this section contains detailed information regarding our ALLL, net charge-offs, non-performing assets, past due loans and potential problem loans. Included in this data are numerous portfolio ratios that must be carefully reviewed in relation to the nature of the underlying loan portfolios before appropriate conclusions can be reached regarding the company or for purposes of making comparisons to other banks. Most of our non-performing assets and past due loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes; it can take 12 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

We categorize all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by setting the risk grade at the inception of a loan through the approval process.  The definitions used were refined in early 2010 and are reviewed for applicability annually.

The risk grades are formally affirmed quarterly by loan officers.  In addition, a certain percentage of business purpose dollars is reviewed each year through our loan review process.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers.  As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. We use the following definitions for risk ratings:

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

We utilize the nine point grading system in order to evaluate the level of inherent risk in the loan portfolio as part of our ALLL methodology.  Loans collectively evaluated for impairment are grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on risk grade, historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations (as applicable).  Loans graded 5 or worse are assigned an additional reserve factor stated in basis points in order to account for the added inherent risk.  Additional basis points are applied as a reserve factor to the loan balances as the corresponding loan grades indicate additional risk and increase from grade 5 to grade 8.

Accrued Losses Associated With Indemnification Agreements

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  The maximum exposure to loss represents the outstanding principal balance of the loans sold that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral.  At December 31, 2011, $188 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $232 thousand, $2.3 million and $1.1 million were recognized during the years ended December 31, 2011, 2010 and 2009, respectively.

We enter into other types of indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us.  These relationships or transactions include those arising from service as a director or officer of the company, acquisition agreements and various other business transactions or arrangements.  Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements is not determinable.

Deferred Taxes

We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if management projects lower levels of future taxable income.  If such a valuation allowance is deemed necessary in the future, it would be established through a charge to income tax expense that would adversely affect operating results.

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

Goodwill and Intangible Assets

We have an aggregate goodwill balance of $113.7 million associated with previous merger transactions.  Goodwill is associated with the commercial banking segment, as wealth management and mortgage banking were deemed immaterial at the time of assignation.  For purposes of testing goodwill for impairment, we use both the income and market approaches to value our reporting units. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the commercial banking segment. We tested for impairment of the goodwill and intangible assets as of the annual assessment date, which is October 1. The projected future cash flows are discounted using cost of capital metrics for our peer group or a build-up approach (such as the capital asset pricing model). The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of our peer group for the reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value.

Testing goodwill for impairment is a two-step process. The first step of the goodwill impairment test, which we employed in our analysis, involves estimating the fair value of the equity of the reporting unit. For purposes of this assignment, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This type of value reflects the premise of value of value-in-use. Value-in-use is derived from the on-going operations of the business.

The fair value is then compared to the reporting unit’s carrying value of equity. In the event a reporting unit’s carrying value exceeds its estimated fair value, evidence of potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, with the excess of fair value over allocated net assets representing the fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

In 2011, based on the results of the first step of the impairment test, we determined that the carrying amount of goodwill would have exceeded its estimated fair value at the valuation date. Because the carrying amount exceeded the fair value, management performed the second step of the goodwill impairment test as of October 1, 2011.  The implied fair value of goodwill was determined by assigning the fair value to all of the assets and liabilities, including any unrecognized intangible assets, as if our commercial banking segment had been acquired in a business combination. The excess of the fair value of the commercial banking segment over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on the results of the second step of the impairment test as of October 1, 2011, management determined that goodwill was not impaired.  Management considered the factors noted above that could lead to impairment between October 1, 2011 and December 31, 2011 and evaluated our overall business and the trading level of our stock in relation to both its book value and tangible book value.  Based on these inputs, management concluded that no indications of impairment were present. Should management determine in a future period that the goodwill recorded in connection with acquisitions has been impaired, then a charge to earnings will be recorded in the period such determination is made.

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

NON-GAAP FINANCIAL MEASURES

This report refers to the efficiency ratio, which is computed by dividing noninterest expense less amortization of intangibles and goodwill impairments as a percent of the sum of net interest income on a tax equivalent basis and noninterest income excluding gains and impairments on securities, gain on sale of financial center and losses on foreclosed assets.  The efficiency ratio is not a recognized reporting measure under USGAAP.  Management believes this measure provides investors with important information regarding our operational efficiency.  Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. In referring to our net income, we are referring to income under USGAAP.  Comparison of the efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure.

Table 24 – Efficiency ratio recalculation
	For the year ended
	2011	2010	2009	2008	2007
Noninterest expense	$94,698	$92,959	$93,661	$88,860	$48,841
Less:
Amortization of intangible assets	1,651	1,651	1,730	1,568	646
Adjusted noninterest expense	93,047	91,308	91,931	87,292	48,195

Net interest income (tax equivalent)	99,517	96,492	91,731	100,752	59,932
Noninterest income	31,466	33,269	26,140	24,291	16,967
Less:
Gains on sale of securities available for sale	509	1,268	45	186	35
Losses on sale / impairment of foreclosed assets	(1,149)	(1,147)	(1,810)	(2,497)	(1)
Impairments of equity securities available for sale	-	(110)	(2,525)	(274)	-
Gain on sale of financial center	-	748	-	-	-
Net revenues	131,623	129,002	122,161	127,628	76,865

Efficiency ratio	70.7%	70.8%	75.3%	68.4%	62.7%

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other reports we issue, including reports filed with the SEC, may contain “forward-looking” statements that deal with future results, plans or performance. In addition, management may make such statements orally to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. Our future results may differ materially from historical performance and forward-looking statements about expected financial results or other plans and are subject to a number of risks and uncertainties. These include, but are not limited to, continued or deepening deterioration in general economic and banking industry conditions; continued increases in unemployment in our primary banking markets; limitations on our ability to pay dividends at current levels or to increase dividends in the future because of financial performance deterioration or regulatory restrictions; increased deposit insurance premiums or other costs related to deteriorating conditions in the banking industry and the economic impact on banks of the EESA or other related legislative and regulatory developments; the imposition of requirements with an adverse financial impact relating to our lending, loan collection and other business activities as a result of the EESA, or other legislative or regulatory developments such as mortgage foreclosure moratorium laws; possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, deposit outflows, an inability to increase the number of deposit accounts and the possibility that deposit account losses (fraudulent checks, etc.) may increase; impact of legislative, regulatory or other changes affecting customer account charges and fee income; legislative changes to bankruptcy laws which would result in the loss of all or part of our security interest due to collateral value declines (so-called “cramdown” provisions); reduced demand for financial services and loan and lease products; adverse developments affecting our banking relationships; changes in accounting standards or interpretations of existing standards; monetary, fiscal or tax policies of the federal or state governments, including adoption of state legislation that would increase state taxes; adverse findings in tax audits or regulatory examinations and resulting enforcement actions; changes in credit and other risks posed by our loan, lease, investment, and securities available for sale portfolios, including continuing declines in commercial or residential real estate values or changes in allowance for loan and lease losses methodology dictated by new market conditions or regulatory requirements; lack of or inadequate insurance coverage for claims against us; technological, computer related or operational difficulties or loss or theft of information; adverse changes in securities markets directly or indirectly affecting our ability to sell assets or to fund its operations; results of litigation; heightened regulatory practices, requirements or expectations, including but not limited to requirements related to the Bank Secrecy Act and anti-money laundering compliance activity; or other significant uncertainties.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of
StellarOne Corporation and subsidiary:

We have audited the accompanying consolidated balance sheets of StellarOne Corporation (a Virginia corporation) and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StellarOne Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StellarOne Corporation and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 09, 2012 expressed an unqualified opinion.

Philadelphia, Pennsylvania

March 09, 2012

STELLARONE CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
As of December 31
(Dollars in Thousands)
	2011	2010
Assets
Cash and due from banks	$40,931	$35,144
Federal funds sold	21,117	55,643
Interest-bearing deposits in banks	37,922	49,099
Cash and cash equivalents	99,970	139,886
Investment securities, at fair value	477,964	381,231
Mortgage loans held for sale	42,027	51,722
Loans receivable, net of allowance for loan losses, 2011, $32,588; 2010, $37,649	1,998,842	2,061,835
Premises and equipment, net	74,602	79,033
Accrued interest receivable	8,908	9,317
Deferred income tax asset	-	1,909
Core deposit intangibles, net	5,011	6,662
Goodwill	113,652	113,652
Bank owned life insurance	42,413	31,116
Foreclosed assets	8,575	10,894
Other assets	45,964	53,185
Total assets	$2,917,928	$2,940,442

Liabilities
Deposits:
Noninterest-bearing	$310,756	$322,924
Interest-bearing	2,084,844	2,063,178
Total deposits	2,395,600	2,386,102
Federal Home Loan Bank advances	60,000	85,000
Subordinated debt	32,991	32,991
Accrued interest payable	2,122	2,278
Deferred income tax liability	2,654	-
Other liabilities	10,388	7,634
Total liabilities	2,503,755	2,514,005

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Preferred stock; $1,000 per share liquidation preference; 2011: no shares issued or outstanding; 2010: 30,000 shares issued and outstanding	-	28,763
Common stock; $1 par value; 35,000,000 shares authorized; 2011: 22,819,000 shares issued and outstanding; 2010: 22,748,062 shares issued and outstanding	22,819	22,748
Additional paid-in capital	271,080	270,047
Retained earnings	110,940	101,188
Accumulated other comprehensive income	9,334	3,691
Total stockholders' equity	414,173	426,437
Total liabilities and stockholders' equity	$2,917,928	$2,940,442

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended December 31
(Dollars in Thousands, except per share data)
	2011	2010	2009
Interest and Dividend Income
Loans, including fees	$107,999	$114,828	$125,837
Federal funds sold and deposits in other banks	282	251	209
Investment securities:
Taxable	7,049	8,408	9,528
Tax-exempt	5,531	4,368	4,008
Dividends	-	67	127
Total interest income	120,861	127,922	139,709

Interest Expense
Deposits	21,117	28,943	43,483
Federal funds repurchased and securities sold under agreements to repurchase	32	29	16
Federal Home Loan Bank advances	2,158	3,866	5,756
Subordinated debt	1,133	1,074	1,257
Total interest expense	24,440	33,912	50,512
Net interest income	96,421	94,010	89,197
Provision for loan losses	12,700	22,850	37,800
Net interest income after provision for loan losses	83,721	71,160	51,397

Noninterest Income
Retail banking fees	15,291	16,237	16,367
Commissions and fees from fiduciary activities	3,386	3,264	2,960
Brokerage fee income	1,560	1,492	1,203
Mortgage banking-related fees	8,186	9,388	7,382
Losses on mortgage indemnifications and repurchases	(232)	(2,265)	(1,098)
Gain on sale of financial center	-	748	-
Gains (losses) on sale of premises and equipment	84	199	(76)
Impairments of equity securities available for sale	-	(110)	(2,525)
Gains on sale of securities available for sale	509	1,268	45
Losses on sale / impairment of foreclosed assets	(1,149)	(1,147)	(1,810)
Income from bank owned life insurance	1,298	1,296	1,292
Other operating income	2,533	2,899	2,400
Total noninterest income	$31,466	$33,269	$26,140

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY

	2011	2010	2009
Non-interest Expense
Compensation and employee benefits	$50,200	$45,898	$44,564
Net occupancy	8,274	8,389	8,578
Equipment	8,347	7,613	7,567
Amortization of intangible assets	1,651	1,651	1,730
Marketing	953	1,146	1,276
State franchise taxes	2,384	2,216	2,318
FDIC insurance	2,679	5,518	5,309
Data processing	2,721	2,398	2,466
Professional fees	2,889	2,600	2,856
Telecommunications	1,647	1,686	1,857
Other operating expenses	12,953	13,844	15,140
Total noninterest expense	94,698	92,959	93,661

Income (loss) before income taxes	20,489	11,470	(16,124)
Income tax expense (benefit)	4,604	1,705	(7,594)
Net income (loss)	$15,885	$9,765	$(8,530)
Dividends and accretion on preferred stock	(2,455)	(1,865)	(1,834)
Net income (loss) available to common shareholders	$13,430	$7,900	$(10,364)

Basic net income (loss) per common share available to common shareholders	$0.59	$0.35	$(0.46)
Diluted net income (loss) per common share available to common shareholders	$0.59	$0.35	$(0.46)
The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
For the Years Ended December 31
(Dollars in Thousands)
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income	Compre-hensive Income (Loss)	Total
Balance, December 31, 2008	$28,121	$22,605	$268,293	$113,661	$876		$433,556
Comprehensive loss:
Net loss	-	-	-	(8,530)	-	$(8,530)	(8,530)
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $2,659)	-	-	-	-	-	4,937	-
Reclassification adjustment (net of tax of $868)	-	-	-	-	-	(1,612)	-
Change in pension and post retirement liability (net of tax, $208)	-	-	-	-	-	(387)	-
Other comprehensive income	-	-	-	-	2,938	2,938	2,938
Total comprehensive loss	-	-	-	-	-	$(5,592)	-
Cash dividends paid or accrued:
Common ($.28 per share)	-	-	-	(6,350)	-		(6,350)
Preferred cumulative 5%	-	-	-	(1,500)	-		(1,500)
Accretion on preferred stock discount	334	-	-	(334)	-		-
Preferred stock issuance costs	(57)	-	-	-	-		(57)
Stock-based compensation expense (20,029 shares)	-	20	464	-	-		484
Exercise of stock options (36,033 shares)	-	36	208	-	-		244
Balance, December 31, 2009	$28,398	$22,661	$268,965	$96,947	$3,814		$420,785
Comprehensive income:
Net income	$-	$-	$-	$9,765	$-	$9,765	$9,765
Other comprehensive loss, net of tax:
Unrealized holding gains arising during the period (net of tax of $429)	-	-	-	-	-	797	-
Reclassification adjustment (net of tax of $405)	-	-	-	-	-	(753)	-
Change in pension and post retirement liability (net of tax, $125)	-	-	-	-	-	(231)	-
Change in cash flow hedge market value (net of tax, $34)	-	-	-	-	-	64	-
Other comprehensive loss	-	-	-	-	(123)	(123)	(123)
Total comprehensive income	-	-	-	-	-	$9,642	-
Cash dividends paid or accrued:
Common ($.16 per share)	-	-	-	(3,659)	-		(3,659)
Preferred cumulative 5%	-	-	-	(1,500)	-		(1,500)
Accretion on preferred stock discount	365	-	-	(365)	-		-
Stock-based compensation expense (26,615 shares)	-	27	631	-	-		658
Exercise of stock options (60,322 shares)	-	60	451	-	-		511
Balance, December 31, 2010	$28,763	$22,748	$270,047	$101,188	$3,691		$426,437
Comprehensive income:
Net income	$-	$-	$-	$15,885	$-	$15,885	$15,885
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax of $3,659)	-	-	-	-	-	6,796	-
Reclassification adjustment (net of tax of $178)	-	-	-	-	-	(331)	-
Change in pension and post retirement liability (net of tax, $127)	-	-	-	-	-	(236)	-
Change in cash flow hedge market value (net of tax, $316)	-	-	-	-	-	(586)	-
Other comprehensive income	-	-	-	-	5,643	5,643	5,643
Total comprehensive income	-	-	-	-	-	$21,528	-
Cash dividends paid or accrued:
Common ($.16 per share)	-	-	-	(3,678)	-		(3,678)
Preferred cumulative 5%	-	-	-	(1,218)	-		(1,218)
Accretion on preferred stock discount	324	-	-	(324)	-		-
Repurchase of preferred stock issued to the U.S. Treasury and associated accelerated accretion	(29,087)	-	-	(913)	-		(30,000)
Stock-based compensation expense (39,018 shares)	-	39	755	-	-		794
Exercise of stock options (31,920 shares)	-	32	278	-	-		310
Balance, December 31, 2011	$-	$22,819	$271,080	$110,940	$9,334		$414,173

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31
(In Thousands)
	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$15,885	$9,765	$(8,530)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,492	6,801	6,283
Amortization of intangible assets	1,651	1,651	1,730
Provision for loan losses	12,700	22,850	37,800
Deferred tax expense (benefit)	2,215	271	(3,195)
Employee benefit plan expense (benefit)	191	178	(25)
Stock-based compensation expense	794	658	484
Losses / impairments on foreclosed assets	1,149	1,147	1,810
Losses on mortgage indemnifications and repurchases	232	2,265	1,098
(Gains) losses on sale of premises and equipment	(84)	(199)	76
Gain on sale of financial center	-	(748)	-
Gains on sale of securities available for sale	(509)	(1,268)	(45)
Impairments of equity securities available for sale	-	110	2,525
Mortgage banking-related fees	(8,186)	(9,388)	(7,382)
Proceeds from sale of mortgage loans	424,368	526,618	557,326
Origination of mortgage loans for sale	(406,487)	(524,787)	(578,347)
Amortization of securities premiums and accretion of discounts, net	1,593	1,672	(1,206)
Income on bank owned life insurance	(1,298)	(1,296)	(1,292)
Changes in assets and liabilities:
Decrease in accrued interest receivable	409	142	771
Decrease (increase) in other assets	7,995	6,201	(14,797)
Decrease in accrued interest payable	(156)	(1,348)	(1,850)
Increase (decrease) in other liabilities	1,364	(4,210)	(1,976)
Net cash provided (used) by operating activities	$60,318	$37,085	$(8,742)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$129,617	$127,279	$119,045
Proceeds from sales of securities available for sale	13,836	29,469	2,602
Purchase of securities available for sale	(231,318)	(159,561)	(170,614)
Proceeds from maturities and principal payments of securities held to maturity	-	425	-
Net decrease in loans	43,226	47,732	47,104
Purchase of bank owned life insurance policy	(10,000)	-	-
Proceeds from sale of premises and equipment	145	1,014	1,161
Purchase of premises and equipment	(3,680)	(3,333)	(4,163)
Proceeds from sale of foreclosed assets	8,030	6,516	2,978
Net cash (used) provided by investing activities	$(50,144)	$49,541	$(1,887)
Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$35,578	$116,613	$224,348
Net decrease in certificates of deposit	(26,082)	(166,631)	(111,206)
Principal payments on Federal Home Loan Bank advances	(25,000)	(45,000)	(57,700)
Payment of preferred stock issuance costs	-	-	(57)
Proceeds from exercise of stock options	310	511	351
Repurchase of preferred stock issued to the U.S. Treasury	(30,000)	-	-
Cash dividends paid	(4,896)	(5,159)	(7,710)
Net cash (used) provided by financing activities	$(50,090)	$(99,666)	$48,026
(Decrease) increase in cash and cash equivalents	$(39,916)	$(13,040)	$37,397
Cash and Cash Equivalents
Beginning	139,886	152,926	115,529
Ending	$99,970	$139,886	$152,926
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$28,839	$39,816	$52,362
Income taxes	$2,310	$2,300	$(3,563)
Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$7,067	$14,052	$5,436

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 1.  Significant Accounting Policies

Nature of Operations and Consolidation

StellarOne Corporation is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking subsidiary is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFGLLT and  FNBST, both of which are associated with our subordinated debt issuances and are not subject to consolidation.  The consolidated statements include the accounts of the company and our wholly-owned subsidiary. All significant intercompany accounts have been eliminated.  We have evaluated subsequent events through the date of financial statement issue and have not noted anything material to our financial condition or results of operations.

Through our subsidiary bank, we provide a full array of banking services through fifty-one full-service financial centers in Central and Southwest Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, comprehensive wealth management, financial and estate-planning services, and commercial and consumer loans.  We also provide a network of automated transaction locations, phone banking and a transactional internet banking product.

Risks and Uncertainties

In our normal course of business, we encounter two significant types of risk: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  We are subject to interest rate risk to the degree that our interest-bearing liabilities mature or re-price more rapidly or on a different basis than our interest-earning assets.  Credit risk is the risk of default on our loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable, securities and the valuation of real estate we hold.

The determination of the ALLL and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2011, the ALLL is adequate and the valuation of real estate associated with specific reserves is appropriate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the ALLL.

We are subject to the regulations of various regulatory agencies, which can change significantly from year to year.  In addition, we undergo periodic examinations by regulatory agencies, which may subject us to further changes based on the regulators’ judgments about information available to them at the time of their examinations.

Basis of Presentation

Our accounting and reporting policies conform to USGAAP and to accepted practices within the banking industry.  The following is a description of the more significant of those policies and practices.

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Accounting Standards Codification

The FASB’s ASC became effective on July 1, 2009. At that date, the ASC became the officially recognized source of authoritative USGAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative USGAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to USGAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits in other banks.  Generally, federal funds are purchased and sold for one day periods.

Concentrations and Restrictions in Cash and Cash Equivalents

We maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions.  We were required to have $10.0 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory daily average reserve and clearing requirements for both December 31, 2011 and 2010. These deposits with the Federal Reserve Bank do not earn interest.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Use of Estimates

In preparing consolidated financial statements in conformity with USGAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accrued mortgage indemnification losses,  the valuation of foreclosed real estate, the recoverability of goodwill and intangible assets, and the recoverability of deferred tax assets.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value.  Except for realized losses charged to earnings for other-than-temporary-impairment deemed to be credit-related, unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are included in accumulated other comprehensive income (loss) in stockholders’ equity until realized.  The initial classification of securities is determined at the date of purchase.  We do not have any pooled or private label trust preferred securities.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.
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

We recorded impairment charges of $110 thousand and $2.5 million associated with equity securities classified as available for sale investments during 2010 and 2009, respectively.  We did not have any impairment charges associated with equity securities in 2011.  The impairment charges are included in Impairments of equity securities available for sale on the Statement of Operations.  As of December 31, 2011, we held no equity securities in our investment portfolio.

We are a member of the Federal Reserve Bank and the FHLB and are required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $20.1 million and $22.8 million at December 31, 2011 and 2010, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

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

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2011.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

STELLARONE CORPORATION AND SUBSIDIARY
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

Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.  We typically release the mortgage servicing rights when the loans are sold.

We account for the transfer of financial assets in accordance with authoritative accounting guidance which is based on consistent application of a financial-components approach that recognizes the financial and servicing assets we control and the liabilities we have incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.  The guidance provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings.

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances. These indemnifications may include our repurchase of loans.  Repurchases and losses during the last two years have been elevated, but have historically been rare, and currently no provision is made for losses at the time of sale.

We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Time elapsing between issuance of a loan commitment and closing and sale of the loan generally ranges from 5 to 20 days.  We protect ourselves from changes in interest rates through the use of best efforts forward delivery contracts, whereby we commit to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, we are not exposed to losses nor will we realize significant gains related to our rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  We determine the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments for the years ended December 31, 2011, 2010 or 2009.

Loans

Through our banking subsidiary, we grant mortgage, commercial and consumer loans to customers, all of which are considered financing receivables.  A substantial portion of the loan portfolio is represented by mortgage loans.  The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area.

Loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  These amounts are generally being amortized over the contractual life of the loan.

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

Certain loans are classified as TDRs, if we granted a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that we would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is on accrual status, it will be classified as performing.  TDRs originally classified as nonperforming are able to be reclassified as performing TDRs, if, subsequent to restructure, they experience six months of consecutive payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status if it meets the following criteria:
•	At the time of restructure, the loan was made at or above a market rate of interest
•	The loan has shown at least 6 months of payment performance in accordance with the restructured terms.
•	The loan has been reported as a TDR in at least one annual filing on Form 10-K.

Quarterly, we review those loans designated as TDRs for compliance with the previously stated criteria to determine which can be removed from the designation.

STELLARONE CORPORATION AND SUBSIDIARY
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

We conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with the identification of problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired, a specific reserve may be established based on our calculation of the loss embedded in the individual loan.  In addition to specific reserves on impaired loans, we have a nine point grading system for each non-homogeneous loan in the portfolio to reflect the risk characteristic of the loan.  The loans identified and measured for impairment are segregated from risk-rated loans within the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The ALLL is an accounting estimate and as such there is uncertainty associated with the estimate due to the level of subjectivity and judgment inherent in performing the calculation.  Management’s evaluation of the ALLL also includes considerations of the following:
•	existing general economic and business conditions affecting our key lending areas,
•	credit quality trends,
•	collateral values,
•	loan volumes and concentrations,
•	seasoning of the loan portfolio,
•	specific industry conditions within portfolio segments,
•	recent loss experience in particular segments of the portfolio,
•	duration of the current business cycle, and
•	bank regulatory examination results.

The total of specific reserves required for impaired classified loans and the calculated reserves comprise the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Additionally, management’s policy is generally to evaluate only those loans greater than $500 thousand for impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over three years.  Depreciation and amortization are recorded on the straight-line method.  We did not record any impairment of long-lived assets for the years ended December 31, 2011, 2010, and 2009.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Goodwill and Intangible Assets

We have an aggregate goodwill balance of $113.7 million associated with previous merger transactions.  Goodwill is associated with the commercial banking segment, as wealth management and mortgage banking were deemed immaterial at the time of assignation.  For purposes of testing goodwill for impairment, we use both the income and market approaches to value our reporting units. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic expectations for the commercial banking segment. The projected future cash flows are discounted using cost of capital metrics for our peer group or a build-up approach (such as the capital asset pricing model). The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of our peer group for the reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value.

During the second quarter of 2011, we changed the date of our annual impairment testing for goodwill from September 30 to October 1. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the later date provides us additional time for the completion of our annual impairment testing in conjunction with our budget process while also performing the testing in the final quarter of the year. For fiscal year 2011, we tested goodwill for impairment on both September 30, 2011 and October 1, 2011 as part of the process of changing the annual impairment testing date to October 1.

Testing goodwill for impairment is a two-step process. The first step of the goodwill impairment test, which we employed in our analysis, involves estimating the fair value of the equity of the reporting unit. For purposes of this assignment, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This type of value reflects the premise of value of value-in-use. Value-in-use is derived from the on-going operations of the business.

The fair value is then compared to the reporting unit’s carrying value of equity. In the event a reporting unit’s carrying value exceeds its estimated fair value, evidence of potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, with the excess of fair value over allocated net assets representing the fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

In 2011, based on the results of the first step of the impairment test, we determined that the carrying amount of goodwill exceeded its estimated fair value at the valuation date. Because the carrying amount exceeded the fair value, management performed the second step of the goodwill impairment test as of both September 30 and October 1, 2011.  The implied fair value of goodwill was determined by assigning the fair value to all of the assets and liabilities, including any unrecognized intangible assets, as if our commercial banking segment had been acquired in a business combination. The excess of the fair value of the commercial banking segment over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on the results of the second step of the impairment test as of both September 30 and October 1, 2011, management determined that goodwill was not impaired.  Management considered the factors noted above that could lead to impairment between October 1, 2011 and December 31, 2011, and evaluated our overall business and the trading level of our stock in relation to both its book value and tangible book value.  Based on these inputs, management concluded that no indications of impairment were present. Should management determine in a future period that the goodwill recorded in connection with acquisitions has been impaired, then a charge to earnings will be recorded in the period such determination is made.

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

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Bank Owned Life Insurance

We have purchased BOLI.  The proceeds are used to help defray employee benefit costs. We are the owner and beneficiary of the policies. BOLI is recorded on the consolidated balance sheets at its cash surrender value and changes in the cash surrender value are recorded in noninterest income. BOLI income is tax-exempt.

Short-Term Borrowings

We had uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks at December 31, 2011.

The average balance outstanding of short-term borrowings did not exceed 30 percent of stockholders’ equity during the years ended December 31, 2011 and 2010.

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

It is our policy to recognize interest and/or penalties related to income tax matters in income tax expense.  The company and our wholly-owned subsidiary file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

Stock-Based Compensation

We have a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees.  Stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the company for a specified period, generally from one to five years.

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

The fair value of each option grant issued equal to fair market value is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31
2009

Dividend yield	4.4%
Expected life	6.5 yrs
Expected volatility	42.9%
Risk-free interest rate	1.9%

There were no options granted during 2011 or 2010.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Earnings (loss) Per Common Share

Earnings (loss) per common share represents net income available to common stockholders, which represents net income (loss) less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance.  The effects of restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Potential common shares that may be issued relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Dividend Reinvestment Plan

We have a Dividend Reinvestment Plan, which provides an automatic conversion of dividends into common stock for enrolled stockholders.  It is based on the stock's fair market value on each dividend record date, and allows for voluntary contributions to purchase stock.

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense of $953 thousand, $1.1 million, and $1.3 million were incurred in 2011, 2010 and 2009, respectively.  This expense is included as the marketing line item on the consolidated Statement of Operations.

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

Management has determined that we have three reportable segments, Commercial Banking, Mortgage Banking and Wealth Management.  Please see Note 20 for more information on our reportable segments.

Derivative Financial Instruments

Our hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on our balance sheet. We may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.  To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. We consider a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, we formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, we will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Fair Value Measurement

We record certain of our assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Please see the fair value tables in Note 19.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This Update will result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States and international financial reporting standards through changes to wording used to describe and disclose information about fair value measurements, clarification about the application of existing requirements, and changes to particular principles for measuring fair value or for disclosing information about those measurements.  This guidance becomes effective during the first interim period beginning after December 15, 2011.  We do not expect a material effect on our consolidated financial position or consolidated results of operations based on the clarification about application or changes to principles from the new standard.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  This Update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable.  The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented.  This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We currently present other comprehensive income in our Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income and plan to adopt the new disclosure requirements in our interim report on Form 10-Q for the period ending March 31, 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.  This Update allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The “more likely than not” threshold is defined as having a likelihood of more than 50 percent.  A company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount.  The objective of the update is to simplify the goodwill impairment testing process in terms of both cost and complexity.  The guidance becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We tested goodwill under the two-step method at both September 30 and October 1, as discussed in Footnote 5.  We will adopt the qualitative test for the fiscal year ending December 31, 2012 and do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 2. Participation in U.S. Treasury Capital Purchase Program

On December 19, 2008, we issued 30,000 shares of preferred stock to the Treasury for $30 million pursuant to the CPP. Additionally, we issued 302,622 common stock warrants to the U.S. Treasury as a condition to our participation in the CPP. The warrants are immediately exercisable, expire 10 years from the date of issuance and have an exercise price of $14.87 per share.  Proceeds from this sale of preferred stock were used for general corporate purposes. The CPP preferred stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter.

On April 13, 2011, we redeemed 25%, or 7,500 shares, of our preferred stock.  The preferred stock was repurchased for $7.5 million and had a current carrying value of $7.2 million, net of $285 thousand unaccreted discount, on our consolidated balance sheet.  As a result of the repurchase, we accelerated the accretion of the $285 thousand discount and recorded a total reduction in shareholders’ equity of $7.5 million.

On December 28, 2011, we completed our repurchase of the preferred stock by redeeming the remaining 22,500 shares.  The remaining shares had a carrying value of $21.9 million, net of $628 thousand unaccreted discount.  We accelerated the accretion of the $628 thousand discount and recorded a total reduction in shareholders’ equity of $22.5 million.

The 302,622 common stock warrants issued at the inception of the CPP purchase expire December 19, 2018 and remain outstanding.

Note 3.  Investment Securities

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2011 and 2010 are as follows:
	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U. S. Government agencies	$151,155	$1,370	$(58)	$152,467
State and municipals	148,933	10,582	-	159,515
Corporate bonds	4,478	140	-	4,618
Collateralized mortgage obligations	7,251	221	-	7,472
Agency mortgage backed securities	139,330	5,563	-	144,893
Other	8,999	-	-	8,999
Total	$460,146	$17,876	$(58)	$477,964

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U. S. Government agencies	$101,864	$1,389	$-	$103,253
State and municipals	134,465	3,248	(890)	136,823
Corporate bonds	6,527	377	-	6,904
Collateralized mortgage obligations	9,294	203	-	9,497
Agency mortgage backed securities	119,595	3,587	(43)	123,139
Other	1,615	-	-	1,615
Total	$373,360	$8,804	$(933)	$381,231

Other securities available for sale consisted of investments in certificates of deposit held by other banks.  The book value of securities pledged to secure deposits and for other purposes amounted to $146.4 million and $156.3 million at December 31, 2011 and 2010, respectively.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of securities available for sale as of December 31, 2011 are shown below, by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.
	2011
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$42,361	$42,641
Due after one year through five years	153,703	156,398
Due after five years through ten years	81,923	86,316
Due after ten years	182,159	192,609
Total	$460,146	$477,964

Information pertaining to sales and calls of securities available for sale is as follows:

	Twelve Months Ended
	December 31,
	2011	2010	2009

Proceeds from sales/calls	$59,829	$53,305	$39,404
Gross realized gains	517	1,423	50
Gross realized losses	(8)	(155)	(5)
Tax provision	178	444	16

Information pertaining to securities with gross unrealized losses at December 31, 2011, and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2011
U.S. Government agencies	$42,710	$58	$-	$-	$42,710	$58
Total temporarily impaired securities	$42,710	$58	$-	$-	$42,710	$58

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2010
Agency mortgage backed securities	$9,723	$43	$-	$-	$9,723	$43
State and municipals	40,133	890	-	-	40,133	890
Total temporarily impaired securities	$49,856	$933	$-	$-	$49,856	$933

There are no securities that have unrealized losses greater than twelve months as of December 31, 2011 or 2010. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors, which is mainly changes in market rates, is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 4.  Loans and Allowance for Loan Losses

Through our banking subsidiary, we grant mortgage, commercial and consumer loans to customers, all of which are considered financing receivables.  A substantial portion of the loan portfolio is represented by mortgage loans.  The ability of our debtors to honor their contracts is dependent upon the real estate and general economic conditions in our market area.

Loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  These amounts are generally being amortized over the contractual life of the loan.

Our loan portfolio is composed of the following (in thousands):
	December 31,
	2011	2010
Construction and land development:
Residential	$49,995	$57,135
Commercial	164,672	180,502
Total construction and land development	214,667	237,637
Commercial real estate:
Commercial real estate - owner occupied	317,976	356,769
Commercial real estate - non-owner occupied	417,658	401,178
Farmland	15,756	17,561
Multifamily, nonresidential and junior liens	93,470	103,641
Total commercial real estate	844,860	879,149
Consumer real estate:
Home equity lines	263,035	264,945
Secured by 1-4 family residential, secured by first deeds of trust	450,667	457,300
Secured by 1-4 family residential, secured by second deeds of trust	42,534	46,108
Total consumer real estate	756,236	768,353
Commercial and industrial loans (except those secured by real estate)	189,887	183,693
Consumer and other:
Consumer installment loans	20,216	26,795
Deposit overdrafts	3,526	1,395
All other loans	1,739	1,874
Total consumer and other	25,481	30,064
Total loans	2,031,131	2,098,896
Deferred loan costs	299	588
Allowance for loan losses	(32,588)	(37,649)
Net loans	$1,998,842	$2,061,835

As of December 31, 2011 and 2010, the book value of loans pledged as collateral for advances outstanding with the FHLB of Atlanta totaled $642.6 million and $630.5 million, respectively.

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

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (in thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	2011	2010	2011	2010
Construction and land development	$8,324	$15,443	$-	$937
Commercial real estate	15,055	8,060	1,416	531
Consumer real estate	14,629	15,668	-	-
Commercial and industrial loans (except those secured by real estate)	1,141	4,277	96	423
Consumer and other	25	26	4	19
Total	$39,174	$43,474	$1,516	$1,910

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $2.3 million, $3.8 million and $472 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
December 31, 2011
Construction and land development	$7,268	$397	$-	$8,324	$15,989	$198,678	$214,667
Commercial real estate	5,125	2,856	1,416	15,055	24,452	820,408	844,860
Consumer real estate	14,818	2,661	-	14,629	32,108	724,128	756,236
Commercial and industrial loans (except those secured by real estate)	714	264	96	1,141	2,215	187,672	189,887
Consumer and other	297	59	4	25	385	25,096	25,481
Total loans	$28,222	$6,237	$1,516	$39,174	$75,149	$1,955,982	$2,031,131

December 31, 2010
Construction and land development	$7,467	$1,064	$937	$15,443	$24,911	$212,726	$237,637
Commercial real estate	7,586	4,685	531	8,060	20,862	858,287	879,149
Consumer real estate	22,586	6,805	-	15,668	44,545	723,808	768,353
Commercial and industrial loans (except those secured by real estate)	791	1,139	423	4,277	6,630	177,063	183,693
Consumer and other	513	147	19	26	705	29,359	30,064
Total loans	$38,943	$13,840	$1,910	$43,474	$97,653	$2,001,243	$2,098,896

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan balances are charged off against the allowance when management believes a loan balance is confirmed uncollectable.  Subsequent recoveries, if any, are credited to the allowance.

We conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with the identification of potential problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired, a specific reserve may be established based on our calculation of the loss embedded in the individual loan.  In addition to specific reserves on impaired loans, we have a nine point grading system for each non-homogeneous loan in the portfolio to reflect the risk characteristic of the loan.  The loans identified and measured for impairment are segregated from risk-rated loans within the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The ALLL is an accounting estimate and as such there is uncertainty associated with the estimate due to the level of subjectivity and judgment inherent in performing the calculation.  Management’s evaluation of the ALLL also includes considerations of existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of our outsourced loan review consultants. The total of specific reserves required for impaired classified loans and the calculated reserves comprise the allowance for loan losses.  The look-back period for calculating historical losses is 3 years.  Management feels this is the appropriate period given where we are in the current credit cycle and to accurately reflect the risk in the loan portfolio.  The most current 12 month period continues to be heavily weighted as management considers it to be the most relevant considering current economic conditions.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the allowance for loan losses is as follows (in thousands):

	Year Ended December 31, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	3,750	5,036	4,080	(13)	(153)	12,700
Loans charged off	(5,646)	(4,917)	(5,173)	(3,797)	(394)	(19,927)
Recoveries	715	235	248	481	487	2,166
Net charge-offs	(4,931)	(4,682)	(4,925)	(3,316)	93	(17,761)

Balance, December 31, 2011	$9,856	$8,565	$10,019	$4,059	$89	$32,588

	Year Ended December 31, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2010	$17,867	$4,210	$9,244	$7,655	$1,196	$40,172
Provisions for loan losses	2,213	7,939	9,494	4,428	(1,224)	22,850
Loans charged off	(9,266)	(3,965)	(8,294)	(5,408)	(645)	(27,578)
Recoveries	223	27	420	713	822	2,205
Net charge-offs	(9,043)	(3,938)	(7,874)	(4,695)	177	(25,373)

Balance, December 31, 2010	$11,037	$8,211	$10,864	$7,388	$149	$37,649

	Year Ended December 31, 2009
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2009	$12,058	$5,679	$7,486	$3,752	$1,489	$30,464
Provisions for loan losses	23,215	(584)	5,172	9,257	740	37,800
Loans charged off	(18,015)	(1,158)	(3,640)	(5,961)	(2,173)	(30,947)
Recoveries	609	273	226	607	1,140	2,855
Net charge-offs	(17,406)	(885)	(3,414)	(5,354)	(1,033)	(28,092)

Balance, December 31, 2009	$17,867	$4,210	$9,244	$7,655	$1,196	$40,172

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the years ended December 31, 2011 and 2010 were as follows:

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except Those Secured by Real Estate)	Consumer and Other	Total
2011
Allowance for loan losses:
Individually evaluated for impairment	$4,071	$1,088	$562	$-	$-	$5,721
Collectively evaluated for impairment	5,785	7,477	9,457	4,059	89	26,867
Total ending allowance	$9,856	$8,565	$10,019	$4,059	$89	$32,588

Loans:
Individually evaluated for impairment	$15,218	$13,730	$5,325	$-	$-	$34,273
Collectively evaluated for impairment	199,449	831,130	750,911	189,887	25,481	1,996,858
Total loans	$214,667	$844,860	$756,236	$189,887	$25,481	$2,031,131

2010
Allowance for loan losses:
Individually evaluated for impairment	$1,607	$886	$364	$2,667	$-	$5,524
Collectively evaluated for impairment	9,430	7,325	10,500	4,721	149	32,125
Total ending allowance	$11,037	$8,211	$10,864	$7,388	$149	$37,649

Loans:
Individually evaluated for impairment	$13,538	$10,209	$4,403	$5,703	$-	$33,853
Collectively evaluated for impairment	224,099	868,940	763,950	177,990	30,064	2,065,043
Total loans	$237,637	$879,149	$768,353	$183,693	$30,064	$2,098,896

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Additionally, management’s policy is generally to evaluate only those loans greater than $500 thousand for impairment as these are considered to be individually significant in relation to the size of the loan portfolio. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment.

Impaired loans totaled $66.3 million and $62.4 million at December 31, 2011 and 2010, respectively.  Included in these balances were $38.7 million and $43.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is on accrual status, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered non-accrual will be classified as nonperforming, but are able to be reclassified as performing TDRs if subsequent to restructure, they experience six months of consecutive payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:
•	At the time of restructure, the loan was made at or above a market rate of interest
•	The loan has shown at least 6 months of payment performance in accordance with the restructured terms.
•	The loan has been reported as a TDR in at least one annual filing on Form 10-K.

Quarterly, we review those loans designated as TDRs for compliance with the previously stated criteria as part of our ongoing monitoring of the performance of modified loans.  During 2011, we removed $14.0 million in consumer 1-4 family residential mortgage loans from impaired status, due to the loans meeting the performance criteria.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for potential identification as TDRs.  Certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology were reclassified as TDRs.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those receivables newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now classified as TDRs and impaired was $4.2 million, and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $313 thousand.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The following table provides information on performing and nonperforming restructures for the periods presented (in thousands):
	December 31,
	2011	2010
Performing restructurings:
Construction and land development	$9,946	$5,163
Commercial real estate	5,029	6,680
Consumer real estate (mortgage modification program)	15,556	24,674
Commercial and industrial loans (except those secured by real estate)	-	3,181
Total performing restructurings	$30,531	$39,698

Nonperforming restructurings:
Construction and land development	$-	$300
Commercial real estate	2,832	-
Consumer real estate (mortgage modification program)	5,357	3,208
Total nonperforming restructurings	$8,189	$3,508

Total restructurings	$38,720	$43,206

The following table provides information about TDRs identified during the current period (in thousands, except number of contracts):

	Modifications for the period ended,
	December 31, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	16	$7,423	$7,246
Commercial real estate	5	3,498	3,498
Consumer real estate	57	8,646	8,755
Commercial and industrial loans (except those secured by real estate)	1	-	-
Total Troubled Debt Restructurings	79	$19,567	$19,499

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	$1,043
Consumer real estate	8	1,791
Commercial and industrial loans (except those secured by real estate)	1	-
Total Troubled Debt Restructurings	10	$2,834

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

	Modifications for the period ended,
	December 31, 2010

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	5	$1,366	$1,362
Commercial real estate	16	10,027	9,187
Consumer real estate	90	13,195	11,782
Commercial and industrial loans (except those secured by real estate)	5	5,542	5,542
Total Troubled Debt Restructurings	116	$30,130	$27,873

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	5	$654
Total Troubled Debt Restructurings	5	$654

	Modifications for the period ended,
	December 31, 2009

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	13	$3,123	$2,668
Commercial real estate	3	4,312	4,308
Consumer real estate	124	16,600	14,834
Total Troubled Debt Restructurings	140	$24,035	$21,810

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$153
Consumer real estate	1	186
Total Troubled Debt Restructurings	2	$339

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at December 31, 2011 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

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

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on impaired loans (in thousands):

	December 31,
	Interest income recognized	Cash-basis interest income
2011
Construction and land development	$242	$240
Commercial real estate	220	267
Consumer real estate	105	105
Commercial and industrial loans (except those secured by real estate)	47	54
Total	$614	$666

2010
Construction and land development	$56	$57
Commercial real estate	192	229
Consumer real estate	9	12
Commercial and industrial loans (except those secured by real estate)	176	177
Total	$433	$475

2009
Construction and land development	$16	$16
Commercial real estate	43	32
Consumer real estate	(5)	11
Commercial and industrial loans (except those secured by real estate)	4	-
Total	$58	$59

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $66.3 million of impaired loans at December 31, 2011, $32.0 million, consisting of $18.5 million of TDRs, was collectively evaluated for impairment and $34.3 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $20.2 million of TDRs, is presented below (in thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
December 31, 2011
Loans without a specific valuation allowance:
Construction and land development	$4,351	$4,351	$-	$3,772
Commercial real estate	6,827	7,105	-	4,484
Consumer real estate	2,412	3,990	-	2,146
Commercial and industrial loans (except those secured by real estate)	-	-	-	517
Loans with a specific valuation allowance:
Construction and land development	10,867	10,867	4,071	10,235
Commercial real estate	6,903	6,927	1,088	7,494
Consumer real estate	2,913	2,913	562	2,295
Commercial and industrial loans (except those secured by real estate)	-	-	-	2,638
Total	$34,273	$36,153	$5,721	$33,581

As of December 31, 2010, we had $62.4 million of impaired loans, with $28.5 million, consisting solely of TDRs, collectively evaluated for impairment and $33.9 million individually evaluated for impairment, which includes $14.7 million of TDRs, is presented below (in thousands):

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

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Credit Quality Indicators

We categorize all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by setting the risk grade at the inception of a loan through the approval process.  The definitions used were last updated in early 2010 and are reviewed for applicability annually.  The risk grades are formally affirmed quarterly by loan officers.  In addition, a certain percentage of loan dollars is reviewed each year through our loan review process.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers.  As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. We use the following definitions for risk ratings:

•	Risk Grade 1 – Prime Risk. Loss potential is rated as none or extremely low. Loans fully secured by deposit accounts at our subsidiary bank will also be rated as Risk Grade 1.

•	Risk Grade 2 – Excellent Risk. Loss potential is demonstrably low. Loans have liquid financial statements or are secured by marketable securities or other liquid collateral.

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

We utilize our nine point grading system in order to evaluate the level of inherent risk in the loan portfolio as part of our allowance for loan losses methodology.  Loans graded 5 or worse are assigned an additional reserve factor stated in basis points in order to account for the added inherent risk.  Additional basis points are applied as a reserve factor to the loan balances as the corresponding loan grades indicate additional risk and increase from grade 5 to grade 8.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Loans listed as not rated are either commercial loans less than $25 thousand, consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  As of December 31, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Risk Grade
	Not Graded	1	2	3	4	5	6	7	8	9
2011
Construction and land development	$46,724	$-	$-	$1,402	$72,138	$47,681	$3,285	$40,044	$3,393	$-
Commercial real estate	-	-	3	89,878	411,433	228,360	37,091	77,424	671	-
Consumer real estate	-		4	9,723	100,501	72,386	13,157	29,540	950	-
Commercial and industrial loans (except those secured by real estate)	-	790	4,218	46,413	92,000	33,088	4,859	8,482	37	-
Consumer and other	-	-	-	-	-	-	-	-	-	-
Total	$46,724	$790	$4,225	$147,416	$676,072	$381,515	$58,392	$155,490	$5,051	$-

2010
Construction and land development	$47,447	$-	$275	$2,481	$79,613	$31,468	$12,588	$59,301	$4,464	$-
Commercial real estate	-	-	1,957	102,520	458,261	178,279	55,178	82,232	624	98
Consumer real estate	-	-	991	12,533	121,066	53,867	11,627	28,238	1,301	-
Commercial and industrial loans (except those secured by real estate)	-	1,190	1,901	26,915	111,967	20,622	8,342	9,662	3,094	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total	$47,447	$1,190	$5,124	$144,449	$770,907	$284,236	$87,735	$179,433	$9,483	$98

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31:

	Consumer real estate		Consumer and other
	2011	2010	2011	2010
Performing	$521,175	$531,091	$25,456	$30,038
Nonperforming	8,800	7,639	25	26
Total	$529,975	$538,730	$25,481	$30,064

Purchased Loans

We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.

Concentrations of Credit

Most of our lending activity occurs within Central and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of December 31, 2011 and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 5. Goodwill and Core Deposit Intangibles

At both December 31, 2011 and 2010, goodwill totaled $113.7 million.  The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$14,194	$(9,183)	$14,549	$(7,887)

Amortization expense related to all intangible assets charged to operations was $1.7 million for each of the three years ending December 31, 2011, 2010 and 2009.

The following table sets forth the estimated pre-tax amortization expense of core deposit intangibles as of December 31, 2011:

2012	$1,549
2013	1,244
2014	1,200
2015	1,018
$5,011

Note 6.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	Estimated Useful Lives	2011	2010

Land	Indefinite	$16,090	$16,160
Buildings and leasehold improvements	Lease term - 39 years	65,401	65,198
Furniture, equipment and software	3 - 7 years	26,987	42,219
Construction in progress 1		1,636	1,551
		110,114	125,128
Less accumulated depreciation and amortization		35,512	46,095
		$74,602	$79,033
1 Construction in progress is not depreciated until placed in service.

Depreciation and amortization expense amounted to $6.5 million, $6.8 million, and $6.3 million in 2011, 2010 and 2009, respectively.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 7.  Deposits

Deposits are summarized as follows at December 31, 2011 and 2010:
	2011		2010
	Amount	%	Amount	%
Type of Account:
Noninterest bearing	$310,756	12.97%	$322,924	13.53%
NOW	601,573	25.11%	576,000	24.14%
Money market	412,253	17.21%	413,426	17.33%
Savings	289,253	12.07%	255,194	10.70%
Time deposits	781,765	32.64%	818,558	34.30%

Total Deposits	$2,395,600	100.00%	$2,386,102	100.00%

The aggregate amount of time deposits in denominations greater than $100,000 at December 31, 2011 and 2010 was $269.5 million and $274.3 million, respectively.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

2012	$343,879
2013	173,963
2014	39,489
2015	123,376
2016	101,056
Thereafter	2
$781,765

Brokered certificates of deposit, consisting entirely of certificates of deposit originated through a Certificate of Deposit Account Registry Service program totaled $6.3 million and $10.1 million at December 31, 2011 and 2010, respectively.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 8.  Federal Home Loan Bank Advances

We had advances outstanding with the FHLB of Atlanta of $60.0 million at December 31, 2011 maturing through 2018.  At December 31, 2010, $85.0 million of advances were outstanding.  At December 31, 2011 and 2010, the interest rates on this debt ranged from 2.11% to 4.81% and from 2.57% to 4.81%, respectively.  The weighted average interest rate at December 31, 2011 and 2010 was 3.10% and 3.16%, respectively.  The average balance outstanding during 2011 and 2010 was $64.9 million and $113.3 million, respectively.  The advance structures we employ included $5.0 million in convertible credits and $55.0 million in fixed rate credits.  Each structure requires quarterly interest payments.

The banking subsidiary has available a $222.7 million line of credit with the FHLB of Atlanta.  Advances on the line are secured by securities and a blanket lien on our subsidiary’s loan portfolio.  The blanket lien covers one to four family dwelling loans, multifamily loans, and home equity loans.  As of December 31, 2011 and 2010, the book value of loans pledged as collateral totaled $642.6 million and $630.5 million, respectively, and consisted of one to four family, multifamily, and home equity loans.

At December 31, 2011, the contractual maturities of the advances are as follows:

Due in 2012	$5,000
Due in 2013	-
Due in 2014	-
Due in 2015	10,000
Due in 2016	25,000
Thereafter	20,000
Total	$60,000

Note 9.  Subordinated Debt

We have two unconsolidated wholly-owned finance subsidiaries that were formed for the purpose of issuing redeemable capital securities (also referred to as subordinated debt).

In 2004, VFGLLT issued $20.0 million of trust preferred securities through a private transaction. VFGLLT issued $619 thousand in common equity to us.  The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2011 was 3.10% and at December 31, 2010 was 3.02%. The securities became redeemable at par beginning in June 2009 and continue to be redeemable each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the VFGLLT is $20.6 million of our junior subordinated debt securities with like maturities and like interest rates to the capital securities.

In 2003, FNBST issued $12.0 million of trust preferred securities through a private transaction. FNBST issued $372 thousand in common equity to us.  The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2011 was 3.46% and at December 31, 2010 was 3.39%. The securities became redeemable at par in June 2008 and continue to be redeemable each quarterly anniversary of such date until the securities mature on June 26, 2033. The principal asset of FNBST is $12.4 million of our junior subordinated debt securities with like maturities and like interest rates to the capital securities.

In September 2010, we entered into an interest rate swap contract on the junior subordinated debt securities that effectively fixed the interest rate for a period of three years beginning September 30, 2011.  During the fourth quarter of 2011, we extended the contract for an additional three years.  The new rate will take effect in September 2013, following the maturity of the current swap and will mature in September 2016.  See Note 13 for more information.

We may include the subordinated debt in Tier 1 for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the subordinated debt not considered as Tier I capital may be included in Tier II capital.  All outstanding subordinated debt as of both December 31, 2011 and 2010 was included in Tier I capital.

Our obligations with respect to the issuance of the capital securities constitute our full and unconditional guarantee of VFGLLT’s and FNBST’s obligations with respect to the capital securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 10.  Stock-Based Compensation

Under our incentive stock option plan, we may grant options to purchase common stock or restricted share awards to our directors, officers and employees of up to 1,125,000 newly issued shares of our common stock.  Stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with us for a specified period, generally from one to five years and will expire in no more than ten years after the date of grant.

At December 31, 2011, we had one stock-based employee compensation plan. Share-based compensation expense of $794 thousand, $658 thousand and $484 thousand was recognized for the years ended December 31, 2011, 2010 and 2009, respectively.    We expense the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

For the years ended December 31, 2011, 2010 and 2009, we recognized $47 thousand, $62 thousand and $59 thousand, respectively, in compensation expense related to the vesting of stock options.  A summary of the stock option plan at December 31, 2011, 2010 and 2009 and changes during the years ended on those dates is as follows:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	498,174	$19.98	575,046	$18.93	614,198	$18.58
Granted	-	-	-	-	17,392	12.78
Forfeited	(11,005)	18.58	(3,876)	13.65	(12,373)	1,661.00
Expired	(164,053)	19.24	(12,674)	22.79	(8,138)	22.92
Exercised	(31,920)	9.71	(60,322)	9.78	(36,033)	9.77
Outstanding at end of year	291,196	$21.58	498,174	$19.98	575,046	$18.93

Exercisable at end of year	247,278		423,051		470,991

Weighted-average fair value per option of options granted during the year	N/A		N/A		$3.54

As of December 31, 2011, the intrinsic value of the options both outstanding and exercisable was $2 thousand and the intrinsic value of options exercised during the year was $155 thousand.  The intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2011 and the exercise price, multiplied by the number of options outstanding).    The weighted average remaining contractual life is 2.3 years with a weighted average exercise price of $22.33 for exercisable options at December 31, 2011.

As of December 31, 2011, there was $71 thousand of total unrecognized compensation expense related to non-vested options, which will be recognized over a weighted-average period of approximately 1.2 years.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The actual tax (expense) or benefit realized for the tax deductions from option exercises under the plan for the twelve months ended December 31, 2011, 2010 and 2009 was $(38) thousand, $63 thousand and $65 thousand, respectively.  The impact of these cash payments or receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid during the vesting period. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued.  We expense the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $747 thousand, $596 thousand and $425 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. We had 201,799 shares of restricted stock awarded and non-vested at December 31, 2011 with total unrecognized compensation expense of $1.7 million, which will be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes activity related to non-vested restricted shares:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value

Nonvested at December 31, 2008	35,401	$16.31	$598

Granted	56,821	13.09
Vested and exercised	(20,029)	16.26	$253
Forfeited	(1,257)	13.24
Nonvested at December 31, 2009	70,936	$13.80	$707

Granted	114,594	11.45
Vested and exercised	(26,615)	13.25	$359
Forfeited	(6,824)	11.74
Nonvested at December 31, 2010	152,091	$12.21	$2,211

Granted	101,388	13.12
Vested and exercised	(39,018)	13.97	$502
Forfeited	(12,662)	12.31
Nonvested at December 31, 2011	201,799	$12.34	$2,296

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 11.  Employee Benefit Plans

We maintain several qualified and non-qualified employee benefit plans for employees, which are described below.

Defined Benefit Plan

We have a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974.  We froze participation in this plan during 2002, and have approximately 77 participants remaining in the plan.  We froze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees ceased. All retirement benefits earned in the pension plan as of December 31, 2008 have been preserved and all participants are fully vested in their benefits.  As of December 31, 2011, the remaining benefit obligation associated with this plan was $4.2 million and the net funding liability was $507 thousand.  The funding liability is calculated using a 4% expected return on plan assets.  Plan assets of $3.7 million are currently invested in cash and cash equivalents.  All amounts related to the pension plan are included in Other liabilities on the Consolidated Balance Sheet.  We do not anticipate making any contributions to the plan during 2012.

Defined Contribution Plans

During 2011 and 2010, we had a 401(k) savings plan for all eligible StellarOne employees.  Participation in the plan is eligible to all full-time employees with matching contributions equal to 100% of the first 4% of salary reduction contributions made by the employee.  We contributed a matching contribution of $1.1 million and no discretionary contribution for the years ended December 31, 2011 and 2010.

We have a non-qualified Directors Deferred Compensation Plan. This plan allows for the deferral of pre-tax income associated with payment of director fees. Directors may elect to defer all or a portion of their annual fees. Monthly board fees are contributed directly to a trust with various investment options, and are held until such time the director is entitled to receive a distribution.

Deferred Compensation Plan

We also have a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control.  The Board may make contributions at its discretion.  The balance in this plan is recorded in both other assets and other liabilities on our Consolidated Balance Sheet.  The deferred compensation charged to expense totaled $81 thousand, $56 thousand, and $59 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 12.  Income Taxes

The components of the net deferred tax liability or asset, included in the Consolidated Balance Sheets, are as follows:
	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$11,406	$13,177
Nonaccrual loan interest	380	853
Deferred compensation and personnel liabilities	1,338	1,306
Pension liability	919	802
Accrued stock compensation	587	486
AMT and other tax credits	577	657
Other	1,280	-
	16,487	17,281

Deferred tax liabilities:
Merger related fair value adjustments	6,591	6,942
Accrued pension asset	797	838
Securities available for sale	6,236	2,755
Premises and equipment	1,418	623
Deferred gain on property exchange "like kind"	404	404
Goodwill	2,675	2,351
Core deposit intangible	1,020	1,449
Other	-	10
	19,141	15,372

Net deferred tax (liability) asset	$(2,654)	$1,909

Income tax expense charged to operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
Current tax expense (benefit)	$2,389	$1,434	$(4,399)
Deferred tax expense (benefit)	2,215	271	(3,195)
	$4,604	$1,705	$(7,594)

Income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax expense (benefit)	$7,171	35.0%	$4,015	35.0%	$(5,643)	-35.0%
Decrease in income taxes resulting from:
Tax-exempt interest income, net	(1,952)	-9.5%	(1,546)	-13.5%	(1,354)	-9.1%
Earnings on cash surrender value, BOLI	(457)	-2.2%	(463)	-4.0%	(471)	-2.7%
Other	(158)	-0.8%	(301)	-2.6%	(126)	-0.3%
	$4,604	22.5%	$1,705	14.9%	$(7,594)	-47.1%

We are subject to U.S. federal income tax as well as to Virginia bank franchise taxes.  We have concluded all U.S. federal income tax matters for years through 2006, including acquisitions.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 13.  Derivative Financial Instruments

We use derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors to mitigate exposure to interest rate risk and service the needs of our customers.

Interest rate swaps involve the exchange of fixed and variable rate interest payments between two counterparties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. During 2010, we entered into an interest rate swap contract on our subordinated debt that qualifies as a cash flow hedge, effective September 2011.  The swap was extended for an additional three years, with the new rate to take effect in September 2013 following the maturity of the current swap. Our cash flow hedge effectively modifies our exposure to interest rate risk by converting floating rate subordinated debt to a fixed rate with a maturity in 2016.

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  At December 31, 2011, the cash flow hedge had a fair value of $804 thousand and is recorded in Other Liabilities. The cash flow hedge was fully effective at December 31, 2011 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $18.3 million as of December 31, 2011.

Note 14.  Related Party Transactions

In the ordinary course of business, we grant loans to principal officers, directors and subsidiaries of the company.

Aggregate loan transactions with related parties were as follows:

	2011	2010

Beginning balance	$11,267	$13,265
New loans	81	7,392
Repayments	(7,951)	(9,390)
Ending balance	$3,397	$11,267

Total related party deposits held at the banking subsidiary were $4.1 million and $3.3 million at December 31, 2011 and 2010, respectively.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 15.  Earnings (Loss) Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income (loss) per common share.

	2011	2010	2009
Earnings (loss) per common share
Net income (loss)	$15,885	$9,765	$(8,530)
Preferred stock dividends and accretion	(2,455)	(1,865)	(1,834)
Net income (loss) available to common shareholders	13,430	7,900	(10,364)
Weighted average common shares issued and outstanding	22,794,508	22,721,246	22,644,931
Earnings (loss) per common share	$0.59	$0.35	$(0.46)

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$13,430	$7,900	$(10,364)
Weighted average common shares issued and outstanding	22,794,508	22,721,246	22,644,931
Restricted stock	63,013	46,962	-
Stock options	3,678	11,376	-
Total diluted weighted average common shares issued and outstanding	22,861,199	22,779,584	22,644,931
Diluted earnings (loss) per common share	$0.59	$0.35	$(0.46)

Stock options and restricted stock representing 433,031 shares and 484,192 at December 31, 2011 and 2010, respectively, were not included in the calculation of earnings per common share as their effect would have been anti-dilutive.  Due to the loss available to common shareholders during the year ended December 31, 2009, all unvested restricted stock and stock options would have been anti-dilutive and were not included in the calculation for 2009.  Additionally, at December 31, 2011, 2010 and 2009, outstanding warrants to purchase 302,622 shares of common stock associated with the CPP, were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations.

Note 16.  Commitments and Contingent Liabilities

We have non-cancellable leases covering certain premises and equipment, primarily for facilities.

Total rent expense applicable to operating leases was $1.9 million for each 2011, 2010 and 2009. The majority of the expense was included in occupancy expense, while the portion attributable to machine rental was included in equipment expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancellable lease agreements:

2012	$1,850
2013	1,714
2014	1,250
2015	1,243
2016	823
Thereafter	1,979
Total	$8,859

There are no material proceedings to which we or our bank subsidiary are a party or by which, to our knowledge, we, or our bank subsidiary, are threatened.  All legal proceedings presently pending or threatened against us or our subsidiary involve routine litigation incidental to our business or our subsidiary involved and are not material in respect to the amount in controversy.

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements.  Management does not anticipate any material losses as a result of these transactions.

See Note 18 with respect to financial instruments with off-balance sheet risk.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 17.  Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the subsidiary bank to the parent. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  During 2011, the banking subsidiary paid us $27.5 million in dividends.  As of January 1, 2012, the bank needs to earn $8.1 million before it will have additional unrestricted funds that could be transferred to the parent without prior regulatory approval.  The deficit arose due to the $30.0 million TARP repayment, which when initiated, was a capital contribution from the parent to the bank subsidiary and was repaid to the parent upon exit from the program.  Loans and advances are limited to 10% of the subsidiary’s common stock and capital surplus.  As of December 31, 2011, funds available for loans or advances by the subsidiary to us, which is limited by the amount of collateral we have available to pledge, were approximately $4.6 million.  In addition, dividends paid by the subsidiary bank to us would also be prohibited if the effect thereof would cause the subsidiary bank’s capital to be reduced below applicable minimum capital requirements.

Note 18.  Financial Instruments with Off-Balance-Sheet Risk

Through our banking subsidiary, we are party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.  The contract amount of those instruments reflects the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010

Commitments to extend credit	$487,581	$550,019
Standby letters of credit	42,702	51,976

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if we deem it necessary, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit are usually uncollateralized and do not always contain a specified maturity date and may not be drawn upon to the total extent to which we are committed.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  We generally hold collateral supporting those commitments, if deemed necessary.

Through our banking subsidiary, we originate loans for sale to secondary market investors subject to contractually specified and limited recourse provisions.  In 2011, we originated $406 million and sold $424 million to investors, compared to $525 million originated and $527 million sold in 2010 and $578 million originated and $557 million sold in 2009.  At December 31, 2011, we had locked-rate commitments to originate mortgage loans amounting to approximately $4 million and loans held for sale of $42 million.  We have entered into commitments, on a best-effort basis to sell loans of approximately $46 million.  Risks arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any counterparty to fail to meet its obligations.

We maintain cash accounts in other commercial banks.  The amount on deposit at December 31, 2011 exceeded the insurance limits of the FDIC by $630 thousand.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 19.  Fair Value of Financial Instruments and Interest Rate Risk

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability (an exit price) in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

We group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. These levels are:

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect changes in classifications between levels will be rare.  There were no transfers between levels in 2011 and 2010.

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

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are summarized below.
		Fair Value Measurements at
		December 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$152,467	$-	$152,467	$-
State and municipals	159,515	-	159,515	-
Corporate bonds	4,618	-	4,618	-
Collateralized mortgage obligations	7,472	-	7,472	-
Agency mortgage backed securities	144,893	-	144,893	-
Certificates of deposit	8,999	-	8,999	-
Other assets 1	2,711	2,711	-	-
Total assets at fair value	$480,675	$11,710	$468,965	$-

Cash flow hedge	$804	$-	$804	$-
Other liabilities 1	2,711	2,711	-	-
Total liabilities at fair value	$3,515	$2,711	$804	$-
1 Includes assets and liabilities associated with deferred compensation plans

		Fair Value Measurements at
		December 31, 2010
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$103,253	$-	$103,253	$-
State and municipals	136,823	-	136,823	-
Corporate bonds	6,904	-	6,904	-
Collateralized mortgage obligations	9,497	-	9,497	-
Agency mortgage backed securities	123,139	-	123,139	-
Other investment securities	1,615	-	1,615	-
Cash flow hedge	98	-	98	-
Other assets 1	2,720	2,720	-	-
Total assets at fair value	$384,049	$4,335	$379,714	$-

Other liabilities 1	$2,720	$2,720	$-	$-
Total liabilities at fair value	$2,720	$2,720	$-	$-
1 Includes assets and liabilities associated with deferred compensation plans

We had no recurring level 3 assets or liabilities at any time during 2011 or 2010.

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Assets and Liabilities Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with USGAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Loans: We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are initially recorded at fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or net realizable value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. As such, we record the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 are included in the table below:
		Fair Value Measurements at
		December 31, 2011
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$66,272	$-	$26,839	$39,433
Loans held for sale - mortgage	42,027	-	42,027	-
Loans held for sale - other assets	213	-	-	213
Foreclosed assets	8,575	-	-	8,575
Total assets at fair value	$117,087	$-	$68,866	$48,221

		Fair Value Measurements at
		December 31, 2010
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$62,397	$-	$15,121	$47,276
Loans held for sale - mortgage	51,722	-	51,722	-
Loans held for sale - other assets	514	-	-	514
Foreclosed assets	10,894	-	-	10,894
Total assets at fair value	$125,527	$-	$66,843	$58,684

STELLARONE CORPORATION AND SUBSIDIARY
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

Short-Term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses on our current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank Advances: The fair values of our Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debt: The values of our subordinated debt are variable rate instruments that re-price on a quarterly basis, therefore, carrying value is adjusted for the three month re-pricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2011 and 2010, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments at December 31, are as follows:
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$99,970	$99,970	$139,886	$139,886
Investment securities	477,964	477,964	381,231	381,231
Mortgage loans held for sale	42,027	42,027	51,722	51,722
Loans, net	1,998,842	1,839,635	2,061,835	1,794,267
Accrued interest receivable	8,908	8,908	9,317	9,317

Financial liabilities:
Deposits	$2,395,600	$2,409,959	$2,386,102	$2,394,156
Federal Home Loan Bank advances	60,000	64,395	85,000	86,363
Subordinated debt	32,991	32,930	32,991	32,945
Accrued interest payable	2,122	2,122	2,278	2,278

STELLARONE CORPORATION AND SUBSIDIARY
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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the twelve months ended December 31, 2011, 2010 and 2009 is as follows:

At and for the Twelve Months Ended December 31, 2011:
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$96,659	$895	$-	$(1,133)	$-	$96,421
Provision for loan losses	12,700	-	-	-	-	12,700
Noninterest income	22,977	8,122	5,045	106	(4,784)	31,466
Noninterest expense	86,257	7,667	4,399	1,159	(4,784)	94,698
Provision for income taxes	4,794	405	194	(789)	-	4,604
Net income (loss)	$15,885	$945	$452	$(1,397)	$-	$15,885

Total Assets	$2,868,333	$42,894	$415	$451,866	$(445,579)	$2,917,928
Average Assets	$2,896,875	$24,854	$444	$465,607	$(457,354)	$2,930,426

At and for the Twelve Months Ended December 31, 2010:
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$93,535	$1,549	$-	$(1,074)	$-	$94,010
Provision for loan losses	22,850	-	-	-	-	22,850
Noninterest income	24,976	7,101	4,757	720	(4,285)	33,269
Noninterest expense	83,442	7,695	3,975	2,132	(4,285)	92,959
Provision for income taxes	2,130	286	234	(945)	-	1,705
Net income (loss)	$10,089	$669	$548	$(1,541)	$-	$9,765

Total Assets	$2,870,097	$52,788	$473	$462,991	$(445,907)	$2,940,442
Average Assets	$2,919,449	$39,790	$541	$462,758	$(445,794)	$2,976,744

At and for the Twelve Months Ended December 31, 2009:
	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$88,664	$1,784	$-	$(1,251)	$-	$89,197
Provision for loan losses	37,800	-	-	-	-	37,800
Noninterest income	21,569	6,240	4,162	(1,628)	(4,203)	26,140
Noninterest expense	85,948	6,417	3,770	1,729	(4,203)	93,661
Provision for income taxes	(6,505)	482	118	(1,689)	-	(7,594)
Net income (loss)	$(7,010)	$1,125	$274	$(2,919)	$-	$(8,530)

Total Assets	$2,967,536	$47,140	$610	$457,860	$(440,045)	$3,033,101
Average Assets	$2,929,668	$41,850	$467	$426,444	$(405,580)	$2,992,849

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 21.  Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated and subsidiary bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under FDICIA, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require both the consolidated company and our subsidiary bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Total capital, Tier 1 capital, risk-weighted assets and average assets are all defined in the regulations.  As of December 31, 2011 and 2010, we and our subsidiary bank met all capital adequacy requirements to which we are subject.

As of December 31, 2011, the most recent notification from the FRB and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed our category.

					Minimum To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$348,713	16.42%	$169,874	8.00%	N/A	N/A
StellarOne Bank	$332,319	15.69%	$169,468	8.00%	$211,836	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$322,093	15.17%	$84,937	4.00%	N/A	N/A
StellarOne Bank	$305,762	14.43%	$84,734	4.00%	$127,101	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$322,093	11.41%	$112,928	4.00%	N/A	N/A
StellarOne Bank	$305,762	10.86%	$112,653	4.00%	$140,816	5.00%

As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Consolidated	$365,019	15.44%	$189,123	8.00%	N/A	N/A
StellarOne Bank	$343,634	14.63%	$187,870	8.00%	$234,838	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$335,368	15.34%	$94,562	4.00%	N/A	N/A
StellarOne Bank	$314,177	14.47%	$93,935	4.00%	$140,903	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$335,368	11.90%	$112,736	4.00%	N/A	N/A
StellarOne Bank	$314,177	11.20%	$112,218	4.00%	$140,272	5.00%

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 22.  Parent Corporation Only Financial Statements

Balance Sheets
December 31, 2011 and 2010

	2011	2010
Assets
Cash and due from banks	$8,606	$8,040
Securities available for sale	-	517
Investment in subsidiaries	434,072	437,823
Premises and equipment, net	926	5,187
Bank owned life insurance	1,878	4,485
Deferred income tax asset	2,258	1,299
Other assets	4,126	5 ,641
Total assets	$451,866	$462,992

Liabilities
Subordinated debt	$32,991	$32,991
Other liabilities	4,702	3,564
Total liabilities	37,693	36,555

Stockholders' Equity
Preferred stock	-	28,763
Common stock	22,819	22,748
Additional paid-in capital	271,080	270,047
Retained earnings	110,940	101,188
Accumulated other comprehensive income, net	9,334	3,691
Total stockholders' equity	414,173	426,437

Total liabilities and stockholders' equity	$451,866	$462,992

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

STELLARONE CORPORATION
(Parent Company Only)
Statements of Operations
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Dividends from subsidiaries	$27,500	$9,200	$5,500
Interest on investments
Taxable	32	32	38
Dividends	-	-	5
Management fee income	1,570	28,235	26,729
Gains on sale of fixed assets	-	-	9
Losses on sale of securities	-	7	-
Impairments of equity securities available for sale	-	(110)	(2,320)
Miscellaneous income	74	790	645
Total income	29,176	38,154	30,606

Expenses
Compensation and employee benefits	1,751	18,423	16,251
Supplies and equipment	75	4,003	3,899
Professional fees	266	2,299	2,316
Director fees	97	99	220
Interest	1,133	1,074	1,257
Other operating expenses	540	5,541	5,771
Total expenses	3,862	31,439	29,714

Income before income tax benefit and undistributed equity in subsidiary	25,314	6,715	892

Income tax benefit	789	945	1,689

Income before undistributed equity in subsidiary	26,103	7,660	2,581

Undistributed losses/earnings in subsidiary	(10,218)	2,105	(11,111)

Net income (loss)	$15,885	$9,765	$(8,530)

Basic net income (loss) per common share available to common shareholders	$0.59	$0.35	$(0.46)

Diluted net income (loss) per common share available to common shareholders	$0.59	$0.35	$(0.46)

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

STELLARONE CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$15,885	$9,765	$(8,530)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48	1,790	1,809
Deferred tax benefit	(526)	(561)	(417)
Employee benefit plan expense (benefit)	-	126	(19)
Stock-based compensation expense	794	658	484
Gains on sale of premises and equipment	-	-	(9)
Losses on sales of securities available for sale	-	7	-
Impairments of equity securities available for sale	-	110	2,320
Amortization of security premiums and accretion of discounts, net	-	33	33
Equity in undistributed income of subsidiary	10,218	(2,105)	11,111
Income from bank owned life insurance	(72)	(187)	(195)
Decrease in other assets	4,204	1,665	1,999
Increase (decrease) in other liabilities	93	(679)	(1,320)
Net cash provided by operating activities	30,644	10,622	7,266

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	517	-	-
Purchase of securities available for sale	-	(5)	(2)
Purchase of premises and equipment	(157)	(545)	(1,476)
Proceeds from sale of premises and equipment	4,148	254	21
Proceeds from the sale of investment	-	-	631
Capital contributed to subsidiary	-	(30,000)	-
Net cash provided (used) by investing activities	4,508	(30,296)	(826)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	310	511	351
Payment of preferred stock issuance costs	-	-	(57)
Payment to repurchase preferred stock	(30,000)	-	-
Cash dividends paid	(4,896)	(5,159)	(7,710)
Net cash used by financing activities	(34,586)	(4,648)	(7,416)
Increase (decrease) in cash and cash equivalents	566	(24,322)	(976)

Cash and Cash Equivalents
Beginning	8,040	32,362	33,338
Ending	$8,606	$8,040	$32,362

STELLARONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 23. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2011 and 2010 are summarized below:

	2011
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Interest income	$30,305	$30,369	$30,394	$29,793
Interest expense	6,443	6,326	6,151	5,520
Net interest income	23,862	24,043	24,243	24,273
Provision for loan losses	4,500	3,150	3,300	1,750
Total net interest income after provision	19,362	20,893	20,943	22,523
Non interest income	7,672	7,521	7,864	8,409
Non interest expense	23,537	23,220	23,346	24,595
Income before income taxes	3,497	5,194	5,461	6,337
Income tax expense	625	1,169	1,242	1,568
Net income	$2,872	$4,025	$4,219	$4,769
Preferred stock dividends	(370)	(354)	(223)	(271)
Accretion of preferred stock discount	(96)	(366)	(73)	(702)
Net income available to common shareholders	$2,406	$3,305	$3,923	$3,796
Net income per share
basic	$0.11	$0.15	$0.17	$0.17
diluted	$0.11	$0.14	$0.17	$0.17

	2010
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Interest income	$32,480	$32,150	$31,582	$31,710
Interest expense	9,982	8,932	8,048	6,950
Net interest income	22,498	23,218	23,534	24,760
Provision for loan losses	6,700	7,350	3,500	5,300
Total net interest income after provision	15,798	15,868	20,034	19,460
Non interest income	8,815	8,380	8,247	7,827
Non interest expense	22,547	22,791	23,665	23,956
Income before income taxes	2,066	1,457	4,616	3,331
Income tax expense (benefit)	211	(96)	1,088	502
Net income	$1,855	$1,553	$3,528	$2,829
Preferred stock dividends	(370)	(374)	(378)	(378)
Accretion of preferred stock discount	(88)	(91)	(92)	(94)
Net income available to common shareholders	$1,397	$1,088	$3,058	$2,357
Net income per share
basic	$0.07	$0.05	$0.13	$0.10
diluted	$0.07	$0.05	$0.13	$0.10

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company or our subsidiaries to disclose material information otherwise required to be set forth in our periodic reports.

Management’s Report on Internal Control over Financial Reporting. Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with USGAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Directors of
StellarOne Corporation and subsidiary:

We have audited StellarOne Corporation (a Virginia corporation) and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). StellarOne Corporation and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on StellarOne Corporation and subsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, StellarOne Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StellarOne Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 09, 2012 expressed an unqualified opinion.

Philadelphia, Pennsylvania
March 09, 2012

Item 9B.  OTHER INFORMATION

Not applicable.

PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors is contained in our 2012 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2012 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  Information with respect to our Audit and Compliance Committee, our audit committee financial expert and executive officers are contained in the 2012 Proxy Statement under the caption “Corporate Governance and Other Matters,” and is incorporated herein by reference.

We have adopted a code of ethics for our principal executive officer and chief financial officer as well as a Directors Code of Professional Conduct for our directors. These documents can be found under corporate “Investor Relations - Governance Documents” at http://www.stellarone.com. Stockholders may request a free printed copy of each from:

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

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership of Directors and Executive Officers” in the 2012 Proxy Statement, and is incorporated herein by reference.  The information in the 2012 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2012 Proxy Statement, and is incorporated herein by reference.  Information on director independence is set forth under “Director Independence” section in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2012 Proxy Statement, and is incorporated herein by reference.

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

 (a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 10, 2010)

3.2	Bylaws of StellarOne Corporation, as amended and restated. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

4.1	Warrant to Purchase up to 302,623 shares of Common Stock. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2008)

10.1	Employment Agreement between StellarOne Corporation and O. R. Barham, Jr., dated January 1, 2011. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2011)

10.2	Employment Agreement between StellarOne Corporation and Litz H. Van Dyke, dated January 1, 2011. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 4, 2011)

10.3	Employment Agreement between StellarOne Corporation and Jeffrey W. Farrar, dated January 1, 2011. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 4, 2011)

10.4	StellarOne Corporation Stock Incentive Plan, dated January 18, 2002. (incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002)

10.5	Non-Qualified Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 15, 2005)

10.6	Non-Qualified Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 15, 2005)

10.7	StellarOne Corporation Executive Incentive Plan dated March 1, 2005. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 15, 2005)

10.8	Schedule of StellarOne Corporation Non-Employee Directors’ Annual Compensation. (incorporated by reference to the 2012 Proxy Statement)

10.9	Schedule of Base Salaries for Named Executive Officers of StellarOne Corporation. (incorporated by reference to the 2012 Proxy Statement)

10.10
Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.  (incorporated by reference to Exhibit 10.1 to

10.11
Consulting Agreement dated January 4, 2012, by and among StellarOne Bank, StellarOne Corporation, Litz H. Van Dyke and VDAS LLC (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on January 5, 2012)

10.12
Form of Performance-Based Restricted Stock Agreement under the StellarOne Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed on January 12, 2012)

10.13	Form of Time-Based Restricted Stock Agreement under the StellarOne Corportaion Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on January 12, 2012)

11.0	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

18.1	Preferability letter provided by Grant Thornton LLP, the Company's registered public accounting firm to change the measurement date in connection with the Company's annual goodwill impairment test.

21.0	Subsidiary of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed on March 11, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StellarOne Corporation	StellarOne Corporation
Charlottesville, Virginia	Charlottesville, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham, Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Principal Accounting Officer
Date: March 9, 2012	Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.
/s/ Raymond D. Smoot, Jr.	Chairman of the	March 9, 2012
Raymond D. Smoot, Jr.	Board of Directors

/s/ O.R. Barham, Jr.	President and	March 9, 2012
O.R. Barham, Jr.	Chief Executive Officer

/s/ Jeffrey W. Farrar	Executive Vice President	March 9, 2012
Jeffrey W. Farrar	and Principal Accounting
Officer

/s/ Lee S. Baker	Director	March 9, 2012
Lee S. Baker

/s/ Glen C. Combs	Director	March 9, 2012
Glen C. Combs

/s/ Beverly E. Dalton	Director	March 9, 2012
Beverly E. Dalton

/s/ Gregory L. Fisher	Director	March 9, 2012
Gregory L. Fisher

/s/ Christopher M. Hallberg	Director	March 9, 2012
Christopher M. Hallberg

/s/ Jan S. Hoover	Director	March 9, 2012
Jan S. Hoover

/s/ Steven D. Irvin	Director	March 9, 2012
Steven D. Irvin

/s/ P. William Moore, Jr.	Director	March 9, 2012
P. William Moore, Jr.

/s/ Alan W. Myers	Director	March 9, 2012
Alan W. Myers

/s/ H. Wayne Parrish	Director	March 9, 2012
H. Wayne Parrish

/s/ Charles W. Steger	Director	March 9, 2012
Charles W. Steger

/s/ Joe J. Thompson	Director	March 9, 2012
Joe J. Thompson

/s/ Keith L. Wampler	Director	March 9, 2012
Keith L. Wampler