Form 10-Q
period 2012-03-31
StellarOne CORP
filed 2012-05-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012
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

As of May 4, 2012 there were 23,080,007 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$39,170	$40,931
Federal funds sold	42	21,117
Interest-bearing deposits in banks	45,961	37,922
Cash and cash equivalents	85,173	99,970
Investment securities available for sale, at fair value	524,020	477,964
Mortgage loans held for sale	17,058	42,027
Loans receivable, net of allowance for loan losses, 2012, $31,615; 2011, $32,588	2,003,137	1,998,842
Premises and equipment, net	72,602	74,602
Accrued interest receivable	8,961	8,908
Core deposit intangibles, net	4,599	5,011
Goodwill	113,652	113,652
Bank owned life insurance	42,853	42,413
Foreclosed assets	6,836	8,575
Other assets	47,023	45,964
Total assets	$2,925,914	$2,917,928

Liabilities
Deposits:
Noninterest-bearing	$338,237	$310,756
Interest-bearing	2,063,680	2,084,844
Total deposits	2,401,917	2,395,600
Federal Home Loan Bank advances	55,000	60,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,913	2,122
Deferred income tax liability	3,037	2,654
Other liabilities	13,136	10,388
Total liabilities	2,507,994	2,503,755

Stockholders' Equity

Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Common stock; $1 par value; 35,000,000 shares authorized; 2012: 22,858,900 shares issued and outstanding; 2011: 22,819,000 shares issued and outstanding.	22,859	22,819
Additional paid-in capital	271,050	271,080
Retained earnings	115,056	110,940
Accumulated other comprehensive income	8,955	9,334
Total stockholders' equity	417,920	414,173
Total liabilities and stockholders' equity	$2,925,914	$2,917,928

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
	Three Months Ended
	March 31,
	2012	2011
Interest Income
Loans, including fees	$26,014	$27,264
Federal funds sold and deposits in other banks	34	68
Investment securities:
Taxable	1,610	1,721
Tax-exempt	1,300	1,253
Total interest income	28,958	30,306

Interest Expense
Deposits	4,277	5,533
Federal funds purchased and securities sold under agreements to repurchase	6	8
Federal Home Loan Bank advances	438	640
Subordinated debt	341	262
Total interest expense	5,062	6,443
Net interest income	23,896	23,863
Provision for loan losses	850	4,500
Net interest income after provision for loan losses	23,046	19,363

Noninterest Income
Retail banking fees	3,795	3,556
Commissions and fees from fiduciary activities	929	904
Brokerage fee income	414	435
Mortgage banking-related fees	2,184	2,065
Losses on mortgage indemnifications and repurchases	(354)	(265)
Losses on sale of premises and equipment	(16)	-
Gains on sale of securities available for sale	73	10
Losses on sale / impairments on foreclosed assets	(348)	(128)
Income from bank owned life insurance	440	319
Other operating income	1,008	774
Total noninterest income	8,125	7,670
Non-interest Expense
Compensation and employee benefits	12,624	12,355
Net occupancy	2,063	2,073
Equipment	2,218	2,020
Amortization of intangible assets	412	413
Marketing	249	327
State franchise taxes	568	598
FDIC insurance	639	877
Data processing	671	636
Professional fees	681	633
Telecommunications	425	376
Other operating expenses	3,007	3,228
Total noninterest expense	23,557	23,536

Income before income taxes	7,614	3,497
Income tax expense	2,114	626
Net income	$5,500	$2,871
Dividends and accretion on preferred stock	-	(465)
Net income available to common shareholders	$5,500	$2,406

Basic net income per common share available to common shareholders	$0.24	$0.11
Diluted net income per common share available to common shareholders	$0.24	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)
	Three months ended March 31,
	2012		2011
Net income		$5,500		$2,871
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax 2012: $165, 2011: $288)	(307)		535
Reclassification adjustment (net of tax 2012: $26, 2011: $4)	(47)		(6)
Change in post retirement liability (net of tax 2012: $1, 2011: $42)	2		(78)
Change in cash flow hedge (net of tax 2012: $15, 2011: $11)	(27)		20
Other comprehensive (loss) income		(379)		471
Total comprehensive income		$5,121		$3,342

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
					Accumulated
					Other
			Additional		Compre-
	Preferred	Common	Paid-In	Retained	hensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2011	$28,763	$22,748	$270,047	$101,188	$3,691	$426,437
Net income	-	-	-	2,871	-	2,871
Other comprehensive income	-	-	-	-	471	471
Cash dividends paid or accrued:						-
Common ($0.04 per share)	-	-	-	(917)	-	(917)
Preferred cumulative 5%	-	-	-	(370)	-	(370)
Accretion on preferred stock discount	95	-	-	(95)	-	-
Stock-based compensation expense (5,831 shares)	-	6	159	-	-	165
Exercise of stock options (21,840 shares)	-	22	190	-	-	212
Balance, March 31, 2011	$28,858	$22,776	$270,396	$102,677	$4,162	$428,869

Balance, January 1, 2012	$-	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	-	-	-	5,500	-	5,500
Other comprehensive loss	-	-	-	-	(379)	(379)
Common dividends paid ($0.06 per share)	-	-	-	(1,384)	-	(1,384)
Stock-based compensation (benefit) expense (36,708 shares)	-	37	(62)	-	-	(25)
Exercise of stock options (3,192 shares)	-	3	32	-	-	35
Balance, March 31, 2012	$-	$22,859	$271,050	$115,056	$8,955	$417,920

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$5,500	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,629	1,680
Amortization of intangible assets	412	413
Provision for loan losses	850	4,500
Deferred tax expense (benefit)	597	(843)
Stock-based compensation (benefit) expense	(25)	165
Losses on sale / impairments on foreclosed assets	348	128
Losses on mortgage indemnifications and repurchases	354	265
Losses on sale of premises and equipment	16	-
Gains on sale of securities available for sale	(73)	(10)
Mortgage banking-related fees	(2,184)	(2,065)
Proceeds from sale of mortgage loans	97,007	121,217
Origination of mortgage loans for sale	(69,854)	(79,477)
Amortization of securities premiums and accretion of discounts, net	495	272
Income on bank owned life insurance	(440)	(319)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(53)	170
Decrease in other assets	927	3,192
Decrease in accrued interest payable	(209)	(2,278)
Increase in other liabilities	2,346	4,073
Net cash provided by operating activities	$37,643	$53,954

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$25,528	$33,256
Proceeds from sales of securities available for sale	-	1,085
Purchase of securities available for sale	(72,552)	(32,634)
Net (increase) decrease in loans	(6,364)	28,313
Proceeds from sale of premises and equipment	9	-
Purchase of premises and equipment	(1,672)	(561)
Proceeds from sale of foreclosed assets	2,643	2,736
Net cash (used) provided by investing activities	$(52,408)	$32,195

Cash Flows from Financing Activities
Net increase (decrease) in demand, money market and savings deposits	$31,003	$(13,047)
Net decrease in certificates of deposit	(24,686)	(8,491)
Principal payments on Federal Home Loan Bank advances	(5,000)	(25,000)
Proceeds from exercise of stock options	35	212
Cash dividends paid	(1,384)	(1,287)
Net cash used by financing activities	$(32)	$(47,613)

(Decrease) increase in cash and cash equivalents	$(14,797)	$38,536

Cash and Cash Equivalents
Beginning	99,970	139,886
Ending	$85,173	$178,422
Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,219	$1,213

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“we”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with our subordinated debt issues and are not subject to consolidation.  The consolidated statements include our accounts and those of our wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2012 and December 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The statements should be read in conjunction with the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

2.	Investment Securities

A summary of the amortized cost and fair value of securities available for sale with gross unrealized gains and losses is presented below (In thousands).

	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U. S. Government agencies	$213,007	$1,270	$(190)	$214,087	$151,155	$1,370	$(58)	$152,467
State and municipals	145,554	10,139	(13)	155,680	148,933	10,582	-	159,515
Corporate bonds	4,808	130	(6)	4,932	4,478	140	-	4,618
Collateralized mortgage obligations	6,775	204	-	6,979	7,251	221	-	7,472
Agency mortgage backed securities	127,604	5,739	-	133,343	139,330	5,563	-	144,893
Other	8,999	-	-	8,999	8,999	-	-	8,999
Total	$506,747	$17,482	$(209)	$524,020	$460,146	$17,876	$(58)	$477,964

The book value of securities pledged to secure deposits and for other purposes amounted to $131.1 million and $146.4 million at March 31, 2012 and December 31, 2011, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (In thousands):
	Three Months Ended
	March 31,
	2012	2011

Proceeds from sales/calls	$2,705	$10,483
Gross realized gains	73	10

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, securities with unrealized losses segregated by length of impairment were as follows (In thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for Sale
U. S. Government agencies	$66,515	$(190)	$-	$-	$66,515	$(190)
State and municipals	2,222	(13)	-	-	2,222	(13)
Corporate bonds	1,318	(6)	-	-	1,318	(6)
Total temporarily impaired securities	$70,055	$(209)	$-	$-	$70,055	$(209)

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of March 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

The amortized cost and fair value of securities available for sale at March 31, 2012 are presented below by contractual maturity (In thousands).

	Amortized Cost	Fair Value
Due in one year or less	$47,930	$48,246
Due after one year through five years	208,574	211,009
Due after five years through ten years	80,891	85,258
Due after ten years	169,351	179,507
Total	$506,746	$524,020

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

3.	Derivative Financial Instruments

We use derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors to mitigate exposure to interest rate risk and service the needs of our customers.

Interest rate swaps involve the exchange of fixed and variable rate interest payments between two counterparties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. During 2010, we entered into a forward start interest rate swap contract on our subordinated debt that qualifies as a cash flow hedge, effective September 2011.  The swap was extended for an additional three years, with the new rate to take effect in September 2013 following the maturity of the current swap. Our cash flow hedge effectively modifies our exposure to interest rate risk by converting floating rate subordinated debt to a fixed rate with a maturity in 2016.

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The cash flow hedge was fully effective at March 31, 2012 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  At March 31, 2012, the cash flow hedge had a fair value of $845 thousand and is recorded in Other Liabilities.  We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $21.5 million as of March 31, 2012.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Alowance for Loan Losses

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
Our loan portfolio is composed of the following (In thousands):
	March 31,	December 31,
	2012	2011
Construction and land development:
Residential	$48,478	$49,995
Commercial	158,753	164,672
Total construction and land development	207,231	214,667
Commercial real estate:
Commercial real estate - owner occupied	317,374	317,976
Commercial real estate - non-owner occupied	421,288	417,658
Farmland	15,851	15,756
Multifamily, nonresidential and junior liens	97,601	93,470
Total commercial real estate	852,114	844,860
Consumer real estate:
Home equity lines	261,851	263,035
Secured by 1-4 family residential, secured by first deeds of trust	451,454	450,667
Secured by 1-4 family residential, secured by second deeds of trust	40,789	42,534
Total consumer real estate	754,094	756,236
Commercial and industrial loans (except those secured by real estate)	199,453	189,887
Consumer and other:
Consumer installment loans	18,754	20,216
Deposit overdrafts	1,213	3,526
All other loans	1,581	1,739
Total consumer and other	21,548	25,481
Total loans	2,034,440	2,031,131
Deferred loan costs	312	299
Allowance for loan losses	(31,615)	(32,588)
Net loans	$2,003,137	$1,998,842

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 and December 31, 2011, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $622.9 million and $642.6 million, respectively.

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

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (In thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Construction and land development	$8,414	$8,324	$-	$-
Commercial real estate	14,378	15,055	-	1,416
Consumer real estate	14,272	14,629	352	-
Commercial and industrial loans (except those secured by real estate)	598	1,141	205	96
Consumer and other	30	25	6	4
Total	$37,692	$39,174	$563	$1,516

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $351 thousand and $713 thousand for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by portfolio segment (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
March 31, 2012
Construction and land development	$6,123	$413	$-	$8,414	$14,950	$192,281	$207,231
Commercial real estate	3,869	3,138	-	14,378	21,385	830,729	852,114
Consumer real estate	12,879	4,681	352	14,272	32,184	721,910	754,094
Commercial and industrial loans (except those secured by real estate)	496	783	205	598	2,082	197,371	199,453
Consumer and other	207	89	6	30	332	21,216	21,548
Total loans	$23,574	$9,104	$563	$37,692	$70,933	$1,963,507	$2,034,440

December 31, 2011
Construction and land development	$7,268	$397	$-	$8,324	$15,989	$198,678	$214,667
Commercial real estate	5,125	2,856	1,416	15,055	24,452	820,408	844,860
Consumer real estate	14,818	2,661	-	14,629	32,108	724,128	756,236
Commercial and industrial loans (except those secured by real estate)	714	264	96	1,141	2,215	187,672	189,887
Consumer and other	297	59	4	25	385	25,096	25,481
Total loans	$28,222	$6,237	$1,516	$39,174	$75,149	$1,955,982	$2,031,131

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

The look-back period for calculating historical losses is four years.  This period was increased to four years in the first quarter of 2012, from three years, as management believes this period more appropriately reflects the current credit cycle and accurately reflects the risk in the loan portfolio.  A period of four years includes the higher credit losses beginning in 2008 attributable to the economic downturn.  The look-back period was shortened due to the sudden, extreme decline in credit quality.  As the economy recovers, we are returning our look-back period to more historical levels.  The most current 12 month period continues to be heavily weighted as management considers it to be the most relevant indicator of current economic conditions.  An additional soft factor to capture the additional risk associated with the level of nonaccrual consumer real estate loans was also added to the methodology during the current quarter.  These refinements to the ALLL calculation were not significant to the provision expense or the overall consolidated financial statements.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Activity in the allowance for loan losses is as follows (In thousands):

	Three Months Ended March 31, 2012
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2012	$9,856	$8,565	$10,019	$4,059	$89	$32,588
Provision for loan losses	(53)	395	1,295	(713)	(74)	850
Loans charged off	(401)	(798)	(886)	(250)	(48)	(2,383)
Recoveries	14	68	98	268	112	560
Net (charge-offs) recoveries	(387)	(730)	(788)	18	64	(1,823)
Balance, March 31, 2012	$9,416	$8,230	$10,526	$3,364	$79	$31,615

	Three Months Ended March 31, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	1,318	1,019	1,319	829	15	4,500
Loans charged off	(962)	(1,353)	(936)	(1,622)	(106)	(4,979)
Recoveries	15	2	58	126	148	349
Net (charge-offs) recoveries	(947)	(1,351)	(878)	(1,496)	42	(4,630)
Balance, March 31, 2011	$11,408	$7,879	$11,305	$6,721	$206	$37,519

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the periods ended March 31, 2012 and December 31, 2011 were as follows (In thousands):

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Loans
March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$3,673	$1,201	$645	$-	$-	$5,519
Collectively evaluated for impairment	5,743	7,029	9,881	3,364	79	26,096
Total ending allowance	$9,416	$8,230	$10,526	$3,364	$79	$31,615

Loans:
Individually evaluated for impairment	$14,032	$15,579	$7,043	$-	$-	$36,654
Collectively evaluated for impairment	193,199	836,535	747,051	199,453	21,548	1,997,786
Total loans	$207,231	$852,114	$754,094	$199,453	$21,548	$2,034,440

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$4,071	$1,088	$562	$-	$-	$5,721
Collectively evaluated for impairment	5,785	7,477	9,457	4,059	89	26,867
Total ending allowance	$9,856	$8,565	$10,019	$4,059	$89	$32,588

Loans:
Individually evaluated for impairment	$15,218	$13,730	$5,325	$-	$-	$34,273
Collectively evaluated for impairment	199,449	831,130	750,911	189,887	25,481	1,996,858
Total loans	$214,667	$844,860	$756,236	$189,887	$25,481	$2,031,131

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired loans totaled $51.4 million and $52.8 million at March 31, 2012 and December 31, 2011, respectively.  Included in these balances were $34.8 million and $38.7 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is not considered non-accrual, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered non-accrual will be classified as nonperforming, but are able to be reclassified as performing if subsequent to restructure, they experience consecutive six months of payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:
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

The following table provides information on performing and nonperforming restructures for the periods presented (In thousands):
	March 31,	December 31,
	2012	2011
Performing restructurings:
Construction and land development	$8,238	$9,946
Commercial real estate	4,987	5,029
Consumer real estate (mortgage modification program)	15,421	15,556
Total performing restructurings	$28,646	$30,531

Nonperforming restructurings:
Commercial real estate	$2,796	$2,832
Consumer real estate (mortgage modification program)	3,338	5,357
Total nonperforming restructurings	$6,134	$8,189

Total restructurings	$34,780	$38,720

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about TDRs identified during the specified periods and those loans identified as TDRs within the prior 12 month timeframe that subsequently defaulted.  Defaults are those TDRs that went greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs (In thousands, except number of contracts):
	Modifications for the three months ended,
	March 31, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2,201	$2,201
Consumer real estate	2	986	1,275
Total Troubled Debt Restructurings	3	$3,187	$3,476

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	$1,043
Consumer real estate	14	$2,360
Commercial and industrial loans (except those secured by real estate)	1	-
Total Troubled Debt Restructurings	16	$3,403

	Modifications for the three months ended,
	March 31, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$152	$156
Commercial real estate	2	445	445
Consumer real estate	19	3,529	3,599
Total Troubled Debt Restructurings	22	$4,126	$4,200

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Construction and land development	2	$300
Consumer real estate	17	1,573
Total Troubled Debt Restructurings	19	$1,873

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at March 31, 2012 and December 31, 2011 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

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

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on impaired loans (In thousands):
	Three Months Ended March 31
	Interest income recognized	Cash-basis interest income
2012
Construction and land development	$114	$147
Commercial real estate	62	64
Consumer real estate	45	43
Total	$221	$254

2011
Construction and land development	$35	$45
Commercial real estate	79	87
Consumer real estate	49	48
Commercial and industrial loans (except those secured by real estate)	53	38
Total	$216	$218

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $51.4 million of impaired loans at March 31, 2012, $14.7 million, consisting solely of TDRs, was collectively evaluated for impairment and $36.7 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $20.1 million of TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
March 31, 2012
Loans without a specific valuation allowance:
Construction and land development	$3,074	$3,120	$-	$3,713
Commercial real estate	8,334	8,388	-	7,581
Consumer real estate	3,510	5,105	-	2,961
Loans with a specific valuation allowance:
Construction and land development	10,958	12,944	3,673	10,912
Commercial real estate	7,245	7,548	1,201	7,074
Consumer real estate	3,533	3,549	645	3,223
Total	$36,654	$40,654	$5,519	$35,464

As of December 31, 2011, we had $52.8 million of impaired loans, with $18.5 million, consisting solely of TDRs, collectively evaluated for impairment.  The other $34.3 million individually evaluated for impairment, which includes $20.2 million of TDRs, is presented below (In thousands):
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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans listed as not rated are either commercial loans less than $25 thousand, consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In thousands):

		Risk Grade
	Not Graded	1	2	3	4	5	6	7	8
March 31, 2012
Construction and land development	$45,031	$-	$148	$1,264	$72,647	$46,801	$5,347	$32,617	$3,376
Commercial real estate	-	-	9,306	84,756	417,676	215,338	50,680	72,645	1,713
Consumer real estate	-	-	1	8,425	100,061	68,630	12,504	32,019	950
Commercial and industrial loans (except those secured by real estate)	-	867	3,889	44,452	101,999	35,188	5,024	8,034	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total	$45,031	$867	$13,344	$138,897	$692,383	$365,957	$73,555	$145,315	$6,039

December 31, 2011
Construction and land development	$46,724	$-	$-	$1,402	$72,138	$47,681	$3,285	$40,044	$3,393
Commercial real estate	-	-	3	89,878	411,433	228,360	37,091	77,424	671
Consumer real estate	-	-	4	9,723	100,501	72,386	13,157	29,540	950
Commercial and industrial loans (except those secured by real estate)	-	790	4,218	46,413	92,000	33,088	4,859	8,482	37
Consumer and other	-	-	-	-	-	-	-	-	-
Total	$46,724	$790	$4,225	$147,416	$676,072	$381,515	$58,392	$155,490	$5,051

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (In thousands):

	Consumer real estate		Consumer and other
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$522,628	$521,175	$21,518	$25,456
Nonperforming	8,876	8,800	30	25
Total	$531,504	$529,975	$21,548	$25,481

Purchased Loans

We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central Virginia and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of March 31, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2012 and 2011.  Potential dilutive stock had no effect on income available to common shareholders for the three month periods (In thousands, except share and per share amounts).
	March 31,
	2012	2011
Earnings per common share
Net income	$5,500	$2,871
Preferred stock dividends and accretion	-	(465)
Net income available to common shareholders	5,500	2,406
Weighted average common shares issued and outstanding	23,064,048	22,835,761
Earnings per common share	$0.24	$0.11

Diluted earnings per common share
Weighted average common shares issued and outstanding	23,064,048	22,835,761
Incentive stock options	116	1,615
Stock options	-	10,057
Total diluted weighted average common shares issued and outstanding	23,064,164	22,847,433
Diluted earnings per common share	$0.24	$0.11

The preferred stock dividends and accretion in 2011 arose from our participation in the U.S. Treasury Capital Purchase Program, which ceased on December 31, 2011 when we completed our repurchase of the preferred stock.

In 2012 and 2011, stock options representing 257,336 and 431,045 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $218 thousand and $165 thousand during the three months ended March 31, 2012 and 2011, respectively.

A summary of the stock option plan at March 31, 2012 and 2011 and changes during the periods ended on those dates are as follows:

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	291,196	$21.58	498,174	$19.98
Forfeited	(6,228)	19.29	(9,841)	19.04
Expired	(29,538)	22.57	(7,304)	19.90
Exercised	-	-	(21,840)	9.71
Outstanding at March 31,	255,430	$21.53	459,189	$20.50

Exercisable at March 31,	224,206		400,059

There was no aggregate intrinsic value associated with options outstanding and exercisable as of March 31, 2012.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter ended March 30, 2012 and the exercise price, multiplied by the number of options outstanding).  The weighted average remaining contractual life is 2.2 years for exercisable options at March 31, 2012.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes non-vested restricted shares outstanding as of March 31, 2012 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(In thousands)

Nonvested at January 1, 2012	201,799	$12.34	$2,296
Granted	67,542	12.27
Vested and exercised	(36,708)	10.80	$461
Forfeited	(11,532)	13.59
Nonvested at March 31, 2012	221,101	$12.51	$2,624

The estimated unamortized compensation expense, net of estimated forfeitures, related to non-vested stock and stock options issued and outstanding as of March 31, 2012 that will be recognized in future periods is as follows (In thousands):

	Stock Options	Nonvested Restricted Stock	Total

For the remaining nine months of 2012	$34	$634	$668
For year ending December 31, 2013	17	770	787
For year ending December 31, 2014	1	502	503
For year ending December 31, 2015	-	234	234
For year ending December 31, 2016	-	51	51
For year ending December 31, 2017	-	1	1
Total	$52	$2,192	$2,244

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect changes in classifications between levels will be rare.  There were no transfers between levels in 2012 and 2011.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below (In thousands):
		Fair Value Measurements at
		March 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$214,087	$-	$214,087	$-
State and municipals	155,680	-	155,680	-
Corporate bonds	4,932	-	4,932	-
Collateralized mortgage obligations	6,979	-	6,979	-
Agency mortgage backed securities	133,343	-	133,343	-
Certificates of deposit	8,999	-	8,999	-
Other assets 1	2,846	2,846	-	-
Total assets at fair value	$526,866	$2,846	$524,020	$-

Cash flow hedge	$845	$-	$845	$-
Other liabilities 1	2,896	2,896	-	-
Total liabilities at fair value	$3,741	$2,896	$845	$-
1 Includes assets and liabilities associated with deferred compensation plans

		Fair Value Measurements at
		December 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$152,467	$-	$152,467	$-
State and municipals	159,515	-	159,515	-
Corporate bonds	4,618	-	4,618	-
Collateralized mortgage obligations	7,472	-	7,472	-
Agency mortgage backed securities	144,893	-	144,893	-
Certificates of deposit	8,999	-	8,999	-
Other assets 1	2,711	2,711	-	-
Total assets at fair value	$480,675	$2,711	$477,964	$-

Cash flow hedge	$804	$-	$804	$-
Other liabilities 1	2,711	2,711	-	-
Total liabilities at fair value	$3,515	$2,711	$804	$-
1 Includes assets and liabilities associated with deferred compensation plans

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the three months ended March 31, 2012 was not significant and there were no transfer between Levels 1, 2 or 3 during the three months ended March 31, 2012.

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

Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  Those loans with a quoted price are recorded as Level 2.  If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. These loans are recorded as Level 3.

Loans: We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are included in the table below (In thousands):

		Fair Value Measurements at
		March 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$51,360	$-	$23,938	$27,422
Loans held for sale - mortgage	17,058	-	17,058	-
Foreclosed assets	6,836	-	-	6,836
Total assets at fair value	$75,254	$-	$40,996	$34,258

		Fair Value Measurements at
		December 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$52,756	$-	$26,839	$25,917
Loans held for sale - mortgage	42,027	-	42,027	-
Loans held for sale - other assets	213	-	-	213
Foreclosed assets	8,575	-	-	8,575
Total assets at fair value	$103,571	$-	$68,866	$34,705

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans: For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values.  The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.  An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.  These loans are considered Level 3, as the valuation is determined using discounted cash flow methodology.

Deposit Liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  Deposits are considered Level 3, as the valuation is determined using discounted cash flow methodology.

Federal Home Loan Bank Advances: The fair values of our Federal Home Loan Bank advances are provided by the Federal Home Loan Bank of Atlanta and represent mathematical approximations of market values derived from their proprietary models as of the close of business on the last business day of the quarter.  We consider these advances Level 3, as the values are estimated fair values and not actual market prices.

Subordinated Debt: The values of our subordinated debt are variable rate instruments that re-price on a quarterly basis; therefore, carrying value is adjusted for the three month re-pricing lag in order to approximate fair value.  Subordinated debt is Level 3, as the valuation is determined using discounted cash flow methodology.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2012 and December 31, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments are as follows (In thousands):
	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$85,173	85,173	$99,970	99,970
Investment securities	524,020	524,020	477,964	477,964
Mortgage loans held for sale	17,058	17,058	42,027	42,027
Loans, net	2,003,137	1,848,357	1,998,842	1,839,635
Accrued interest receivable	8,961	8,961	8,908	8,908

Financial liabilities:
Deposits	$2,401,917	2,415,636	$2,395,600	2,409,959
Federal Home Loan Bank advances	55,000	59,172	60,000	64,395
Subordinated debt	32,991	32,932	32,991	32,930
Accrued interest payable	1,913	1,913	2,122	2,122

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of March 31, 2012 and December 31, 2011, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is included in Other assets.

We evaluate the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities.”  Our determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on March 23, 2012, that it approved a dividend at the rate of 1.23% for the fourth quarter of 2011.  The FHLB did not repurchase any capital stock in the first quarter of 2012, leaving a remaining balance of $2.5 million in excess FHLB capital stock as of March 31, 2012.

Based on evaluation of criteria under ASC Topic 320, we believe that no impairment charge in respect of the restricted stock is necessary as of March 31, 2012.

9.	Segment Information

We operate in three business segments, organized around the different products and services offered:
•	Commercial Banking
•	Mortgage Banking
•	Wealth Management

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2012 and 2011 is as follows (In thousands):

At and for the Three Months Ended March 31, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,992	$245	$-	$(341)	$-	$23,896
Provision for loan losses	850	-	-	-	-	850
Noninterest income	6,125	1,811	1,393	27	(1,231)	8,125
Noninterest expense	21,725	1,740	1,135	188	(1,231)	23,557
Provision for income taxes	2,123	95	77	(181)	-	2,114
Net income (loss)	$5,419	$221	$181	$(321)	$-	$5,500

Total Assets	$2,900,980	$17,383	$506	$455,548	$(448,503)	$2,925,914
Average Assets	$2,865,457	$24,988	$461	$454,809	$(448,091)	$2,897,624

At and for the Three Months Ended March 31, 2011
	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,879	$245	$-	$(261)	$-	$23,863
Provision for loan losses	4,500	-	-	-	-	4,500
Noninterest income	5,644	1,875	1,339	26	(1,214)	7,670
Noninterest expense	21,555	1,906	1,093	196	(1,214)	23,536
Provision for income taxes	645	64	74	(157)	-	626
Net income (loss)	$2,823	$150	$172	$(274)	$-	$2,871

Total Assets	$2,876,655	$12,613	$498	$465,231	$(456,601)	$2,898,396
Average Assets	$2,875,584	$24,683	$485	$464,309	$(454,819)	$2,910,242

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides management’s analysis of the consolidated financial results of operations, financial condition, liquidity and capital resources of StellarOne Corporation and our affiliates.  This discussion and analysis should be read in conjunction with the financial statements and footnotes appearing elsewhere in this report.

Results of Operations

Our first quarter 2012 earnings were $5.5 million or $0.24 net income per diluted common share.  This represents a 44.9% increase over net income of $2.9 million or $0.11 net income per diluted common share during the same quarter in the prior year, and a 92% increase over net income of $3.8 million or $0.17 net income per diluted common share recognized for the fourth quarter of 2011.  Continuing improvements in asset quality, solid non-interest income growth and reduced operating expenses contributed to the growth in recurring earnings.

Operating Segment Results

Revenue from the mortgage banking segment totaled $2.2 million for the first quarter of 2012, or down $439 thousand or 16.7% compared to $2.6 million for the fourth quarter of 2011 and up $119 thousand or 5.8% when compared to the same quarter in 2011.  The sequential quarter decrease was primarily volume driven and not margin related as loans sold in the first quarter of 2012 totaled $95 million or down $29 million or 23.4% from the $124 million sold during the fourth quarter of 2011.

Retail banking fee income remained relatively flat at $3.8 million for the first quarter of 2012, a decrease of $81 thousand or 2.1% compared to $3.9 million for the fourth quarter of 2011 and an increase of $239 thousand or 6.7% compared to $3.6 million for the first quarter of 2011.  This sequential quarter decrease was attributable to a decrease of $150 thousand in non-sufficient fund revenue offset by an increase in interchange income of $58 thousand.  The increase over the same period in the prior year was due to a $172 thousand increase in interchange income, $43 thousand in DDA analysis income and a $40 thousand increase in non-sufficient fund revenue.

Wealth management revenues from trust and brokerage fees for the first quarter of 2012 were $1.3 million or up $284 thousand or 26.8% on a sequential quarter basis and flat compared to the first quarter of 2011.  The sequential quarter revenue increase was attributable to both higher assets under management and higher fee realizations.  Fiduciary assets increased $19.1 million sequentially to $459.4 million, compared to $440.3 million at December 31, 2011.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income on a tax-equivalent basis amounted to $24.6 million for the first quarter of 2012, a $438 thousand or 1.7% decrease from the fourth quarter of 2011 and flat to the first quarter of 2011. The net interest margin was 3.85% for the first quarters of 2012 and 2011, compared to 3.79% for the fourth quarter of 2011. The average yield on earning assets for the current quarter increased slightly to 4.64% on a sequential basis as a result of loans representing a higher percentage of earning assets when compared to the preceding quarter. A 6 basis point improvement in the cost of interest bearing liabilities was noted sequentially, moving from 1.00% during the fourth quarter of 2011 to 0.94% during the first quarter of 2012.  Both investment yields and loan yields contracted 13 basis points and 5 basis points, respectively, on a sequential basis.  Investment yields continue to contract due to lower yields realized on the recent investment of excess liquidity in the current low rate environment.  Loan yields continue to contract slightly due to re-pricing within the current portfolio and reduced yields on new production.  Though margin improved, a decrease in earning assets resulted in a reduction in net interest income on a tax-equivalent basis which amounted to $24.6 million for the first quarter of 2012.  This represents a decrease of $438 thousand from $25.1 in the fourth quarter of 2011, and essentially flat compared to the same period in the prior year. Net interest margin will likely compress moderately going forward as strategic options to continue lowering funding costs become more limited while yields continue to be pressured by pricing competition for quality loan opportunities, lower investment yields, and the flattening yield curve.

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
(Dollars in thousands)
	For the Three Months Ended March 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates
Assets
Loans receivable, net (1)	$2,054,830	$26,040	5.10%	$2,104,031	$27,303	5.26%
Investment securities
Taxable	322,372	1,610	1.98%	229,709	1,720	3.00%
Tax exempt (1)	138,864	2,000	5.70%	129,318	1,928	5.96%
Total investments	461,236	3,610	3.10%	359,027	3,648	4.06%

Interest bearing deposits	37,156	20	0.21%	77,042	36	0.19%
Federal funds sold	22,167	14	0.28%	51,390	32	0.25%
	520,559	3,644	2.77%	487,459	3,716	3.05%

Total earning assets	2,575,389	$29,684	4.64%	2,591,490	$31,019	4.85%

Total nonearning assets	322,235			318,752

Total assets	$2,897,624			$2,910,242

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$585,017	$396	0.27%	$559,393	$533	0.39%
Money market	412,739	544	0.53%	420,202	1,041	1.00%
Savings	296,373	332	0.45%	268,854	468	0.71%
Time deposits:
Less than $100,000	507,797	1,896	1.50%	542,760	2,243	1.68%
$100,000 and more	259,364	1,109	1.72%	264,169	1,248	1.92%
Total interest-bearing deposits	2,061,290	4,277	0.83%	2,055,378	5,533	1.09%

Federal funds purchased and securities sold under agreements to repurchase	835	6	2.95%	1,044	8	3.07%
Federal Home Loan Bank advances and other borrowings	57,363	438	3.02%	80,000	640	3.20%
Subordinated debt	32,991	341	4.09%	32,991	262	3.18%

	91,189	785	3.41%	114,035	910	3.19%

Total interest-bearing liabilities	2,152,479	5,062	0.94%	2,169,413	6,443	1.20%

Total noninterest-bearing liabilities	328,147			313,097

Total liabilities	2,480,626			2,482,510
Stockholders' equity	416,998			427,732

Total liabilities and stockholders' equity	$2,897,624			$2,910,242

Net interest income (tax equivalent)		$24,622			$24,576
Average interest rate spread			3.70%			3.65%
Interest expense as percentage of average earning assets			0.79%			1.01%
Net interest margin			3.85%			3.85%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $8.1 million for the first quarter of 2012, up $197 thousand or 2.5% on a sequential basis compared to $7.9 million for the fourth quarter of 2011, and up $408 thousand or 5.3% compared to the same period in the prior year. Other income increased $592 thousand sequentially due to increases in pass through insurance and investment income.  The $408 thousand increase in operating noninterest income when compared to the same period in the prior year stemmed from an increase in retail banking fees of $239 thousand and $119 thousand in mortgage banking-related fees, which were offset by a $220 thousand increase in losses/impairments on foreclosed assets.

Noninterest Expense

The efficiency ratio was 69.77% for the first quarter of 2012, compared to 71.83% for the fourth quarter of 2011 and 71.20% for the same quarter in 2011.  The sequential quarter decrease in the efficiency ratio reflects a 4.1% decrease in overhead offset by a 1.3% decrease in revenues.

The $1.0 million sequential quarter decrease in noninterest expense was driven by decreases of $391 thousand in compensation and benefits expense, $335 thousand in professional fees and $340 thousand in other operating expenses.  The decrease in compensation and benefits is due to the reduction of 35 FTE’s since December 31, 2011 and the absence of nonrecurring items which occurred in the fourth quarter of 2011.  Benefits from the branch closings we affected in the first quarter of 2012 along with the FTE reduction made during the quarter are expected to be fully realized in the coming quarters.

The decrease relative to the same period in the prior year was largely driven by a 2.0% increase in net revenues, resulting from higher noninterest income driven by increased retail banking fees, mortgage revenues and elevated levels of pass through income reported in other operating income during the first quarter of 2012.

Management has developed and initiated a three stage program, which focuses heavily on our cost structure, to reduce our efficiency ratio.  The first stage is a comprehensive internal review of operating expenses, which has identified some immediate opportunities to reduce costs.  These opportunities will be implemented during the second quarter.  The second stage is a comprehensive metrics driven evaluation of the organizational structure and processes.  The third stage will assess all aspects of our real estate holdings.  We do not anticipate cost saves from the second two stages until 2013.

Income Taxes

The provision for income taxes was $2.1 million for the first quarter of 2012 compared to $1.6 million for the fourth quarter of 2011. This produced an effective tax rate for the first quarter of 2012 of 27.8% compared to 24.7% for the prior quarter. The increase in the current quarter’s effective tax rate was primarily due to higher pre-tax earnings relative to permanent tax differences, which remained relatively flat.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

Non-performing assets totaled $44.5 million at March 31, 2012, down $3.2 million or 6.7% sequentially from $47.7 million at December 31, 2011 and down $7.7 million or 14.7% compared to $52.2 million at March 31, 2011.  The ratio of non-performing assets as a percentage of total assets decreased to 1.52% as of March 31, 2012, compared to 1.64% as of December 31, 2011 and 1.80% at March 31, 2011.

Net charge-offs for the first quarter of 2012 totaled $1.8 million or down $2.6 million or 58.8% compared to the $4.4 million during the fourth quarter of 2011 and down $2.8 million or 60.6% when compared to $4.6 million during the first quarter of 2011.  Annualized net charge-offs as a percentage of average loans receivable amounted to 0.35% for the first quarter of 2012, down from 0.86% for the fourth quarter of 2011 and down from 0.88% for the first quarter of 2011.

Foreclosed assets totaled $6.8 million at March 31, 2012, down $1.7 million or 20.3% compared to $8.6 million at December 31, 2011 and down $2.2 million or 24.3% compared to $9.0 million at March 31, 2011. Past due and matured loans between 30 and 89 days totaled $32.7 million at March 31, 2012, down $1.8 million or 5.2% compared to $34.5 million at December 31, 2011.

Included in the loan portfolio at March 31, 2012, are loans classified as troubled debt restructurings (“TDRs”) totaling $34.8 million or 1.7% of total loans.  TDRs were reduced sequentially by 10.2% or $3.9 million as compared to $38.7 million at December 31, 2011. At March 31, 2012, $28.7 million or 82.5% of total TDRs represent residential consumer real estate loans under a mortgage modification program designed to help homeowners remain in their homes.

We recorded a provision for loan losses of $850 thousand for the first quarter of 2012, a decrease of $900 thousand compared to the $1.8 million recognized for the fourth quarter of 2011 and a decrease of $3.7 million compared to the first quarter of 2011.  This decrease is reflective of the improvement in underlying credit quality metrics used in measuring the risk inherent in the loan portfolio.  The allowance as a percentage of non-performing loans increased to 83.9% at March 31, 2012, from 83.2% at December 31, 2011. The first quarter 2012 provision compares to net charge-offs of $1.8 million, resulting in an allowance for loan losses of $31.6 million at March 31, 2012, a decrease of $973 thousand when compared to $32.6 million at December 31, 2011. The allowance as a percentage of total loans was 1.55% at March 31, 2012, compared to 1.60% at December 31, 2011.

Our nonaccrual loans are composed of the following (In thousands):
	March 31, 2012
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$207,231	$8,414	4.06%
Commercial real estate	852,114	14,378	1.69%
Consumer real estate	754,094	14,272	1.89%
Commercial and industrial loans (except those secured by real estate)	199,453	598	0.30%
Consumer and other	21,548	30	0.14%
Total loans	$2,034,440	$37,692	1.85%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information on asset quality statistics for the periods presented (In thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual loans	$31,558	$30,985	$39,096
Troubled debt restructurings - non-accrual status	6,134	8,189	4,078
Foreclosed assets	6,836	8,575	9,036
Total non-performing assets	$44,528	$47,749	$52,210
Nonperforming assets to total assets	1.52%	1.64%	1.80%
Nonperforming assets to loans and foreclosed property	2.18%	2.34%	2.52%
Allowance for loan losses as a percentage of loans receivable	1.55%	1.60%	1.82%
Allowance for loan losses as a percentage of nonperforming loans	83.88%	83.19%	86.90%
Annualized net charge-offs as a percentage of average loans receivable	0.35%	0.86%	0.88%

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

The primary source of additional capital to us is earnings retention, which represents net income less dividends declared.  We paid or accrued $1.4 million in common dividends during the three month period ended March 31, 2012.  These dividends combined with net income of $5.5 million resulted in an increase to retained earnings of $3.7 million during the period.  Future dividends will be dependent upon our ability to generate earnings in future periods.

We, along with our banking subsidiary, are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on us and the subsidiary bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under the Federal Deposit Insurance Act of 1991 (“FDICIA”), we  and our  banking subsidiary must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and our banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  The most recent notification from the Federal Reserve Bank of Richmond categorized us and our subsidiary bank as “well capitalized” under FIDICIA.  There are no conditions or events that we believe have changed ours or our subsidiary bank’s well capitalized position.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes information with respect to our risk-based capital and equity levels as of March 31, 2012 (In thousands):
	Corporation	Bank
Tier 1 capital	$326,457	$311,821
Tier 2 capital	26,437	26,368
Total risk-based capital	352,894	338,189
Total risk-weighted assets	2,109,582	2,103,987
Average adjusted total assets	2,782,020	2,775,399
Capital ratios:
Tier 1 risk-based capital ratio	15.47%	14.82%
Total risk-based capital ratio	16.73%	16.07%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.73%	11.24%
Equity to assets ratio	14.28%	15.02%
Tangible common equity to assets ratio	10.64%	11.40%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our bank subsidiary has available a $243.5 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of our parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management, and shareholder related expenses. It also includes outflows associated with dividends to shareholders and interest on subordinated debt. The main sources of funding for the parent company are the management fees and dividends we receive from our banking subsidiary and availability on the equity market as deemed necessary.  As of March 31, 2012, there were no additional unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval, due to a deficit at the bank level arising from the TARP repayment in December 2011.  Management believes that the parent company’s liquidity position is sufficient to cover all expenses until the bank subsidiary earns back the remaining $2.3 million deficit and is again able to transfer funds to the parent.

In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as our assets and liabilities are monetary in nature. Interest rates and thus our asset-liability management are impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

Forward Looking Statements

In addition to historical information, this report on Form 10-Q contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results, or those anticipated. When we use words such as “believe,” “expect,” “anticipates or similar expressions, we are making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date thereof. We wish to caution the reader that factors, such as those listed below, in some cases have affected and could affect our actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) expected cost savings from our acquisitions and dispositions, (ii) competitive pressure in the banking industry or in our markets may increase significantly, (iii) changes in the interest rate environment may reduce margins, (iv) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, credit quality deterioration, (v) changes may occur in banking legislation and regulation, (vi) changes may occur in general business conditions, and (vii) changes may occur in the securities markets. Please refer to our filings with the Securities and Exchange Commission for additional information, which may be accessed at www.StellarOne.com.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

General

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“USGAAP”).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining inherent losses in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.

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

Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of us to retain our investment in the issuer for a period of time sufficient to allow for any anticipated increase in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  Please see Note 2 of Notes to Unaudited Consolidated Financial Statements for additional information related to investment securities.

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

Our banking subsidiary conducts an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with lenders identifying problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired (i.e. it is probable that we will be unable to collect amounts due according to the original contractual terms), a specific reserve may be established based on management’s calculation of the loss embedded in the individual loan.  Loans meeting the criteria for impairment are segregated for analysis from performing loans within the portfolio.  In addition to impairment testing, the banking subsidiary has a grading system which is applied to each non-homogeneous loan in the portfolio.  Loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The total of specific reserves required for impaired classified loans and the calculated reserves by loan category are then used to compute an estimated range of losses which is then compared to the recorded allowance for loan losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management for impaired loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to the borrower than we would otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

Accrued Losses Associated With Mortgage Indemnifications and Repurchases

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. Our annual impairment date is October 1. During the six months following completion of our most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, management determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.

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

Deferred Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of March 31, 2012, as management has not taken any tax positions that it deems to be considered uncertain.

Stock-Based Compensation

We have a stock-based employee compensation plan under which nonqualified stock options may be granted periodically to certain employees.  Our stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with the company for a specified period, generally five years. We recognize the associated compensation cost relating to share-based payment transactions in the consolidated financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense less amortization of intangibles and goodwill impairments as a percent of the sum of net interest income on a tax equivalent basis and noninterest income excluding gains on securities and losses on foreclosed assets.  The efficiency ratio is not a recognized reporting measure under USGAAP.  Management believes this measure provides investors with important information regarding our operational efficiency.  Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. We, in referring to our net income, are referring to income under USGAAP.  Comparison of the efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure (In thousands):
	For the three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Noninterest expense	$23,557	$24,595	$23,536
Less:
Foreclosed asset expense	104	151	81
Amortization of intangible assets	413	413	413
Adjusted noninterest expense	$23,040	$24,031	$23,042

Net interest income (tax equivalent)	$24,622	$25,060	$24,576
Noninterest income	8,125	8,409	7,670
Less:
Gains on sale of securities available for sale	73	447	10
Losses / impairments on foreclosed assets	(348)	(432)	(128)
Net revenues	$33,022	$33,454	$32,364

Efficiency ratio	69.77%	71.83%	71.20%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The report also refers to the tangible common equity to assets ratio, which is computed by dividing total stockholders’ equity less core deposit intangibles, goodwill and preferred stock by total assets less core deposit intangibles and goodwill.  The tangible common equity to assets ratio is not a recognized reporting measure under USGAAP.  Management believes it provides investors with important information about the strength of the balance sheet by removing the intangible items from the equity to assets ratio.  The table below presents a reconciliation of this non-USGAAP measure (In thousands):
	Consolidated	Bank
Total stockholders' equity	$417,920	$438,548
Less:
Core deposit intangibles, net	4,599	4,599
Goodwill	113,652	113,652
Net other intangibles	1,084	1,084
Tangible common equity	$298,585	$319,213

Total assets	$2,925,914	$2,918,869
Core deposit intangibles, net	4,599	4,599
Goodwill	113,652	113,652
Net other intangibles	1,084	1,084
Tangible assets	$2,806,579	$2,799,534

Tangible common equity to assets ratio	10.64%	11.40%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in our Form 10-K for the year ended December 31, 2011.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4 – CONTROLS AND PROCEDURES

We are required to include in our periodic reports, information regarding controls and procedures for complying with the disclosure requirements of the federal securities laws.  These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to us is made known to the principal executive officer and principal financial officer on a regular basis, in particular during the periods in which quarterly and annual reports are being prepared.  The principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, concluded that the disclosure controls and procedures are operating effectively.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the organization to disclose material information otherwise required to be set forth in the period reports.

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, we review and change internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which we or any of our subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened.  Any legal proceeding presently pending or threatened against StellarOne Corporation and our subsidiaries is either not material in respect to the amount in controversy or fully covered by insurance.

ITEM 1a.	RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (iii) Consolidated Statement of Other Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
May 9, 2012

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 9, 2012

.