Form 10-Q
period 2012-06-30
StellarOne CORP
filed 2012-08-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012
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

As of August 7, 2012 there were 23,104,397 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$46,079	$40,931
Federal funds sold	42	21,117
Interest-bearing deposits in banks	27,339	37,922
Cash and cash equivalents	73,460	99,970
Investment securities available for sale, at fair value	582,813	477,964
Mortgage loans held for sale	20,602	42,027
Loans receivable, net of allowance for loan losses, 2012, $30,142; 2011, $32,588	2,007,001	1,998,842
Premises and equipment, net	72,099	74,602
Accrued interest receivable	8,297	8,908
Core deposit intangibles, net	4,186	5,011
Goodwill	113,652	113,652
Bank owned life insurance	43,291	42,413
Foreclosed assets	7,014	8,575
Other assets	47,451	45,964
Total assets	$2,979,866	$2,917,928

Liabilities
Deposits:
Noninterest-bearing	$347,385	$310,756
Interest-bearing	2,098,678	2,084,844
Total deposits	2,446,063	2,395,600
Federal Home Loan Bank advances	55,000	60,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,847	2,122
Deferred income tax liability	3,900	2,654
Other liabilities	18,031	10,388
Total liabilities	2,557,832	2,503,755

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock; $1 par value; 35,000,000 shares authorized; 2012: 22,874,676 shares issued and outstanding; 2011: 22,819,000 shares issued and outstanding.	22,875	22,819
Additional paid-in capital	271,295	271,080
Retained earnings	118,552	110,940
Accumulated other comprehensive income	9,312	9,334
Total stockholders' equity	422,034	414,173
Total liabilities and stockholders' equity	$2,979,866	$2,917,928

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
	Three Months Ended
	June 30,
	2012	2011
Interest Income
Loans, including fees	$25,879	$27,084
Federal funds sold and deposits in other banks	31	64
Investment securities:
Taxable	1,719	1,824
Tax-exempt	1,305	1,397
Total interest income	28,934	30,369

Interest Expense
Deposits	3,996	5,533
Federal funds purchased and securities sold under agreements to repurchase	6	9
Federal Home Loan Bank advances	409	518
Subordinated debt	343	266
Total interest expense	4,754	6,326
Net interest income	24,180	24,043
Provision for loan losses	1,400	3,150
Net interest income after provision for loan losses	22,780	20,893

Noninterest Income
Retail banking fees	3,812	3,840
Commissions and fees from fiduciary activities	872	847
Brokerage fee income	450	506
Mortgage banking-related fees	1,752	1,531
(Losses) gains on mortgage indemnifications and repurchases	(202)	2
Gains on sale of premises and equipment	8	3
Gains on sale of securities available for sale	7	11
Losses on sale / impairments of foreclosed assets	(219)	(366)
Income from bank owned life insurance	438	323
Other operating income	1,279	824
Total noninterest income	8,197	7,521
Noninterest Expense
Compensation and employee benefits	13,332	12,304
Net occupancy	2,096	1,980
Equipment	2,152	2,164
Amortization of intangible assets	413	413
Marketing	379	258
State franchise taxes	559	594
FDIC insurance	543	641
Data processing	706	664
Professional fees	883	599
Telecommunications	410	439
Other operating expenses	2,855	3,164
Total noninterest expense	24,328	23,220

Income before income taxes	6,649	5,194
Income tax expense	1,768	1,169
Net income	$4,881	$4,025
Dividends and accretion on preferred stock	-	(720)
Net income available to common shareholders	$4,881	$3,305

Basic net income per common share available to common shareholders	$0.21	$0.15
Diluted net income per common share available to common shareholders	$0.21	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
	Six Months Ended
	June 30,
	2012	2011
Interest Income
Loans, including fees	$51,893	$54,347
Federal funds sold and deposits in other banks	65	133
Investment securities:
Taxable	3,329	3,544
Tax-exempt	2,605	2,650
Total interest income	57,892	60,674

Interest Expense
Deposits	8,273	11,067
Federal funds purchased and securities sold under agreements to repurchase	13	16
Federal Home Loan Bank advances	847	1,158
Subordinated debt	684	528
Total interest expense	9,817	12,769
Net interest income	48,075	47,905
Provision for loan losses	2,250	7,650
Net interest income after provision for loan losses	45,825	40,255

Noninterest Income
Retail banking fees	7,606	7,396
Commissions and fees from fiduciary activities	1,801	1,751
Brokerage fee income	865	941
Mortgage banking-related fees	3,936	3,596
Losses on mortgage indemnifications and repurchases	(556)	(263)
(Losses) gains on sale of premises and equipment	(7)	3
Gains on sale of securities available for sale	79	21
Losses on sale / impairments on foreclosed assets	(670)	(495)
Income from bank owned life insurance	878	642
Other operating income	2,287	1,599
Total noninterest income	16,219	15,191
Noninterest Expense
Compensation and employee benefits	25,956	24,659
Net occupancy	4,159	4,050
Equipment	4,369	4,184
Amortization of intangible assets	825	825
Marketing	628	584
State franchise taxes	1,128	1,192
FDIC insurance	1,182	1,518
Data processing	1,377	1,299
Professional fees	1,565	1,231
Telecommunications	835	815
Other operating expenses	5,756	6,398
Total noninterest expense	47,780	46,755

Income before income taxes	14,264	8,691
Income tax expense	3,882	1,794
Net income	$10,382	$6,897
Dividends and accretion on preferred stock	-	(1,186)
Net income available to common shareholders	$10,382	$5,711

Basic net income per common share available to common shareholders	$0.45	$0.25
Diluted net income per common share available to common shareholders	$0.45	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	Three months ended June 30,
	2012		2011
Net income		$4,881		$4,025
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax 2012: $342, 2011: $917)	$634		$1,705
Reclassification adjustment (net of tax 2012: $2, 2011: $4)	(4)		(8)
Change in post retirement liability (net of tax 2012: $0, 2011: $84)	-		156
Change in cash flow hedge (net of tax 2012: $147, 2011: $136)	(273)		(253)
Other comprehensive income		357		1,600
Total comprehensive income		$5,238		$5,625

	Six months ended June 30,
	2012		2011
Net income		$10,382		$6,897
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax 2012: $178, 2011: $1,206)	$327		$2,240
Reclassification adjustment (net of tax 2012: $28, 2011: $7)	(51)		(14)
Change in post retirement liability (net of tax 2012: $1, 2011: $42)	2		78
Change in cash flow hedge (net of tax 2012: $162, 2011: $125)	(300)		(233)
Other comprehensive (loss) income		(22)		2,071
Total comprehensive income		$10,360		$8,968

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
					Accumulated
					Other
			Additional		Compre-
	Preferred	Common	Paid-In	Retained	hensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2011	$28,763	$22,748	$270,047	$101,188	$3,691	$426,437
Net income	-	-	-	6,897	-	6,897
Other comprehensive income	-	-	-	-	2,071	2,071
Cash dividends paid or accrued:						-
Common ($0.08 per share)	-	-	-	(1,836)	-	(1,836)
Preferred cumulative 5%	-	-	-	(724)	-	(724)
Accretion of preferred stock discount	177	-	-	(177)	-	-
Partial repurchase of preferred stock issued to U.S. Treasury and associated accelerated accretion	(7,215)			(285)		(7,500)
Stock-based compensation expense (20,419 shares)	-	20	331	-	-	351
Exercise of stock options (31,920 shares)	-	32	278	-	-	310
Balance, June 30, 2011	$21,725	$22,800	$270,656	$105,063	$5,762	$426,006

Balance, January 1, 2012	$-	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	-	-	-	10,382	-	10,382
Other comprehensive loss	-	-	-	-	(22)	(22)
Common dividends paid ($0.12 per share)	-	-	-	(2,770)	-	(2,770)
Stock-based compensation expense (52,484 shares)	-	53	426	-	-	479
Exercise of stock options (3,192 shares)	-	3	(211)	-	-	(208)
Balance, June 30, 2012	$-	$22,875	$271,295	$118,552	$9,312	$422,034

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$10,382	$6,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,345	3,391
Amortization of intangible assets	825	825
Provision for loan losses	2,250	7,650
Deferred tax expense (benefit)	1,268	(466)
Stock-based compensation expense	479	351
Losses on sale / impairments of foreclosed assets	670	495
Losses on mortgage indemnifications and repurchases	556	263
Losses (gains) on sale of premises and equipment	7	(3)
Gains on sale of securities available for sale	(79)	(21)
Mortgage banking-related fees	(3,936)	(3,596)
Proceeds from sale of mortgage loans	153,739	197,885
Origination of mortgage loans for sale	(128,378)	(162,686)
Amortization of securities premiums and accretion of discounts, net	872	595
Income on bank owned life insurance	(878)	(642)
Changes in assets and liabilities:
Decrease in accrued interest receivable	611	216
Decrease in other assets	167	3,828
Decrease in accrued interest payable	(275)	(125)
Increase in other liabilities	6,411	2,072
Net cash provided by operating activities	$48,036	$56,929

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$68,960	$66,923
Proceeds from sales of securities available for sale	-	1,095
Purchase of securities available for sale	(174,178)	(145,172)
Net (increase) decrease in loans	(12,848)	27,039
Proceeds from sale of premises and equipment	1,033	4
Purchase of premises and equipment	(3,568)	(1,087)
Proceeds from sale of foreclosed assets	3,570	5,120
Net cash used by investing activities	$(117,031)	$(46,078)

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$87,049	$20,216
Net decrease in certificates of deposit	(36,586)	(2,165)
Principal payments on Federal Home Loan Bank advances	(5,000)	(25,000)
Proceeds from exercise of stock options	(208)	310
Partial repurchase of preferred stock issued to the U.S. Treasury	-	(7,500)
Cash dividends paid	(2,770)	(2,560)
Net cash provided (used) by financing activities	$42,485	$(16,699)

Decrease in cash and cash equivalents	$(26,510)	$(5,848)

Cash and Cash Equivalents
Beginning	99,970	139,886
Ending	$73,460	$134,038

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$2,440	$4,078

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“we”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with our subordinated debt issues and are not subject to consolidation.  The consolidated statements include our accounts and those of our wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.  The statements should be read in conjunction with the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2.	Investment Securities

A summary of the amortized cost and fair value of securities with gross unrealized gains and losses is presented below (In thousands).

	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$10,000	$-	$-	$10,000	$-	$-	$-	$-
U. S. Government agencies	263,899	1,392	(108)	265,183	151,155	1,370	(58)	152,467
State and municipals	144,022	11,011	(4)	155,029	148,933	10,582	-	159,515
Corporate bonds	4,814	87	(8)	4,893	4,478	140	-	4,618
Collateralized mortgage obligations	6,231	206	-	6,437	7,251	221	-	7,472
Mortgage backed securities	126,604	5,668	-	132,272	139,330	5,563	-	144,893
Certificates of deposits	8,999	-	-	8,999	8,999	-	-	8,999
Total	$564,569	$18,364	$(120)	$582,813	$460,146	$17,876	$(58)	$477,964

The carrying value of securities pledged to secure deposits and for other purposes amounted to $177.4 million and $157.4 million at June 30, 2012 and December 31, 2011, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Proceeds from sales/calls	$12,740	$14,467	$15,445	$24,950
Gross realized gains	7	11	79	21

As of June 30, 2012, available for sale securities with unrealized losses segregated by length of impairment were as follows (In thousands):

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U. S. Government agencies	$47,132	$(108)	$-	$-	$47,132	$(108)
State and municipals	1,786	(4)	-	-	1,786	(4)
Corporate bonds	1,316	(8)	-	-	1,316	(8)
Total temporarily impaired securities	$50,234	$(120)	$-	$-	$50,234	$(120)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of June 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

The amortized cost and fair value of securities available for sale at June 30, 2012 are presented below by contractual maturity (In thousands):
	Amortized Cost	Fair Value
Due in one year or less	$52,509	$52,828
Due after one year through five years	265,700	268,187
Due after five years through ten years	87,641	92,472
Due after ten years	158,719	169,326
Total	$564,569	$582,813

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments

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

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The cash flow hedge was fully effective at June 30, 2012 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  At June 30, 2012, the cash flow hedge had a fair value of $1.3 million and is recorded in Other Liabilities. We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $36.4 million as of June 30, 2012.

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

Our loan portfolio is composed of the following (In thousands):
	June 30,	December 31,
	2012	2011
Construction and land development:
Residential	$52,308	$49,995
Commercial	148,503	164,672
Total construction and land development	200,811	214,667
Commercial real estate:
Commercial real estate - owner occupied	296,361	317,976
Commercial real estate - non-owner occupied	473,810	417,658
Farmland	11,881	15,756
Multifamily, nonresidential and junior liens	94,641	93,470
Total commercial real estate	876,693	844,860
Consumer real estate:
Home equity lines	256,807	263,035
Secured by 1-4 family residential, secured by first deeds of trust	446,768	450,667
Secured by 1-4 family residential, secured by second deeds of trust	39,486	42,534
Total consumer real estate	743,061	756,236
Commercial and industrial loans (except those secured by real estate)	192,369	189,887
Consumer and other:
Consumer installment loans	21,843	20,216
Deposit overdrafts	760	3,526
All other loans	1,629	1,739
Total consumer and other	24,232	25,481
Total loans	2,037,166	2,031,131
Deferred loan costs	(23)	299
Allowance for loan losses	(30,142)	(32,588)
Net loans	$2,007,001	$1,998,842

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012 and December 31, 2011, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $632.3 million and $642.6 million, respectively.

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

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (In thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Construction and land development	$7,603	$8,324	$125	$-
Commercial real estate	13,817	15,055	-	1,416
Consumer real estate	13,359	14,629	507	-
Commercial and industrial loans (except those secured by real estate)	644	1,141	651	96
Consumer and other	59	25	26	4
Total	$35,482	$39,174	$1,309	$1,516

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $493 thousand and $416 thousand for the three months ended June 30, 2012 and 2011, respectively and $844 thousand and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by portfolio segment (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
June 30, 2012
Construction and land development	$2,452	$1,272	$125	$7,603	$11,452	$189,359	$200,811
Commercial real estate	3,246	5,209	-	13,817	22,272	854,421	876,693
Consumer real estate	11,776	5,707	507	13,359	31,349	711,712	743,061
Commercial and industrial loans (except those secured by real estate)	502	581	651	644	2,378	189,991	192,369
Consumer and other	180	90	26	59	355	23,877	24,232
Total loans	$18,156	$12,859	$1,309	$35,482	$67,806	$1,969,360	$2,037,166

December 31, 2011
Construction and land development	$7,268	$397	$-	$8,324	$15,989	$198,678	$214,667
Commercial real estate	5,125	2,856	1,416	15,055	24,452	820,408	844,860
Consumer real estate	14,818	2,661	-	14,629	32,108	724,128	756,236
Commercial and industrial loans (except those secured by real estate)	714	264	96	1,141	2,215	187,672	189,887
Consumer and other	297	59	4	25	385	25,096	25,481
Total loans	$28,222	$6,237	$1,516	$39,174	$75,149	$1,955,982	$2,031,131

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan balances are charged off against the allowance when management believes a loan balance is confirmed uncollectable.  Subsequent recoveries, if any, are credited to the allowance.

We conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses and in the determination of the necessary provision for loan losses.  The review process generally begins with the identification of potential problem loans to be reviewed on an individual basis for impairment.  When a loan has been identified as impaired, a specific reserve may be established based on our calculation of the loss embedded in the individual loan.  In addition to specific reserves on impaired loans, we have a nine point grading system for each non-homogeneous loan in the portfolio to reflect the risk characteristic of the loan.  The loans identified and measured for impairment are segregated from risk-rated loans within the portfolio.  The remaining loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations. The ALLL is an accounting estimate and as such there is uncertainty associated with the estimate due to the level of subjectivity and judgment inherent in performing the calculation.  Management’s evaluation of the ALLL also includes considerations of existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, bank regulatory examination results and findings of our outsourced loan review consultants. The total of specific reserves required for impaired classified loans and the calculated reserves comprise the allowance for loan losses.

The look-back period for calculating historical losses is four years.  Management believes this period appropriately reflects the current credit cycle and accurately reflects the risk in the loan portfolio.  The four year look-back period includes the higher credit losses beginning in 2008 attributable to the economic downturn.  The most current 12 month period continues to be heavily weighted as management considers it to be the most relevant indicator of current economic conditions.  Due to the prolonged economic downturn and suppressed real estate values, an additional qualitative factor to capture the risk associated with loans secured by junior liens was also added to the methodology during the current quarter.  This refinement to the ALLL calculation was not significant to the provision expense or the overall consolidated financial statements.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses by portfolio segment is as follows (In thousands):

	Three Months Ended June 30, 2012

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, April 1, 2012	$9,416	$8,230	$10,526	$3,364	$79	$31,615
Provision for loan losses	(568)	1,626	1,121	(754)	(25)	1,400
Loans charged off	(896)	(960)	(1,281)	(234)	(40)	(3,411)
Recoveries	2	160	156	150	70	538
Net (charge-offs) recoveries	(894)	(800)	(1,125)	(84)	30	(2,873)
Balance, June 30, 2012	$7,954	$9,056	$10,522	$2,526	$84	$30,142

	Three Months Ended June 30, 2011

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, April 1, 2011	$11,408	$7,879	$11,305	$6,721	$206	$37,519
Provisions for loan losses	884	773	906	576	11	3,150
Loans charged off	(2,897)	(287)	(1,299)	(1,208)	(129)	(5,820)
Recoveries	481	68	45	155	138	887
Net (charge-offs) recoveries	(2,416)	(219)	(1,254)	(1,053)	9	(4,933)
Balance, June 30, 2011	$9,876	$8,433	$10,957	$6,244	$226	$35,736

	Six Months Ended June 30, 2012

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, January 1, 2012	$9,856	$8,565	$10,019	$4,059	$89	$32,588
Provision for loan losses	(621)	2,020	2,417	(1,467)	(99)	2,250
Loans charged off	(1,297)	(1,756)	(2,169)	(484)	(88)	(5,794)
Recoveries	16	227	255	418	182	1,098
Net (charge-offs) recoveries	(1,281)	(1,529)	(1,914)	(66)	94	(4,696)
Balance, June 30, 2012	$7,954	$9,056	$10,522	$2,526	$84	$30,142

	Six Months Ended June 30, 2011

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	2,202	1,792	2,225	1,405	26	7,650
Loans charged off	(3,859)	(1,640)	(2,235)	(2,830)	(235)	(10,799)
Recoveries	496	70	103	281	286	1,236
Net (charge-offs) recoveries	(3,363)	(1,570)	(2,132)	(2,549)	51	(9,563)
Balance, June 30, 2011	$9,876	$8,433	$10,957	$6,244	$226	$35,736

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the periods ended June 30, 2012 and December 31, 2011 were as follows (In thousands):

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$3,140	$1,921	$439	$-	$-	$5,500
Collectively evaluated for impairment	4,814	7,135	10,083	2,526	84	24,642
Total ending allowance	$7,954	$9,056	$10,522	$2,526	$84	$30,142

Loans:
Individually evaluated for impairment	$12,239	$25,225	$6,523	$-	$-	$43,987
Collectively evaluated for impairment	188,572	851,468	736,538	192,369	24,232	1,993,179
Total loans	$200,811	$876,693	$743,061	$192,369	$24,232	$2,037,166

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$4,071	$1,088	$562	$-	$-	$5,721
Collectively evaluated for impairment	5,785	7,477	9,457	4,059	89	26,867
Total ending allowance	$9,856	$8,565	$10,019	$4,059	$89	$32,588

Loans:
Individually evaluated for impairment	$15,218	$13,730	$5,325	$-	$-	$34,273
Collectively evaluated for impairment	199,449	831,130	750,911	189,887	25,481	1,996,858
Total loans	$214,667	$844,860	$756,236	$189,887	$25,481	$2,031,131

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

Impaired loans totaled $54.3 million and $52.8 million at June 30, 2012 and December 31, 2011, respectively.  Included in these balances were $29.8 million and $38.7 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is accruing, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered non-accrual will be classified as nonperforming, but are able to be reclassified as performing if subsequent to restructure, they experience consecutive six months of payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

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

The following table provides information on performing and nonperforming TDRs for the periods presented (In thousands):

	June 30,	December 31,
	2012	2011
Performing restructurings:
Construction and land development	$7,830	$9,946
Commercial real estate	5,927	5,029
Consumer real estate	11,053	15,556
Total performing restructurings	$24,810	$30,531

Nonperforming restructurings:
Commercial real estate	$2,126	$2,832
Consumer real estate	2,845	5,357
Total nonperforming restructurings	$4,971	$8,189

Total restructurings	$29,781	$38,720

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about TDRs identified during the specified periods and those loans identified as TDRs within the prior 12 month timeframe that subsequently defaulted.  Defaults are those TDRs that went greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs (In thousands, except number of contracts):

	Modifications for the three months ended,
	June 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Consumer real estate	1	$866	$866
Total Troubled Debt Restructurings	1	$866	$866

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$907
Consumer real estate	14	1,499
Total Troubled Debt Restructurings	16	$2,406

	Modifications for the three months ended,
	June 30, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	3	$556	$560
Commercial real estate	1	1,824	1,325
Consumer real estate	16	1,424	1,452
Commercial and industrial loans (except those secured by real estate)	1	5	5
Total Troubled Debt Restructurings	21	$3,809	$3,342

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$300
Consumer real estate	17	1,701
Commercial and industrial loans (except those secured by real estate)	1	-
Total Troubled Debt Restructurings	19	$2,001

	Modifications for the six months ended,
	June 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2,201	$2,201
Commercial real estate	1	866	866
Consumer real estate	2	986	1,275
Total Troubled Debt Restructurings	4	$4,053	$4,342

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	2	$907
Consumer real estate	14	$1,499
Total Troubled Debt Restructurings	16	$2,406

	Modifications for the six months ended,
	June 30, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	4	$708	$716
Commercial real estate	3	2,269	1,770
Consumer real estate	35	4,953	5,051
Commercial and industrial loans (except those secured by real estate)	1	5	5
Total Troubled Debt Restructurings	43	$7,935	$7,542

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$300
Consumer real estate	17	1,701
Commercial and industrial loans (except those secured by real estate)	1	-
Total Troubled Debt Restructurings	19	$2,001

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at June 30, 2012 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

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

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on TDRs (In thousands):

	Three Months Ended June 30
	Interest income recognized	Cash-basis interest income
2012
Construction and land development	$101	$94
Commercial real estate	69	81
Consumer real estate	82	75
Total	$252	$250

2011
Construction and land development	$59	$59
Commercial real estate	81	85
Consumer real estate	4	4
Commercial and industrial loans (except those secured by real estate)	(16)	7
Total	$128	$155

	Six Months Ended June 30
	Interest income recognized	Cash-basis interest income recognized
2012
Construction and land development	$215	$241
Commercial real estate	131	145
Consumer real estate	127	118
Total	$473	$504

2011
Construction and land development	$94	$104
Commercial real estate	160	172
Consumer real estate	53	52
Commercial and industrial loans (except those secured by real estate)	37	45
Total	$344	$373

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans.  Of the $54.3 million of impaired loans at June 30, 2012, $10.3 million, consisting solely of TDRs, was collectively evaluated for impairment and $44.0 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $19.5 million of commercial TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
June 30, 2012
Loans without a specific valuation allowance:
Construction and land development	$3,052	$3,115	$-	$3,492
Commercial real estate	8,585	9,421	-	7,915
Consumer real estate	3,850	5,400	-	3,257
Loans with a specific valuation allowance:
Construction and land development	9,187	11,229	3,140	10,338
Commercial real estate	16,640	16,643	1,921	10,263
Consumer real estate	2,673	2,674	439	3,040
Total	$43,987	$48,482	$5,500	$38,305

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

Loans not rated are either commercial loans less than $25 thousand, consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In thousands):

		Risk Grade
	Not Graded	1 - 3	4	5	6	7	8
June 30, 2012
Construction and land development	$45,670	$1,484	$66,480	$51,086	$3,309	$30,367	$2,415
Commercial real estate	-	94,434	441,405	219,124	47,453	73,295	982
Consumer real estate	-	8,411	93,123	68,980	11,781	30,834	505
Commercial and industrial loans (except those secured by real estate)	-	50,476	80,104	50,365	5,072	6,352	-
Total	$45,670	$154,805	$681,112	$389,555	$67,615	$140,848	$3,902

December 31, 2011
Construction and land development	$46,724	$1,402	$72,138	$47,681	$3,285	$40,044	$3,393
Commercial real estate	-	89,881	411,433	228,360	37,091	77,424	671
Consumer real estate	-	9,727	100,501	72,386	13,157	29,540	950
Commercial and industrial loans (except those secured by real estate)	-	51,421	92,000	33,088	4,859	8,482	37
Total	$46,724	$152,431	$676,072	$381,515	$58,392	$155,490	$5,051

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (In thousands):

	Consumer real estate		Consumer and other
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Performing	$516,068	$521,175	$24,173	$25,456
Nonperforming	13,359	8,800	59	25
Total	$529,427	$529,975	$24,232	$25,481

Repurchased Loans

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.  At June 30, 2012, $362 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $556 thousand and $263 thousand were recognized during the six months ended June 30, 2012 and 2011, respectively.

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central Virginia and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of June 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2012 and 2011 (In thousands, except share and per share amounts).

	June 30,
	2012	2011
Earnings per common share
Net income	$4,881	$4,025
Preferred stock dividends and accretion	-	(720)
Net income available to common shareholders	4,881	3,305
Weighted average common shares issued and outstanding	23,089,473	22,857,530
Earnings per common share	$0.21	$0.15

Diluted earnings per common share
Weighted average common shares issued and outstanding	23,089,473	22,857,530
Stock options	-	2,769
Total diluted weighted average common shares issued and outstanding	23,089,473	22,860,299
Diluted earnings per common share	$0.21	$0.14

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2012 and 2011.  Potential dilutive stock had no effect on income available to common shareholders for the six month periods (In thousands, except share and per share amounts).

	June 30,
	2012	2011
Earnings per common share
Net income	$10,382	$6,897
Preferred stock dividends and accretion	-	(1,186)
Net income available to common shareholders	10,382	5,711
Weighted average common shares issued and outstanding	23,076,760	22,845,367
Earnings per common share	$0.45	$0.25

Diluted earnings per common share
Weighted average common shares issued and outstanding	23,076,760	22,845,367
Stock options	58	5,969
Total diluted weighted average common shares issued and outstanding	23,076,818	22,851,336
Diluted earnings per common share	$0.45	$0.25

The preferred stock dividends and accretion in 2011 arose from our participation in the U.S. Treasury Capital Purchase Program, which ceased on December 31, 2011 when we completed our repurchase of the preferred stock.

In 2012 and 2011, stock options representing 255,370 and 427,233 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.  For the six month calculation of earnings per share 256,353 and 426,164 shares in 2012 and 2011, respectively, were excluded.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $261 thousand and $479 thousand during the three and six months ended June 30, 2012, respectively, and $187 thousand and $351 thousand during the three and the six months ended June 30, 2011, respectively.

A summary of the stock option plan at June 30, 2012 and 2011 and changes during the periods ended on those dates are as follows:
	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1,	291,196	$21.58	498,174	$19.98
Forfeited	(6,454)	19.10	(10,704)	18.69
Expired	(26,346)	22.57	(11,010)	21.03
Exercised	(3,192)	12.56	(31,920)	9.71
Outstanding at June 30,	255,204	$21.53	444,540	$20.73

Exercisable at June 30,	235,138		400,321

There was no aggregate intrinsic value associated with options outstanding and exercisable as of June 30, 2012.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter ended June 30, 2012 and the exercise price, multiplied by the number of options outstanding).  The weighted average remaining contractual life is 1.9 years for exercisable options at June 30, 2012.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2012 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(In thousands)

Nonvested at January 1, 2012	201,799	$12.34	$2,296
Granted	96,255	12.17
Vested and exercised	(52,484)	11.20	$650
Forfeited	(12,416)	13.38
Nonvested at June 30, 2012	233,154	$12.47	$2,842

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2012 that will be recognized through 2017 is $2.3 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below (In thousands).

		Fair Value Measurements at
		June 30, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Treasuries	$10,000	$10,000	$-	$-
U. S. Government agencies	265,183	-	265,183	-
State and municipals	155,029	-	155,029	-
Corporate bonds	4,893	-	4,893	-
Collateralized mortgage obligations	6,437	-	6,437	-
Agency mortgage backed securities	132,272	-	132,272	-
Certificates of deposit	8,999	-	8,999	-
Other assets 1	2,818	2,818	-	-
Total assets at fair value	$585,631	$12,818	$572,813	$-

Cash flow hedge	$1,266	$-	$1,266	$-
Other liabilities 1	2,867	2,867	-	-
Total liabilities at fair value	$4,133	$2,867	$1,266	$-

1 Includes assets and liabilities associated with deferred compensation plans.

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

1 Includes assets and liabilities associated with deferred compensation plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the six months ended June 30, 2012 was not significant and there were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2012.

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

Loans: We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  As such, we record the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are included in the table below (In thousands).
		Fair Value Measurements at
		June 30, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$54,275	$-	$-	$54,275
Loans held for sale - mortgage	20,602	-	20,602	-
Foreclosed assets	7,014	-	-	7,014
Total assets at fair value	$81,891	$-	$20,602	$61,289

		Fair Value Measurements at
		December 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$52,756	$-	$-	$52,756
Loans held for sale - mortgage	42,027	-	42,027	-
Loans held for sale - other assets	213	-	-	213
Foreclosed assets	8,575	-	-	8,575
Total assets at fair value	$103,571	$-	$42,027	$61,544

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

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2012 and December 31, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments are as follows (In thousands):
	June 30, 2012
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$73,460	$73,460	$73,460	$-	$-
Investment securities	582,813	582,813	18,999	563,814	-
Mortgage loans held for sale	20,602	20,602	-	20,602	-
Loans, net	2,007,001	1,853,529	-	-	1,853,529
Accrued interest receivable	8,297	8,297	8,297	-	-

Liabilities
Deposits	$2,446,063	2,459,782	$-	$-	$2,459,782
Federal Home Loan Bank advances	55,000	59,172	-	-	59,172
Subordinated debt	32,991	32,933	-	-	32,933
Accrued interest payable	1,847	1,847	1,847	-	-

	December 31, 2011
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$99,970	$99,970	$99,970	$-	$-
Investment securities	477,964	477,964	8,999	468,965	-
Mortgage loans held for sale	42,027	42,027	-	42,027	-
Loans, net	1,998,842	1,839,635	-	-	1,839,635
Accrued interest receivable	8,908	8,908	8,908	-	-

Liabilities
Deposits	$2,395,600	$2,409,959	$-	$-	$2,409,959
Federal Home Loan Bank advances	60,000	64,395	-	-	64,395
Subordinated debt	32,991	32,930	-	-	32,930
Accrued interest payable	2,122	2,122	2,122	-	-

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Segment Information

We operate in three business segments, organized around the different products and services offered:

•	Commercial Banking
•	Mortgage Banking
•	Wealth Management

Commercial Banking includes commercial, business and retail banking.  This segment provides customers with products such as commercial loans, small business loans, real estate loans, business financing and consumer loans.  In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  Mortgage Banking engages primarily in the origination of residential mortgages for sale into the secondary market on a best-efforts basis.  Up until the disposition of our wholesale operations in December 2011, mortgage banking was also engaged in the acquisition of residential mortgages.  Wealth Management provides investment and financial advisory services to businesses and individuals, including financial planning, retirement planning, estate planning, trust and custody services, investment management, escrows, and retirement plans.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2012 and 2011 is as follows:

At and for the Three Months Ended June 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,384	$138	$-	$(342)	$-	$24,180
Provision for loan losses	1,400	-	-	-	-	1,400
Noninterest income	6,418	1,693	1,322	27	(1,263)	8,197
Noninterest expense	22,581	1,533	1,170	307	(1,263)	24,328
Provision for income taxes	1,856	89	46	(223)	-	1,768
Net income (loss)	$4,965	$209	$106	$(399)	$-	$4,881

Total Assets	$2,950,582	$20,915	$499	$460,078	$(452,208)	$2,979,866
Average Assets	$2,913,191	$16,403	$503	$458,529	$(451,235)	$2,937,391

At and for the Three Months Ended June 30, 2011
	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,154	$155	$-	$(266)	$-	$24,043
Provision for loan losses	3,150	-	-	-	-	3,150
Noninterest income	5,747	1,565	1,353	25	(1,169)	7,521
Noninterest expense	21,388	1,636	1,162	203	(1,169)	23,220
Provision for income taxes	1,248	25	57	(161)	-	1,169
Net income (loss)	$4,115	$59	$134	$(283)	$-	$4,025

Total Assets	$2,905,049	$21,019	$537	$462,668	$(453,832)	$2,935,441
Average Assets	$2,894,437	$14,775	$517	$461,782	$(453,166)	$2,918,346

At and for the Six Months Ended June 30, 2012
	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$48,381	$378	$-	$(684)	$-	$48,075
Provision for loan losses	2,250	-	-	-	-	2,250
Noninterest income	12,446	3,498	2,715	53	(2,493)	16,219
Noninterest expense	44,208	3,267	2,305	493	(2,493)	47,780
Provision for income taxes	3,980	183	123	(404)	-	3,882
Net income (loss)	$10,389	$426	$287	$(720)	$-	$10,382

Average Assets	$2,889,348	$20,695	$457	$456,669	$(449,663)	$2,917,506

At and for the Six Months Ended June 30, 2011
	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$48,033	$399	$-	$(527)	$-	$47,905
Provision for loan losses	7,650	-	-	-	-	7,650
Noninterest income	11,392	3,439	2,692	51	(2,383)	15,191
Noninterest expense	42,943	3,541	2,255	399	(2,383)	46,755
Provision for income taxes	1,893	88	131	(318)	-	1,794
Net income (loss)	$6,939	$209	$306	$(557)	$-	$6,897

Average Assets	$2,885,089	$19,701	$476	$463,038	$(453,988)	$2,914,316

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

Results of Operations

Our second quarter 2012 earnings were $4.9 million or $0.21 net income per diluted common share.  This represents a 47.7% increase over net income available to common shareholders of $3.3 million or $0.14 net income per diluted common share during the same quarter in the prior year.  Continuing improvements in asset quality, solid noninterest income growth and improved commercial lending activity in our new markets contributed to the growth in recurring earnings.

Our net income for the six month period ended June 30, 2012 was $10.4 million, or $0.45 net income per diluted common share. Those results compare to net income available to common shareholders of $5.7 million, or $0.25 net income per diluted common share during the same period in the prior year.  Improved net interest income driven by reduced funding costs and solid noninterest income growth contributed to the growth in recurring earnings.

Operating Segment Results

Revenue from the mortgage banking segment totaled $1.8 million for the second quarter of 2012, or down $432 thousand or 19.8% compared to $2.2 million for the first quarter of 2012 and up $221 thousand or 14.4% when compared to the same quarter in 2011.  The decrease is primarily volume driven and not margin related as loans sold in the second quarter of 2012 totaled $56.7 million or down $40.3 million or 41.5% from the $97 million sold during the first quarter of 2012.  The volume decrease in the second quarter is attributable to trailing activity that occurred early in the first quarter associated with the wholesale mortgage divestiture, which took place at the end of 2011.
Revenue from the mortgage banking segment totaled $3.9 million for the first six months of 2012, or up $340 thousand or 9.5% compared to $3.6 million for the first half of 2011.  The increase is attributable to higher fee realization on loans sold.

Retail banking fee income from the commercial banking segment remained stable at $3.8 million for the second quarter of 2012 and amounted to $7.6 million for the first six months of 2012, an increase of $210 thousand or 2.8% compared to $7.4 million for the first six months of 2011. This increase was attributable to a $176 thousand increase in interchange income and a $92 thousand in DDA analysis income, offset by a $30 thousand decrease in consumer and commercial NSF income.

Wealth management revenues from trust and brokerage fees for the second quarter of 2012 were $1.3 million or essentially flat on a sequential quarter basis and down $31 thousand or 2.3% when compared to the $1.4 million realized during the second quarter of 2011.  The year over year decrease is primarily due to lower fee realizations from brokerage fee income. Fiduciary assets remained flat amounting to $458.4 million at June 30, 2012, compared to $459.4 million at March 31, 2012.  Wealth management revenues from trust and brokerage fees for the first six months of 2012 were $2.7 million or flat compared to the first six months of 2011.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

The net interest margin was 3.84% for the second quarter of 2012, compared to 3.85% for the first quarter of 2012 and 3.83% for the second quarter of 2011. The average yield on earning assets for the current quarter decreased 7 basis points to 4.57% on a sequential basis as a result of contracting loan and investment yields.  A 5 basis point improvement in the cost of interest bearing liabilities was noted sequentially, moving from 0.94% during the first quarter of 2012 to 0.89% during the second quarter of 2012.  Investment yields and loan yields contracted 22 basis points and 2 basis points, respectively, on a sequential basis.  Investment yields continue to contract due to lower yields realized on the recent investment activity in the current low rate environment.  Loan yields continue to contract slightly due to re-pricing within the current portfolio and reduced yields on new production.  Higher earning assets contributed to a slight increase in net interest income on a tax-equivalent basis to $24.9 million for the second quarter of 2012, compared to $24.8 million for the second quarter last year and $24.6 in the first quarter of 2012.

Net interest income on a tax-equivalent basis amounted to $49.6 million for the first six months of 2012, which compares to $49.4 million for the same period in 2011.  The net interest margin was 3.84% for the first six months of 2012 and 2011. The average yield on earning assets for the first six months of 2012 decreased 23 basis points to 4.60% as compared to 4.83% for the first six months of 2011, which was more than offset by improvement in the cost of interest bearing liabilities, which contracted 26 basis points from 1.18% during the first six months of 2011 to 0.92% during the first six months of 2012. The re-pricing of interest bearing liabilities outpaced interest earning assets during the first six months as we experienced decreases in the cost of all deposit categories and a 31 basis point decrease in the cost of FHLB advances.  Loan yields contracted 16 basis points due to re-pricing within the current portfolio and lower yields realized on new production due to the protracted low rate environment.

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in thousands)
	For the Three Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,051,477	$25,931	5.08%	$2,077,768	$27,110	5.23%
Investment securities
Taxable	373,959	1,719	1.82%	258,042	1,824	2.80%
Tax exempt (1)	137,336	2,008	5.78%	145,174	2,149	5.86%
Total investments	511,295	3,727	2.88%	403,216	3,973	3.90%

Federal funds sold and deposits in banks	50,506	31	0.24%	120,151	64	0.21%
	561,801	3,758	2.64%	523,367	4,037	3.05%

Total earning assets	2,613,278	$29,689	4.57%	2,601,135	$31,147	4.80%

Total nonearning assets	324,113			317,211

Total assets	$2,937,391			$2,918,346

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$592,218	$396	0.27%	$568,142	$530	0.37%
Money market	414,588	501	0.49%	426,031	1,053	0.99%
Savings	310,126	249	0.32%	276,589	415	0.60%
Time deposits:
Less than $100,000	495,670	1,785	1.45%	539,493	2,282	1.70%
$100,000 and more	255,600	1,065	1.68%	265,441	1,253	1.89%
Total interest-bearing deposits	2,068,202	3,996	0.78%	2,075,696	5,533	1.07%

Federal funds purchased and securities sold under agreements to repurchase	862	6	2.95%	1,155	9	3.08%
Federal Home Loan Bank advances and other borrowings	55,000	409	2.94%	60,000	518	3.42%
Subordinated debt	32,991	343	4.11%	32,991	266	3.19%

	88,853	758	3.38%	94,146	793	3.33%

Total interest-bearing liabilities	2,157,055	4,754	0.89%	2,169,842	6,326	1.17%

Total noninterest-bearing liabilities	359,630			323,223

Total liabilities	2,516,685			2,493,065
Stockholders' equity	420,706			425,281

Total liabilities and stockholders' equity	$2,937,391			$2,918,346

Net interest income (tax equivalent)		$24,935			$24,821
Average interest rate spread			3.68%			3.63%
Interest expense as percentage of average earning assets			0.73%			0.98%
Net interest margin			3.84%			3.83%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in thousands)
	For the Six Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,053,153	$51,971	5.09%	$2,090,827	$54,413	5.25%
Investment securities
Taxable	348,165	3,329	1.89%	243,954	3,544	2.89%
Tax exempt (1)	138,100	4,008	5.74%	137,290	4,077	5.91%
Total investments	486,265	7,337	2.98%	381,244	7,621	3.98%

Federal funds sold and deposits in banks	54,914	65	0.23%	124,268	133	0.21%
	541,179	7,402	2.70%	505,512	7,754	3.05%

Total earning assets	2,594,332	$59,373	4.60%	2,596,339	$62,167	4.83%

Total nonearning assets	323,174			317,977

Total assets	$2,917,506			$2,914,316

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$588,618	$791	0.27%	$563,792	$1,064	0.38%
Money market	413,664	1,045	0.51%	423,133	2,094	1.00%
Savings	303,249	581	0.39%	272,743	883	0.65%
Time deposits:
Less than $100,000	501,733	3,682	1.48%	541,117	4,525	1.69%
$100,000 and more	257,482	2,174	1.70%	264,809	2,501	1.90%
Total interest-bearing deposits	2,064,746	8,273	0.81%	2,065,594	11,067	1.08%

Federal funds purchased and securities sold under agreements to repurchase	848	13	2.95%	1,099	16	2.90%
Federal Home Loan Bank advances and other borrowings	56,181	847	2.98%	69,945	1,158	3.29%
Subordinated debt	32,991	684	4.10%	32,991	528	3.18%

	90,020	1,544	3.39%	104,035	1,702	3.25%

Total interest-bearing liabilities	2,154,766	9,817	0.92%	2,169,629	12,769	1.18%

Total noninterest-bearing liabilities	343,888			318,187

Total liabilities	2,498,654			2,487,816
Stockholders' equity	418,852			426,500

Total liabilities and stockholders' equity	$2,917,506			$2,914,316

Net interest income (tax equivalent)		$49,556			$49,398
Average interest rate spread			3.68%			3.64%
Interest expense as percentage of average earning assets			0.76%			0.99%
Net interest margin			3.84%			3.84%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total noninterest income amounted to $8.2 million for the second quarter of 2012, up $114 thousand or 1.4% on a sequential basis compared to $8.1 million for the first quarter of 2012, and up $675 thousand or 9.0% compared to the same quarter last year. Other income increased $271 thousand sequentially due to increases in derivative loan swap fee income and pass through insurance and investment income.  The $675 thousand increase in operating noninterest income when compared to the same period in the prior year stemmed from an increase in mortgage banking-related fees of $221 thousand, decreased losses on foreclosed assets of $147 thousand and an increase in other operating income of $455 thousand, which consisted primarily of increased derivative loan swap fee income and pass through insurance and investment income.  These year over year increases were muted somewhat by a $204 thousand increase in losses on mortgage indemnifications and repurchases.

Total non-interest income amounted to $16.2 million for the first six months of 2012, or up $1.0 million or 6.8% compared to the same period in the prior year. Strong performance from our retail and mortgage banking lines contributed $550 thousand of the increase, paired with increases in Other operating income of $236 thousand for loan swap fee income and $172 thousand in pass-through income.

Noninterest Expense

The efficiency ratio was 71.72% for the second quarter of 2012, compared to 69.77% for the first quarter of 2012 and 69.75% for the same quarter in 2011.  The sequential quarter increase in the efficiency ratio reflects an $824 thousand one-time charge associated with severance costs incurred as part of phase one of our cost save initiative.  The efficiency ratio normalized for this one-time charge was 69.25% for the second quarter.  The full benefit from phase one of the efficiency initiative will begin to be realized during the remaining two quarters of 2012.

The quarter increase in noninterest expense for both periods was driven primarily by the $824 thousand one-time severance charge described above.  Compensation and benefits, including the severance charges, were up $709 thousand over the previous quarter, reflecting some reduced costs associated with staff reductions occurring during the first quarter. During the first six months of 2012, FTE’s were reduced by 39, which does not include the FTE’s eliminated during phase one of our cost initiative.  Marketing expenses increased $130 thousand sequentially and were associated with the grand opening of our new Preston Avenue location in Charlottesville and various branding initiatives.  Professional fees increased $202 thousand sequentially and were associated primarily with consulting services related to CEO succession planning, phase two of our efficiency initiative and strategic training initiatives.

The efficiency ratio was 70.75% for the first six months in 2012, compared to 70.59% for the same period in 2011. The stability in the efficiency ratio reflects an increase in revenues offset by an increase in noninterest expense. Noninterest expense for the first six months of 2012 amounted to $47.8 million, or up $1.0 million or 2.2% when compared to $46.8 million for the same period in the prior year. The increase was driven primarily by the $824 thousand one-time severance charges described above.  In addition, professional fees increased $334 thousand, primarily associated with consulting services related to CEO succession planning, phase two of our efficiency initiative and strategic training opportunities.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income tax expense for the second quarter of 2012 was $1.8 million, resulting in an effective tax rate of 26.6%, compared to an income tax expense of $1.2 million for the second quarter of 2011, or an effective rate of 22.5%.  For the six month period ended June 30, 2012, income tax expense was $3.9 million, or an effective rate of 27.2% compared to $1.8 million, or an effective rate of 20.6% for the same period in 2011. The volatility in the effective tax rate on a six month comparative basis is a result of elevated provisioning levels in the prior year that reduced pretax earnings to a level proportionately smaller in relation to permanent tax differences. As pretax results fluctuate, substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  Our effective tax rate for the first six months of 2012 represents our anticipated effective rate for the remainder of 2012.

Asset Quality

Non-performing assets totaled $42.5 million at June 30, 2012, down $2.0 million or 4.6% sequentially from $44.5 million at March 31, 2012 and down $4.8 million or 10.1% compared to $47.3 million at June 30, 2011.  The ratio of non-performing assets as a percentage of total assets decreased to 1.43% as of June 30, 2012, compared to 1.52% as of March 31, 2012 and 1.61% at June 30, 2011.

Net charge-offs for the second quarter of 2012 totaled $2.9 million, up $1.1 million or 57.6% compared to the $1.8 million for the first quarter of 2012 and down $2.1 million or 41.8% when compared to $4.9 million for the second quarter of 2011.  Annualized net charge-offs as a percentage of average loans receivable amounted to 0.56% for the second quarter of 2012, up from 0.35% for the first quarter of 2012 and down from 0.95% for the second quarter of 2011.

Foreclosed assets totaled $7.0 million at June 30, 2012, up $178 thousand or 2.6% compared to $6.8 million at March 31, 2012 and down $2.1 million or 23.3% compared to $9.1 million at June 30, 2011. Past due and matured loans between 30 and 89 days totaled $31.0 million at June 30, 2012, down $1.7 million or 5.1% compared to $32.7 million at March 31, 2012.

Included in the loan portfolio at June 30, 2012, are loans classified as troubled debt restructurings (“TDRs”) totaling $29.8 million or 1.5% of total loans.  TDRs were reduced sequentially by 14.4% or $5.0 million as compared to $34.8 million at March 31, 2012. At June 30, 2012, $24.8 million or 83.3% of total TDRs were performing under the modified terms.

We recorded a provision for loan losses of $1.4 million for the second quarter of 2012, an increase of $550 thousand compared to the $850 thousand million recognized for the first quarter of 2012 and a decrease of $1.8 million compared to the second quarter of 2011.  The decreased provisioning in the first two quarters of 2012 is reflective of the continued improvement in underlying credit quality metrics used in measuring the risk inherent in the loan portfolio.  The allowance as a percentage of non-performing loans increased to 85.0% at June 30, 2012, from 83.9% at March 31, 2012. The second quarter 2012 provision compares to net charge-offs of $2.9 million, resulting in an allowance for loan losses of $30.1 million at June 30, 2012, a decrease of $1.5 million when compared to $31.6 million at March 31, 2012. The allowance as a percentage of total loans was 1.48% at June 30, 2012, compared to 1.55% at March 31, 2012.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our nonaccrual loans are composed of the following (in thousands):

	June 30, 2012
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$200,811	$7,603	3.79%
Commercial real estate	876,693	13,817	1.58%
Consumer real estate	743,061	13,359	1.80%
Commercial and industrial loans (except those secured by real estate)	192,369	644	0.33%
Consumer and other	24,232	59	0.24%
Total loans	$2,037,166	$35,482	1.74%

The following table provides information on asset quality statistics for the periods presented (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Non-accrual loans	$30,511	$30,985	$29,759
Troubled debt restructurings - non-accrual status	4,971	8,189	8,355
Foreclosed assets	7,014	8,575	9,149
Total non-performing assets	$42,496	$47,749	$47,263
Nonperforming assets to total assets	1.43%	1.64%	1.61%
Nonperforming assets to loans and foreclosed property	2.08%	2.34%	2.29%
Allowance for loan losses as a percentage of loans receivable	1.48%	1.60%	1.74%
Allowance for loan losses as a percentage of nonperforming loans	84.95%	83.19%	93.76%
Annualized net charge-offs as a percentage of average loans receivable	0.56%	0.86%	0.95%

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

Our primary source of additional capital is earnings retention, which represents net income less dividends declared.  We paid $2.8 million in common dividends during the six month period ended June 30, 2012.  These dividends combined with net income of $10.4 million resulted in an increase to retained earnings of $7.6 million during the period.  Future dividends will be dependent upon our ability to generate earnings in future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require our banking subsidiary and us to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  The most recent notification from the Federal Reserve Bank of Richmond categorized our subsidiary bank and us as “well capitalized” under FIDICIA.  There are no conditions or events that we believe have changed our subsidiary bank’s or our well capitalized position.

The following table includes information with respect to our risk-based capital and equity levels as of June 30, 2012 (in thousands):

	Consolidated	Bank
Tier 1 capital	$330,877	$317,764
Tier 2 capital	26,681	26,603
Total risk-based capital	357,558	344,367
Total risk-weighted assets	2,130,679	2,124,369
Average adjusted total assets	2,821,997	2,814,935
Capital ratios:
Tier 1 risk-based capital ratio	15.53%	14.96%
Total risk-based capital ratio	16.78%	16.21%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.72%	11.29%
Equity to assets ratio	10.60%	14.95%
Tangible common equity to assets ratio	10.60%	11.41%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our  bank subsidiary has available a $238.8 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of our parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and credit administration functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary and availability on the equity market as deemed necessary.  As of June 30, 2012 there was $3.0 million in unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval.

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

Effects of Inflation

The effect of changing prices on financial institutions is typically different from other industries as our assets and liabilities are monetary in nature. Interest rates and thus our asset liability management are impacted by changes in inflation, but there is not a direct correlation between the two measures. Management monitors the impact of inflation on the financial markets.

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

Based on management’s interpretations of related authoritative accounting guidance, management has determined that other-than-temporary impairment on equity securities exists and should be recorded if the fair value of an equity security represents (1) less than 70% of the carrying value of a security regardless of loss period, or (2) if the loss period has been more than 18 months regardless of the fair value’s relationship to carrying value.  If either of these conditions does not exist, but management becomes aware of possible impairment outside of this scope, management will conduct additional research to determine if market price recoveries can reasonably be expected to occur within an acceptable forecast period.  For purposes of this analysis, a near term recovery period has been defined as 3-6 months.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually and are evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. Our annual impairment date is October 1. During the nine months following completion of our most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, management determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.

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

Deferred Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of June 30, 2012, as management has not taken any tax positions that it deems to be considered uncertain.

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

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:

	For the three months ended
	June 30, 2012	March 31, 2012	June 30, 2011
Noninterest expense	$24,328	$23,557	$23,220
Less:
Foreclosed asset expense	-	104	-
Amortization of intangible assets	413	413	413
Adjusted noninterest expense	$23,915	$23,040	$22,807

Net interest income (tax equivalent)	$24,935	$24,622	$24,821
Noninterest income	8,197	8,125	7,521
Less:
Gains on sale of securities available for sale	7	73	11
Losses / impairments on foreclosed assets	(219)	(348)	(366)
Net revenues	$33,344	$33,022	$32,697

Efficiency ratio	71.72%	69.77%	69.75%

	For the six months ended
	June 30, 2012	June 30, 2011
Noninterest expense	$47,780	$46,755
Less:
Amortization of intangible assets	825	825
Adjusted noninterest expense	$46,955	$45,930

Net interest income (tax equivalent)	$49,556	$49,398
Noninterest income	16,219	15,191
Less:
Gains on sale of securities available for sale	79	21
Losses / impairments on foreclosed assets	(670)	(495)
Net revenues	$66,366	$65,063

Efficiency ratio	70.75%	70.59%

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

	Consolidated	Bank
Total stockholders' equity	$422,034	$444,458
Less:
Core deposit intangibles, net	4,186	4,186
Goodwill	113,652	113,652
Net other intangibles	984	984
Tangible common equity	$303,212	$325,636

Total assets	$2,979,866	$2,971,995
Core deposit intangibles, net	4,186	4,186
Goodwill	113,652	113,652
Net other intangibles	984	984
Tangible assets	$2,861,044	$2,853,173

Tangible common equity to assets ratio	10.60%	11.41%

The report also refers to operating noninterest income, which is computed by subtracting gains on securities available for sale and gains (losses) on sale of premises and equipment from noninterest income.  Operating noninterest income is not a recognized reporting measure under USGAAP.  Management believes it provides investors with important information about core business earnings by removing the income from nonoperational items.  The table below presents a reconciliation of this non-USGAAP measure.

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Noninterest income	$8,197	$7,521	$16,219	$15,191
Less:
Gains on securities available for sale	7	11	79	21
Gains (losses) on sale of premises and equipment	8	3	(7)	3
Operating earnings	$8,182	$7,507	$16,147	$15,167

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, we review and change internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS:

       (a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended June 30, 2012 and 2011 and six months ended June 30 2012 and 2011; (ii) Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (iii) Consolidated Statement of Other Comprehensive Income for the three months ended June 30, 2012 and 2011 and six months ended June 30 2012 and 2011; (iv) Consolidated Statement of Changes in Equity for the three months ended June 30, 2012 and 2011and the six months ended June 30, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 9, 2012

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 9, 2012