Form 10-Q
period 2012-09-30
StellarOne CORP
filed 2012-11-08
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of November 5, 2012 there were 23,104,397 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$45,004	$40,931
Federal funds sold	52	21,117
Interest-bearing deposits in banks	9,801	37,922
Cash and cash equivalents	54,857	99,970
Investment securities available for sale, at fair value	557,138	477,964
Mortgage loans held for sale	26,006	42,027
Loans receivable, net of allowance for loan losses, 2012, $29,860; 2011, $32,588	2,025,048	1,998,842
Premises and equipment, net	72,195	74,602
Accrued interest receivable	9,373	8,908
Core deposit intangibles, net	3,773	5,011
Goodwill	113,652	113,652
Bank owned life insurance	43,736	42,413
Foreclosed assets	7,907	8,575
Other assets	46,161	45,964
Total assets	$2,959,846	$2,917,928

Liabilities
Deposits:
Noninterest-bearing	$349,099	$310,756
Interest-bearing	2,072,636	2,084,844
Total deposits	2,421,735	2,395,600
Federal Home Loan Bank advances	55,000	60,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,792	2,122
Deferred income tax liability	4,012	2,654
Other liabilities	16,239	10,388
Total liabilities	2,531,769	2,503,755

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock; $1 par value; 35,000,000 shares authorized; 2012: 22,881,857 shares issued and outstanding; 2011: 22,819,000 shares issued and outstanding.	22,882	22,819
Additional paid-in capital	271,537	271,080
Retained earnings	122,726	110,940
Accumulated other comprehensive income	10,932	9,334
Total stockholders' equity	428,077	414,173
Total liabilities and stockholders' equity	$2,959,846	$2,917,928

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
	Three Months Ended
	September 30,
	2012	2011
Interest Income
Loans, including fees	$25,812	$27,018
Federal funds sold and deposits in other banks	24	78
Investment securities:
Taxable	1,725	1,829
Tax-exempt	1,282	1,469
Total interest income	28,843	30,394

Interest Expense
Deposits	3,779	5,357
Federal funds purchased and securities sold under agreements to repurchase	8	8
Federal Home Loan Bank advances	413	523
Subordinated debt	344	2 63
Total interest expense	4,544	6,151
Net interest income	24,299	24,243
Provision for loan losses	1,900	3,300
Net interest income after provision for loan losses	22,399	20,943

Noninterest Income
Retail banking fees	3,844	4,019
Commissions and fees from fiduciary activities	901	821
Brokerage fee income	389	374
Mortgage banking-related fees	2,335	1,967
(Losses) gains on mortgage indemnifications and repurchases	(28)	31
Gains (losses) on sale of premises and equipment	17	(9)
Gains on sale of securities available for sale	9	41
Losses on sale / impairments of foreclosed assets	(381)	(311)
Income from bank owned life insurance	445	327
Other operating income	1,176	516
Total noninterest income	8,707	7,776
Noninterest Expense
Compensation and employee benefits	12,772	12,527
Net occupancy	2,223	2,104
Equipment	1,885	2,018
Amortization of intangible assets	413	413
Marketing	376	153
State franchise taxes	564	596
FDIC insurance	490	590
Data processing	765	729
Professional fees	587	641
Telecommunications	420	406
Other operating expenses	3,099	3,081
Total noninterest expense	23,594	23,258

Income before income taxes	7,512	5,461
Income tax expense	1,952	1,242
Net income	$5,560	$4,219
Dividends and accretion on preferred stock	-	(296)
Net income available to common shareholders	$5,560	$3,923

Basic net income per common share available to common shareholders	$0.24	$0.17
Diluted net income per common share available to common shareholders	$0.24	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
	Nine Months Ended
	September 30,
	2012	2011
Interest Income
Loans, including fees	$77,705	$81,365
Federal funds sold and deposits in other banks	90	211
Investment securities:
Taxable	5,054	5,373
Tax-exempt	3,886	4,119
Total interest income	86,735	91,068

Interest Expense
Deposits	12,053	16,424
Federal funds purchased and securities sold under agreements to repurchase	20	24
Federal Home Loan Bank advances	1,260	1,681
Subordinated debt	1,028	790
Total interest expense	14,361	18,919
Net interest income	72,374	72,149
Provision for loan losses	4,150	10,950
Net interest income after provision for loan losses	68,224	61,199

Noninterest Income
Retail banking fees	11,450	11,415
Commissions and fees from fiduciary activities	2,702	2,572
Brokerage fee income	1,254	1,315
Mortgage banking-related fees	6,272	5,563
Losses on mortgage indemnifications and repurchases	(584)	(232)
Gains (losses) on sale of premises and equipment	10	(6)
Gains on sale of securities available for sale	88	62
Losses on sale / impairments on foreclosed assets	(1,051)	(981)
Income from bank owned life insurance	1,323	969
Other operating income	3,462	2,115
Total noninterest income	24,926	22,792
Noninterest Expense
Compensation and employee benefits	38,728	37,186
Net occupancy	6,382	6,154
Equipment	6,255	6,202
Amortization of intangible assets	1,238	1,238
Marketing	1,004	737
State franchise taxes	1,691	1,788
FDIC insurance	1,673	2,108
Data processing	2,142	2,029
Professional fees	2,152	1,873
Telecommunications	1,256	1,221
Other operating expenses	8,854	9,303
Total noninterest expense	71,375	69,839

Income before income taxes	21,775	14,152
Income tax expense	5,833	3,036
Net income	$15,942	$11,116
Dividends and accretion on preferred stock	-	(1,482)
Net income available to common shareholders	$15,942	$9,634

Basic net income per common share available to common shareholders	$0.69	$0.42
Diluted net income per common share available to common shareholders	$0.69	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(In thousands)

	Three months ended September 30,
	2012		2011
Net income		$5,560		$4,219
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax 2012: $975, 2011: $2,004)	$1,810		$3,720
Reclassification adjustment (net of tax 2012: $3, 2011: $15)	(6)		(26)
Change in post retirement liability	-		-
Change in cash flow hedge (net of tax 2012: $99, 2011: $62)	(184)		(116)
Other comprehensive income		1,620		3,578
Total comprehensive income		$7,180		$7,797

	Nine months ended September 30,
	2012		2011
Net income		$15,942		$11,116
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period (net of tax 2012: $1,150, 2011: $3,209)	$2,137		$5,960
Reclassification adjustment (net of tax 2012: $31, 2011: $22)	(57)		(40)
Change in post retirement liability (net of tax 2012: $1, 2011: $42)	2		78
Change in cash flow hedge (net of tax 2012: $261, 2011: $188)	(484)		(349)
Other comprehensive income		1,598		5,649
Total comprehensive income		$17,540		$16,765

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
					Accumulated
					Other
			Additional		Compre-
	Preferred	Common	Paid-In	Retained	hensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2011	$28,763	$22,748	$270,047	$101,188	$3,691	$426,437
Net income	-	-	-	11,116	-	11,116
Other comprehensive income	-	-	-	-	5,649	5,649
Cash dividends paid or accrued:						-
Common ($0.12 per share)	-	-	-	(2,757)	-	(2,757)
Preferred cumulative 5%	-	-	-	(947)	-	(947)
Accretion of preferred stock discount	250	-	-	(250)	-	-
Partial repurchase of preferred stock issued to U.S. Treasury and associated accelerated accretion	(7,215)			(285)		(7,500)
Stock-based compensation expense (35,954 shares)	-	36	521	-	-	557
Exercise of stock options (31,920 shares)	-	32	278	-	-	310
Balance, September 30, 2011	$21,798	$22,816	$270,846	$108,065	$9,340	$432,865

Balance, January 1, 2012	$-	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	-	-	-	15,942	-	15,942
Other comprehensive income	-	-	-	-	1,598	1,598
Common dividends paid ($0.18 per share)	-	-	-	(4,156)	-	(4,156)
Stock-based compensation expense (59,665 shares)	-	60	668	-	-	728
Exercise of stock options (3,192 shares)	-	3	(211)	-	-	(208)
Balance, September 30, 2012	$-	$22,882	$271,537	$122,726	$10,932	$428,077

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$15,942	$11,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,774	4,926
Amortization of intangible assets	1,238	1,238
Provision for loan losses	4,150	10,950
Deferred tax expense	508	472
Stock-based compensation expense	728	557
Losses on sale / impairments of foreclosed assets	1,051	981
Losses on mortgage indemnifications and repurchases	584	232
(Gains) losses on sale of premises and equipment	(10)	6
Gains on sale of securities available for sale	(88)	(62)
Mortgage banking-related fees	(6,272)	(5,563)
Proceeds from sale of mortgage loans	226,848	299,509
Origination of mortgage loans for sale	(204,555)	(276,256)
Amortization of securities premiums and accretion of discounts, net	1,388	1,044
Income on bank owned life insurance	(1,323)	(969)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(465)	182
Decrease in other assets	1,353	5,869
Decrease in accrued interest payable	(330)	(191)
Increase in other liabilities	4,228	1,856
Net cash provided by operating activities	$49,749	$55,897

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$107,498	$104,026
Proceeds from sales of securities available for sale	-	2,584
Purchase of securities available for sale	(184,772)	(198,041)
Net (increase) decrease in loans	(34,211)	53,011
Proceeds from sale of premises and equipment	1,141	12
Purchase of premises and equipment	(5,082)	(2,347)
Proceeds from sale of foreclosed assets	3,793	6,567
Net cash used by investing activities	$(111,633)	$(34,188)

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$82,769	$39,613
Net decrease in certificates of deposit	(56,634)	(7,727)
Principal payments on Federal Home Loan Bank advances	(5,000)	(25,000)
Exercise of stock options	(208)	310
Partial repurchase of preferred stock issued to the U.S. Treasury	-	(7,500)
Cash dividends paid	(4,156)	(3,704)
Net cash provided (used) by financing activities	$16,771	$(4,008)

(Decrease) increase in cash and cash equivalents	$(45,113)	$17,701

Cash and Cash Equivalents
Beginning	99,970	139,886
Ending	$54,857	$157,587

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$18,275	$23,284
Cash paid for income taxes	$3,796	$2,000

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$4,245	$5,604

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“we”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with our subordinated debt issues and are not subject to consolidation.  The consolidated statements include our accounts and those of our wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.  The statements should be read in conjunction with the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2.	Investment Securities

A summary of the amortized cost and fair value of securities with gross unrealized gains and losses is presented below (In thousands).

	September 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U. S. Government agencies	$250,180	$1,996	$-	$252,176	$151,155	$1,370	$(58)	$152,467
State and municipals	140,547	12,617	-	153,164	148,933	10,582	-	159,515
Corporate bonds	4,822	51	-	4,873	4,478	140	-	4,618
Collateralized mortgage obligations	5,688	226	-	5,914	7,251	221	-	7,472
Mortgage backed securities	124,885	6,127	-	131,012	139,330	5,563	-	144,893
Other investments	9,999	-	-	9,999	8,999	-	-	8,999
Total	$536,121	$21,017	$-	$557,138	$460,146	$17,876	$(58)	$477,964

Other investments consist of Certificates of Deposit and investments in Small Business Administration loan funds.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $154.4 million and $157.4 million at September 30, 2012 and December 31, 2011, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Proceeds from sales/calls	$5,205	$12,662	$20,650	$37,612
Gross realized gains	9	41	88	62

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.  As of September 30, 2012, there were no available for sale securities with unrealized losses.

The amortized cost and fair value of securities available for sale at September 30, 2012 are presented below by contractual maturity (In thousands):

	Amortized Cost	Fair Value
Due in one year or less	$45,447	$45,824
Due after one year through five years	252,604	255,681
Due after five years through ten years	88,731	94,461
Due after ten years	148,339	160,172
Equity securities	1,000	1,000
Total	$536,121	$557,138

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments

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

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The cash flow hedge was fully effective at September 30, 2012 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  At September 30, 2012, the cash flow hedge had a fair value of $1.5 million and is recorded in Other Liabilities. We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $65.7 million as of September 30, 2012.

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

Our loan portfolio is composed of the following (In thousands):

	September 30,	December 31,
	2012	2011
Construction and land development:
Residential	$52,257	$49,995
Commercial	136,611	164,672
Total construction and land development	188,868	214,667
Commercial real estate:
Commercial real estate - owner occupied	291,442	317,976
Commercial real estate - non-owner occupied	510,319	417,658
Farmland	11,314	15,756
Multifamily, nonresidential and junior liens	100,249	93,470
Total commercial real estate	913,324	844,860
Consumer real estate:
Home equity lines	253,446	263,035
Secured by 1-4 family residential, secured by first deeds of trust	448,759	450,667
Secured by 1-4 family residential, secured by second deeds of trust	36,259	42,534
Total consumer real estate	738,464	756,236
Commercial and industrial loans (except those secured by real estate)	185,041	189,887
Consumer and other:
Consumer installment loans	25,595	20,216
Deposit overdrafts	2,194	3,526
All other loans	1,613	1,739
Total consumer and other	29,402	25,481
Total loans	2,055,099	2,031,131
Deferred loan costs	(191)	299
Allowance for loan losses	(29,860)	(32,588)
Net loans	$2,025,048	$1,998,842

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012 and December 31, 2011, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $627.7 million and $642.6 million, respectively.

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

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (In thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Construction and land development	$9,408	$8,324	$-	$-
Commercial real estate	11,404	15,055	-	1,416
Consumer real estate	13,712	14,629	-	-
Commercial and industrial loans (except those secured by real estate)	625	1,141	-	96
Consumer and other	23	25	2	4
Total	$35,172	$39,174	$2	$1,516

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $422 thousand and $654 thousand for the three months ended September 30, 2012 and 2011, respectively and $1.3 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the aging of the recorded investment in past due loans by portfolio segment (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
September 30, 2012
Construction and land development	$2,471	$2,581	$-	$9,408	$14,460	$174,408	$188,868
Commercial real estate	8,265	5,202	-	11,404	24,871	888,453	913,324
Consumer real estate	10,040	5,503	-	13,712	29,255	709,209	738,464
Commercial and industrial loans (except those secured by real estate)	1,171	589	-	625	2,385	182,656	185,041
Consumer and other	202	40	2	23	267	29,135	29,402
Total loans	$22,149	$13,915	$2	$35,172	$71,238	$1,983,861	$2,055,099

December 31, 2011
Construction and land development	$7,268	$397	$-	$8,324	$15,989	$198,678	$214,667
Commercial real estate	5,125	2,856	1,416	15,055	24,452	820,408	844,860
Consumer real estate	14,818	2,661	-	14,629	32,108	724,128	756,236
Commercial and industrial loans (except those secured by real estate)	714	264	96	1,141	2,215	187,672	189,887
Consumer and other	297	59	4	25	385	25,096	25,481
Total loans	$28,222	$6,237	$1,516	$39,174	$75,149	$1,955,982	$2,031,131

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We conduct an analysis of the loan portfolio on a regular basis.  This analysis is used in assessing the sufficiency of the allowance for loan losses (“ALLL”) and in the determination of the necessary provision for loan losses.  The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan balances are charged off against the allowance when management believes a loan balance is confirmed uncollectable.  Subsequent recoveries, if any, are credited to the allowance.

The analysis of the loan portfolio generally begins with the identification of potential problem loans to be reviewed on an individual basis for impairment.  When a commercial or commercial real estate loan of $500,000 or more has been identified as impaired, our policy requires a new appraisal (to include a liquidation value) unless our in-house Chief Appraiser reviews the existing appraisal (generally less than twelve months old) and determines that it may be used with appropriate market and/or liquidation adjustments as determined by him on a case by case basis.  If a new appraisal is not required, the existing appraisal is used in order to estimate the fair value of the collateral, as validated by our in-house appraisal group.  Our in-house Chief Appraiser’s review of such appraisals is documented and retained as part of the quarterly ALLL process.  New appraisals are generally available within a one-quarter lag and are also reviewed by the Chief Appraiser to ensure appropriateness and reasonableness of the methods and assumptions used by the external third-party appraiser.  Typically, charge-offs are recognized when the loss is probable and estimable, which is typically in the same quarter as the foreclosure or disposition of the underlying collateral.  Prior to being charged-off, a specific reserve may be established based on our calculation of the loss embedded in the individual loan.  Due to the processes described above, we do not experience significant timing differences between the identification of losses on impaired loans and recordation.

In addition to specific reserves on impaired loans, we have a nine point grading system, which we apply to each non-homogeneous loan in the portfolio to reflect the risk characteristic of the loan.  The loans identified and measured for impairment are segregated from risk-rated loans within the portfolio.  The remaining loans are then grouped by loan type and, in the case of commercial and construction loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations.

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

The loan portfolio analysis also consists of appraisal updates on non-impaired loans.  Existing appraisals may be validated or new appraisals ordered as loans are renewed or refinanced, depending on the individual circumstances surrounding each loan.  Our in-house Chief Appraiser reviews new appraisals on non-impaired loans and documents the review.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses by portfolio segment is as follows (In thousands):

	Three Months Ended September 30, 2012
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, July 1, 2012	$7,954	$9,056	$10,522	$2,526	$84	$30,142
Provision for loan losses	21	2,655	(485)	(305)	14	1,900
Loans charged off	(300)	(1,528)	(643)	(181)	(81)	(2,733)
Recoveries	66	83	273	61	68	551
Net charge-offs	(234)	(1,445)	(370)	(120)	(13)	(2,182)
Balance, September 30, 2012	$7,741	$10,266	$9,667	$2,101	$85	$29,860

	Three Months Ended September 30, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, July 1, 2011	$9,876	$8,433	$10,957	$6,244	$226	$35,736
Provisions for loan losses	52	1,457	1,412	545	(166)	3,300
Loans charged off	(1,075)	(768)	(1,495)	(673)	(74)	(4,085)
Recoveries	33	11	72	87	114	317
Net (charge-offs) recoveries	(1,042)	(757)	(1,423)	(586)	40	(3,768)
Balance, September 30, 2011	$8,886	$9,133	$10,946	$6,203	$100	$35,268

	Nine Months Ended September 30, 2012
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, January 1, 2012	$9,856	$8,565	$10,019	$4,059	$89	$32,588
Provision for loan losses	(599)	4,674	1,932	(1,771)	(86)	4,150
Loans charged off	(1,598)	(3,285)	(2,811)	(666)	(168)	(8,528)
Recoveries	82	312	527	479	250	1,650
Net (charge-offs) recoveries	(1,516)	(2,973)	(2,284)	(187)	82	(6,878)
Balance, September 30, 2012	$7,741	$10,266	$9,667	$2,101	$85	$29,860

	Nine Months Ended September 30, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	2,254	3,249	3,637	1,950	(140)	10,950
Loans charged off	(4,933)	(2,408)	(3,730)	(3,503)	(309)	(14,883)
Recoveries	528	81	175	368	400	1,552
Net (charge-offs) recoveries	(4,405)	(2,327)	(3,555)	(3,135)	91	(13,331)
Balance, September 30, 2011	$8,886	$9,133	$10,946	$6,203	$100	$35,268

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method were as follows (In thousands):

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Loans
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$3,857	$2,561	$424	$-	$-	$6,842
Collectively evaluated for impairment	3,883	7,705	9,244	2,100	86	23,018
Total ending allowance	$7,740	$10,266	$9,668	$2,100	$86	$29,860

Loans:
Individually evaluated for impairment	$13,577	$24,092	$6,049	$-	$-	$43,718
Collectively evaluated for impairment	175,291	889,232	732,415	185,041	29,402	2,011,381
Total loans	$188,868	$913,324	$738,464	$185,041	$29,402	$2,055,099

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$4,071	$1,088	$562	$-	$-	$5,721
Collectively evaluated for impairment	5,785	7,477	9,457	4,059	89	26,867
Total ending allowance	$9,856	$8,565	$10,019	$4,059	$89	$32,588

Loans:
Individually evaluated for impairment	$15,218	$13,730	$5,325	$-	$-	$34,273
Collectively evaluated for impairment	199,449	831,130	750,911	189,887	25,481	1,996,858
Total loans	$214,667	$844,860	$756,236	$189,887	$25,481	$2,031,131

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

Impaired loans totaled $53.2 million and $52.8 million at September 30, 2012 and December 31, 2011, respectively.  December 31, 2011 impaired loans were previously reported in the 2011 10-K as $66.3 million, due to improperly including performing TDRs that had been removed from impaired status.  The following table reflects previously reported and corrected balances for the respective periods (In thousands):

December 31,
2011
As reported in 2011 Form 10-K	$66,324
Performing TDRs removed from impaired status	13,516
Corrected total impaired loans	$52,808

Included in these balances were $27.0 million and $38.7 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is accruing, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered non-accrual will be classified as nonperforming, but are able to be reclassified as performing if subsequent to restructure, they experience consecutive six months of payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

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

The following table provides information on performing and nonperforming TDRs for the periods presented (In thousands):
	September 30,	December 31,
	2012	2011
Performing restructurings:
Construction and land development	$7,523	$9,946
Commercial real estate	6,416	5,029
Consumer real estate	10,451	15,556
Total performing restructurings	$24,390	$30,531

Nonperforming restructurings:
Construction and land development	$142	$-
Commercial real estate	122	2,832
Consumer real estate	2,364	5,357
Total nonperforming restructurings	$2,628	$8,189

Total restructurings	$27,018	$38,720

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at September 30, 2012 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about TDRs identified during the specified periods and those loans identified as TDRs within the prior 12 month timeframe that subsequently defaulted.  Defaults are those TDRs that went greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs (In thousands, except number of contracts):

	Modifications for the three months ended,
	September 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	$534	$534
Total Troubled Debt Restructurings	1	$534	$534

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$142
Commercial real estate	2	62
Consumer real estate	12	2,026
Total Troubled Debt Restructurings	15	$2,230

	Modifications for the three months ended,
	September 30, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	6	$6,020	$6,020
Consumer real estate	10	2,628	2,643
Total Troubled Debt Restructurings	16	$8,648	$8,663

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	5	$821
Total Troubled Debt Restructurings	5	$821

	Modifications for the nine months ended,
	September 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2,201	$2,201
Commercial real estate	2	1,400	1,400
Consumer real estate	2	986	1,275
Total Troubled Debt Restructurings	5	$4,587	$4,876

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$142
Commercial real estate-	2	62
Consumer real estate	12	2,026
Total Troubled Debt Restructurings	15	$2,230

	Modifications for the nine months ended,
	September 30, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	10	$6,728	$6,736
Commercial real estate	3	1,770	1,770
Consumer real estate	44	7,259	7,353
Commercial and industrial loans (except those secured by real estate)	1	-	-
Total Troubled Debt Restructurings	58	$15,757	$15,859

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	5	$821
Total Troubled Debt Restructurings	5	$821

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on TDRs (In thousands):

	Three Months Ended September 30
	Interest income recognized	Cash-basis interest income
2012
Construction and land development	$95	$83
Commercial real estate	251	251
Consumer real estate	51	49
Total	$397	$383

2011
Construction and land development	$41	$36
Commercial real estate	71	49
Consumer real estate	25	21
Commercial and industrial loans (except those secured by real estate)	10	9
Total	$147	$115

	Nine Months Ended September 30
	Interest income recognized	Cash-basis interest income recognized
2012
Construction and land development	$310	$324
Commercial real estate	382	396
Consumer real estate	178	167
Total	$870	$887

2011
Construction and land development	$135	$140
Commercial real estate	231	221
Consumer real estate	78	73
Commercial and industrial loans (except those secured by real estate)	47	54
Total	$491	$488

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans.  Of the $53.2 million of impaired loans at September 30, 2012, $9.5 million, consisting solely of TDRs, was collectively evaluated for impairment and $43.7 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $17.6 million of commercial TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
September 30, 2012
Loans without a specific valuation allowance:
Construction and land development	$3,129	$3,191	$-	$3,402
Commercial real estate	7,383	7,453	-	7,782
Consumer real estate	3,387	4,942	-	3,290
Loans with a specific valuation allowance:
Construction and land development	10,448	12,490	3,857	10,365
Commercial real estate	16,709	17,257	2,561	11,874
Consumer real estate	2,662	2,662	424	2,945
Total	$43,718	$47,995	$6,842	$39,658

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

Loans not rated are either commercial loans less than $25 thousand, consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In thousands):

		Risk Grade
	Not Graded	1 - 3	4	5	6	7	8
September 30, 2012
Construction and land development	$44,518	$1,467	$55,955	$51,624	$3,245	$29,644	$2,415
Commercial real estate	-	87,818	506,559	203,569	37,203	77,482	693
Consumer real estate	-	7,061	93,268	69,454	10,990	28,004	505
Commercial and industrial loans (except those secured by real estate)	-	56,403	69,220	47,367	5,606	6,399	46
Consumer and other	-	-	-	-	-	-	-
Total	$44,518	$152,749	$725,002	$372,014	$57,044	$141,529	$3,659

December 31, 2011
Construction and land development	$46,724	$1,402	$72,138	$47,681	$3,285	$40,044	$3,393
Commercial real estate	-	89,881	411,433	228,360	37,091	77,424	671
Consumer real estate	-	9,727	100,501	72,386	13,157	29,540	950
Commercial and industrial loans (except those secured by real estate)	-	51,421	92,000	33,088	4,859	8,482	37
Consumer and other	-	-	-	-	-	-	-
Total	$46,724	$152,431	$676,072	$381,515	$58,392	$155,490	$5,051

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (In thousands):

	Consumer real estate		Consumer and other
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Performing	$516,029	$521,175	$29,379	$25,456
Nonperforming	13,153	8,800	23	25
Total	$529,182	$529,975	$29,402	$25,481

Repurchased Loans

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.  At September 30, 2012, $296 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $584 thousand and $232 thousand were recognized during the nine months ended September 30, 2012 and 2011, respectively.

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central Virginia and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of September 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2012 and 2011. Potential dilutive stock had no effect on income available to common shareholders for the three month periods (In thousands, except share and per share amounts).

	September 30,
	2012	2011
Earnings per common share
Net income	$5,560	$4,219
Preferred stock dividends and accretion	-	(296)
Net income available to common shareholders	5,560	3,923
Weighted average common shares issued and outstanding	23,104,631	22,869,271
Earnings per common share	$0.24	$0.17

Diluted earnings per common share
Weighted average common shares issued and outstanding	23,104,631	22,869,271
Stock options	918	227
Total diluted weighted average common shares issued and outstanding	23,105,549	22,869,498
Diluted earnings per common share	$0.24	$0.17

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2012 and 2011.  Potential dilutive stock had no effect on income available to common shareholders for the nine month periods (In thousands, except share and per share amounts).

	September 30,
	2012	2011
Earnings per common share
Net income	$15,942	$11,116
Preferred stock dividends and accretion	-	(1,482)
Net income available to common shareholders	15,942	9,634
Weighted average common shares issued and outstanding	23,086,118	22,853,560
Earnings per common share	$0.69	$0.42

Diluted earnings per common share
Weighted average common shares issued and outstanding	23,086,118	22,853,560
Stock options	347	2,846
Total diluted weighted average common shares issued and outstanding	23,086,465	22,856,406
Diluted earnings per common share	$0.69	$0.42

The preferred stock dividends and accretion in 2011 arose from our participation in the U.S. Treasury Capital Purchase Program, which ceased on December 31, 2011 when we completed our repurchase of the preferred stock.

In 2012 and 2011, stock options representing 213,871 and 407,757 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.  For the nine month calculation of earnings per share 245,019 and 423,933 shares in 2012 and 2011, respectively, were excluded.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $250 thousand and $728 thousand during the three and nine months ended September 30, 2012, respectively, and $206 thousand and $557 thousand during the three and the nine months ended September 30, 2011, respectively.

A summary of the stock option plan at September 30, 2012 and 2011 and changes during the periods ended on those dates are as follows:

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	291,196	$21.58	498,174	$19.98
Forfeited	(7,259)	18.68	(10,805)	18.64
Expired	(68,443)	26.88	(162,853)	19.21
Exercised	(3,192)	10.95	(31,920)	9.71
Outstanding at September 30,	212,302	$20.14	292,596	$21.59

Exercisable at September 30,	193,041		248,478

The aggregate intrinsic value of options outstanding as of September 30, 2012 was $5 thousand and the intrinsic value of options exercisable was $3 thousand.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter ended September 30, 2012 and the exercise price, multiplied by the number of options outstanding).  The weighted average remaining contractual life is 1.9 years for exercisable options at September 30, 2012.

The following table summarizes nonvested restricted shares outstanding as of September 30, 2012 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(In thousands)

Nonvested at January 1, 2012	201,799	$12.34	$2,296
Granted	96,255	12.17
Vested and exercised	(59,665)	11.43	$745
Forfeited	(20,693)	12.85
Nonvested at September 30, 2012	217,696	$12.47	$2,865

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2012 that will be recognized through 2017 is $2.0 million.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect changes in classifications between levels will be rare.  There were no transfers between levels in 2012 or 2011.

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

Deferred compensation plans: Liabilities associated with deferred compensation plans are recorded at fair value on a recurring basis as Level 1 based on the fair value of the underlying securities. The underlying securities are all Level 1 as described above.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below (In thousands).

		Fair Value Measurements at
		September 30, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$252,176	$-	$252,176	$-
State and municipals	153,164	-	153,164	-
Corporate bonds	4,873	-	4,873	-
Collateralized mortgage obligations	5,914	-	5,914	-
Mortgage backed securities	131,012	-	131,012	-
Other investments	9,999	-	9,999	-
Other assets 1	2,888	2,888	-	-
Total assets at fair value	$560,026	$2,888	$557,138	$-

Cash flow hedge	$1,549	$-	$1,549	$-
Other liabilities 1	2,936	2,936	-	-
Total liabilities at fair value	$4,485	$2,936	$1,549	$-

1 Includes assets and liabilities associated with deferred compensation plans.

		Fair Value Measurements at
		December 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$152,467	$-	$152,467	$-
State and municipals	159,515	-	159,515	-
Corporate bonds	4,618	-	4,618	-
Collateralized mortgage obligations	7,472	-	7,472	-
Mortgage backed securities	144,893	-	144,893	-
Other investments	8,999	-	8,999	-
Other assets 1	2,711	2,711	-	-
Total assets at fair value	$480,675	$2,711	$477,964	$-

Cash flow hedge	$804	$-	$804	$-
Other liabilities 1	2,711	2,711	-	-
Total liabilities at fair value	$3,515	$2,711	$804	$-

1 Includes assets and liabilities associated with deferred compensation plans.

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the nine months ended September 30, 2012 was not significant and there were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2012.

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

The fair value of impaired loans is estimated using one of several methods.  For real estate secured loans, generally external appraisals by a board approved appraiser are used to determine the fair value of the underlying collateral for collateral dependent impaired loans.  These appraisals are sometimes adjusted based on management’s and Chief Appraiser’s knowledge of other factors not embedded within the appraisal, including selling costs, maintenance costs, and other estimable costs that would be incurred if collateral is required to be liquidated.  Our in-house Chief Appraiser’s review of such appraisals is documented as part of the quarterly ALLL process.  Other estimates of value, such as auctioneer’s estimates of value, purchase offers and/or contracts, and settlement offers and/or agreements, may be used when they are thought to represent a more accurate estimate of fair value.  For loans that are not secured by real estate, fair value of the collateral may be determined by discounted book value based on available data such as current financial statements or an external appraisal or an auctioneer’s or liquidator’s estimate of value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. As such, we record the impaired loan as nonrecurring Level 3.

Foreclosed assets: Foreclosed assets are initially recorded at fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or net realizable value. Fair value is based upon appraised values of the collateral adjusted for estimated disposition costs or management’s estimation of the value of the collateral. As such, we record the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are included in the table below (In thousands).

		Fair Value Measurements at
		September 30, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$53,168	$-	$-	$53,168
Loans held for sale - mortgage	26,006	-	26,006	-
Foreclosed assets	7,907	-	-	7,907
Total assets at fair value	$87,081	$-	$26,006	$61,075

		Fair Value Measurements at
		December 31, 2011
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$52,756	$-	$-	$52,756
Loans held for sale - mortgage	42,027	-	42,027	-
Loans held for sale - other assets	213	-	-	213
Foreclosed assets	8,575	-	-	8,575
Total assets at fair value	$103,571	$-	$42,027	$61,544

Impaired loans at December 31, 2011 were previously disclosed as both Level 2 and Level 3.  Because of the adjustments management may make to appraisals, all Level 2 amounts have been reclassed to Level 3 to reflect the unobservable inputs within the appraisal review process.

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

Federal Home Loan Bank Advances: The fair values of our Federal Home Loan Bank advances are provided by the Federal Home Loan Bank of Atlanta and represent mathematical approximations of market values derived from their proprietary models as of the close of business on the last business day of the quarter and therefore,   we consider these advances Level 3.

Subordinated Debt: The values of our subordinated debt are variable rate instruments that re-price on a quarterly basis; therefore, carrying value is adjusted for the three month re-pricing lag in order to approximate fair value.  Subordinated debt is Level 3, as the valuation is determined using discounted cash flow methodology.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2012 and December 31, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments are as follows (In thousands):

	September 30, 2012
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$54,857	$54,857	$54,857	$-	$-
Investment securities	557,138	557,138	8,999	548,139	-
Mortgage loans held for sale	26,006	26,006	-	26,006	-
Loans, net	2,025,048	1,868,706	-	-	1,868,706
Accrued interest receivable	9,373	9,373	9,373	-	-

Liabilities
Deposits	$2,421,735	2,436,562	$-	$-	$2,436,562
Federal Home Loan Bank advances	55,000	60,194	-	-	60,194
Subordinated debt	32,991	32,935	-	-	32,935
Accrued interest payable	1,792	1,792	1,792	-	-

	December 31, 2011
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$99,970	$99,970	$99,970	$-	$-
Investment securities	477,964	477,964	8,999	468,965	-
Mortgage loans held for sale	42,027	42,027	-	42,027	-
Loans, net	1,998,842	1,839,635	-	-	1,839,635
Accrued interest receivable	8,908	8,908	8,908	-	-

Liabilities
Deposits	$2,395,600	$2,409,959	$-	$-	$2,409,959
Federal Home Loan Bank advances	60,000	64,395	-	-	64,395
Subordinated debt	32,991	32,930	-	-	32,930
Accrued interest payable	2,122	2,122	2,122	-	-

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Segment Information

We operate in three business segments, organized around the different products and services offered:

•	Commercial Banking
•	Mortgage Banking
•	Wealth Management

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2012 and 2011 is as follows:

At and for the Three Months Ended September 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,482	$161	$-	$(344)	$-	$24,299
Provision for loan losses	1,900	-	-	-	-	1,900
Noninterest income	6,242	2,426	1,290	27	(1,278)	8,707
Noninterest expense	21,772	1,747	1,059	294	(1,278)	23,594
Provision for income taxes	1,848	252	69	(217)	-	1,952
Net income (loss)	$5,204	$588	$162	$(394)	$-	$5,560

Total Assets	$2,925,559	$26,309	$636	$466,591	$(459,249)	$2,959,846
Average Assets	$2,945,031	$20,368	$617	$462,947	$(455,452)	$2,973,511

At and for the Three Months Ended September 30, 2011

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,323	$183	$-	$(263)	$-	$24,243
Provision for loan losses	3,300	-	-	-	-	3,300
Noninterest income	5,711	2,035	1,195	28	(1,193)	7,776
Noninterest expense	21,162	1,909	1,040	340	(1,193)	23,258
Provision for income taxes	1,309	93	47	(207)	-	1,242
Net income (loss)	$4,263	$216	$108	$(368)	$-	$4,219

Total Assets	$2,915,016	$35,167	$451	$469,579	$(462,372)	$2,957,841
Average Assets	$2,922,570	$22,524	$494	$466,416	$(458,691)	$2,953,313

At and for the Nine Months Ended September 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$72,863	$538	$-	$(1,027)	$-	$72,374
Provision for loan losses	4,150	-	-	-	-	4,150
Noninterest income	18,687	5,924	4,006	80	(3,771)	24,926
Noninterest expense	65,980	5,015	3,364	787	(3,771)	71,375
Provision for income taxes	5,828	434	192	(621)	-	5,833
Net income (loss)	$15,592	$1,013	$450	$(1,113)	$-	$15,942

Average Assets	$2,908,031	$20,585	$525	$458,776	$(451,606)	$2,936,311

At and for the Nine Months Ended September 30, 2011

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$72,356	$583	$-	$(790)	$-	$72,149
Provision for loan losses	10,950	-	-	-	-	10,950
Noninterest income	16,928	5,474	3,887	79	(3,576)	22,792
Noninterest expense	63,930	5,451	3,295	739	(3,576)	69,839
Provision for income taxes	3,202	182	178	(526)	-	3,036
Net income (loss)	$11,202	$424	$414	$(924)	$-	$11,116

Average Assets	$2,897,661	$20,653	$540	$464,177	$(455,573)	$2,927,458

9.	New Authoritative Accounting Guidance

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.  The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  This guidance becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption for the fiscal year ending December 31, 2013.

In October 2012, the FASB issued ASU 2012-04 – Technical Corrections and Improvements.  The amendments in this Update cover a wide range of topics within the codification, as they incorporate multiple improvements provided through the codification’s feedback process.  Amendments have been made to source literature, guidance clarification, reference corrections and relocations of guidance.  Amendments that do not have transition guidance were effective upon issuance.  Amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012.  We do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The Update specifies that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement.  This Update becomes effective for fiscal years and interim periods within those years beginning on or after December 15, 2012.  We will adopt the guidance effective the first quarter of 2013 and we do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.

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

Results of Operations

Our third quarter 2012 earnings were $5.6 million or $0.24 net income per diluted common share.  This represents a 41.7% increase over net income available to common shareholders of $3.9 million or $0.17 net income per diluted common share during the same quarter in the prior year.  Continuing improvements in asset quality, solid noninterest income growth primarily from our mortgage segment and improved commercial lending activity in our new markets contributed to the growth in recurring earnings.

Our net income for the nine month period ended September 30, 2012 was $15.9 million, or $0.69 net income per diluted common share. Those results compare to net income available to common shareholders of $9.6 million, or $0.42 net income per diluted common share during the same period in the prior year.  Solid noninterest income growth from continued strong production volume from our mortgage segment contributed to the growth in recurring earnings.

Operating Segment Results

Revenue from the mortgage banking segment totaled $2.3 million for the third quarter of 2012, or up $583 thousand or 33.3% compared to $1.8 million for the second quarter of 2012 and up $368 thousand or 18.7% when compared to the same quarter in 2011.  The increase is primarily volume driven and not margin related as loans sold in the third quarter of 2012 totaled $70.8 million or up $15.8 million or 28.7% from the $55.0 million sold during the second quarter of 2012.  The volume increase during the third quarter is attributable to our ability to capitalize on the market demand for mortgage refinancing driven by the low rate environment.  In addition to this revenue increase, a sequential decrease in mortgage indemnification expense of $174 thousand contributed to a significant improvement in earnings contribution from the mortgage segment, with after-tax earnings of $588 thousand, representing $0.03 per common diluted share.

Revenue from the mortgage banking segment totaled $6.3 million for the first nine months of 2012, or up $709 thousand or 12.7% compared to $5.6 million for the first nine months of 2011.  The increase is attributable to higher fee realization on loans sold.

Retail banking fee income from the commercial banking segment remained stable at $3.8 million for the third quarter of 2012 and amounted to $11.5 million for the first nine months of 2012, an increase of $35 thousand or essentially flat compared to $11.4 million for the first nine months of 2011. The revenue mix from this line of business had a slight uptick in overdraft revenue with an offsetting decrease in interchange income.

Wealth management revenues from trust and brokerage fees for the third quarter of 2012 were $1.3 million or essentially flat on a sequential quarter basis and up $95 thousand or 7.9% when compared to the $1.2 million realized during the third quarter of 2011.  The year over year increase is primarily due to higher fee realizations attributable to new asset growth and to a lesser extent increases in the market value of underlying assets. Fiduciary assets increased sequentially by $8.5 million or 1.9% amounting to $466.9 million at September 30, 2012, compared to $458.4 million at June 30, 2012.  These increases were driven by both market value improvement and growth from new assets.  Wealth management revenues from trust and brokerage fees for the first nine months of 2012 were $4.0 million, an increase of $69 thousand or 1.8% compared to the first nine months of 2011.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

The net interest margin was 3.77% for the third quarter of 2012, compared to 3.84% for the second quarter of 2012 and 3.77% for the third quarter of 2011. The current low interest rate environment, market loan pricing pressures and U.S. monetary policy has accelerated asset yield compression, resulting in some margin compression.  The average yield on earning assets for the current quarter decreased 12 basis points to 4.45% on a sequential basis.  Investment yields and loan yields contracted 24 basis points and 10 basis points, respectively, on a sequential basis.  Investment yields contracted due to lower yields realized on the recent investment activity in the current low rate environment.  Loan yields contracted due to re-pricing within the current portfolio and reduced yields on new production.  Due to lower rates paid on deposits, a 6 basis point improvement in the cost of interest bearing liabilities was noted sequentially, moving from 0.89% during the second quarter of 2012 to 0.83% during the third quarter of 2012.  Higher earning assets offset the margin compression experienced during the quarter as net interest income on a tax-equivalent basis remained stable at $25.0 million for the third quarter of 2012, compared to $25.1 million for the third quarter last year and $24.9 million in the second quarter of 2012.

Net interest income on a tax-equivalent basis amounted to $74.6 million for the first nine months of 2012, which compares to $74.5 million for the same period in 2011.  The net interest margin was 3.82% for the first nine months of 2012 and 3.81% for the first nine months of 2011. The average yield on earning assets for the first nine months of 2012 decreased 23 basis points to 4.55% as compared to 4.78% for the first nine months of 2011, which was more than offset by improvement in the cost of interest bearing liabilities, which contracted 27 basis points from 1.16% during the first nine months of 2011 to 0.89% during the first nine months of 2012. The re-pricing of interest bearing liabilities outpaced interest earning assets during the first nine months as we experienced decreases in the cost of all deposit categories and a 36 basis point decrease in the cost of FHLB advances.  Loan yields contracted 17 basis points due to re-pricing within the current portfolio and lower yields realized on new production due to the protracted low rate environment.

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands)
	For the Three Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,066,911	$25,865	4.98%	$2,064,789	$27,044	5.20%
Investment securities
Taxable	414,806	1,725	1.63%	292,359	1,829	2.45%
Tax exempt (1)	133,539	1,972	5.78%	153,964	2,260	5.74%
Total investments	548,345	3,697	2.64%	446,323	4,089	3.58%

Federal funds sold and deposits in banks	28,712	24	0.33%	127,651	77	0.24%
	577,057	3,721	2.53%	573,974	4,166	2.84%

Total earning assets	2,643,968	$29,586	4.45%	2,638,763	$31,210	4.69%

Total nonearning assets	329,543			314,550

Total assets	$2,973,511			$2,953,313

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$604,102	$309	0.20%	$573,871	$538	0.37%
Money market	437,761	506	0.46%	445,187	970	0.86%
Savings	316,922	219	0.27%	280,640	423	0.60%
Time deposits:
Less than $100,000	484,365	1,699	1.40%	537,180	2,185	1.61%
$100,000 and more	251,863	1,046	1.65%	267,116	1,241	1.84%
Total interest-bearing deposits	2,095,013	3,779	0.72%	2,103,994	5,357	1.01%

Federal funds purchased and securities sold under agreements to repurchase	1,920	8	1.63%	1,075	8	2.91%
Federal Home Loan Bank advances and other borrowings	55,000	413	2.94%	60,000	523	3.41%
Subordinated debt	32,991	344	4.08%	32,991	263	3.12%

	89,911	765	3.33%	94,066	794	3.30%

Total interest-bearing liabilities	2,184,924	4,544	0.83%	2,198,060	6,151	1.11%

Total noninterest-bearing liabilities	363,901			325,577

Total liabilities	2,548,825			2,523,637
Stockholders' equity	424,686			429,676

Total liabilities and stockholders' equity	$2,973,511			$2,953,313

Net interest income (tax equivalent)		$25,042			$25,059
Average interest rate spread			3.62%			3.58%
Interest expense as percentage of average earning assets			0.68%			0.92%
Net interest margin			3.77%			3.77%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands)
	For the Nine Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,057,773	$77,836	5.05%	$2,084,621	$81,457	5.22%
Investment securities
Taxable	370,541	5,054	1.79%	260,266	5,373	2.72%
Tax exempt (1)	136,568	5,980	5.75%	142,909	6,337	5.85%
Total investments	507,109	11,034	2.86%	403,175	11,710	3.83%

Federal funds sold and deposits in banks	46,117	90	0.26%	125,409	211	0.22%
	553,226	11,124	2.64%	528,584	11,921	2.97%

Total earning assets	2,610,999	$88,960	4.55%	2,613,205	$93,378	4.78%

Total nonearning assets	325,312			314,253

Total assets	$2,936,311			$2,927,458

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$593,817	$1,101	0.25%	$567,188	$1,601	0.38%
Money market	421,755	1,551	0.49%	430,565	3,064	0.95%
Savings	307,840	800	0.35%	275,404	1,306	0.63%
Time deposits:
Less than $100,000	495,902	5,381	1.45%	539,790	6,710	1.66%
$100,000 and more	255,595	3,220	1.68%	265,587	3,743	1.88%
Total interest-bearing deposits	2,074,909	12,053	0.78%	2,078,534	16,424	1.06%

Federal funds purchased and securities sold under agreements to repurchase	1,209	20	2.17%	1,091	24	2.95%
Federal Home Loan Bank advances and other borrowings	55,785	1,260	2.97%	66,593	1,681	3.33%
Subordinated debt	32,991	1,028	4.09%	32,991	790	3.16%

	89,985	2,308	3.37%	100,675	2,495	3.27%

Total interest-bearing liabilities	2,164,894	14,361	0.89%	2,179,209	18,919	1.16%

Total noninterest-bearing liabilities	350,606			320,679

Total liabilities	2,515,500			2,499,888
Stockholders' equity	420,811			427,570

Total liabilities and stockholders' equity	$2,936,311			$2,927,458

Net interest income (tax equivalent)		$74,599			$74,459
Average interest rate spread			3.66%			3.62%
Interest expense as percentage of average earning assets			0.73%			0.97%
Net interest margin			3.82%			3.81%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total noninterest income amounted to $8.7 million for the third quarter of 2012, up $499 thousand or 6.1% on a sequential basis compared to $8.2 million for the second quarter of 2012, and up $937 thousand or 12.1% compared to the same quarter last year. Both the sequential quarter and year over year increases in operating noninterest income stemmed largely from continued strong production volumes from our mortgage segment.

Total non-interest income amounted to $24.9 million for the first nine months of 2012, or up $2.1 million or 9.4% compared to the same period in the prior year. Strong performance from our mortgage banking line contributed $709 thousand of the increase, paired with increases in other operating income of $614 thousand from loan swap fee income and $635 thousand in pass-through income.

Noninterest Expense

The efficiency ratio was 67.94% for the third quarter of 2012, compared to 71.72% for the second quarter of 2012 and 69.01% for the same quarter in 2011.  The sequential quarter decrease in the efficiency ratio reflects the absence of the $824 thousand one-time charge associated with severance costs incurred during the second quarter along with improved noninterest income revenues.  The year over year decrease is a result of increased revenues from noninterest income.

The efficiency ratio was 69.80% for the first nine months in 2012, compared to 69.88% for the same period in 2011. The stability in the efficiency ratio reflects an increase in revenues offset by an increase in noninterest expense. Noninterest expense for the first nine months of 2012 amounted to $71.4 million, or up $1.5 million or 2.2% when compared to $69.8 million for the same period in the prior year. The increase was driven primarily by the $824 thousand one-time severance charges described above.  In addition, professional fees increased $279 thousand, primarily associated with consulting services related to CEO succession planning, phase two of our efficiency initiative and strategic training opportunities and marketing increased $267 thousand as we promoted the opening of our three new branches in Charlottesville, Richmond and Tidewater in 2012.

Phase two of our efficiency initiative is well underway, which contains strategies to enhance revenues and streamline processes in order to achieve further improvement in efficiency and effectiveness.  Phase three of the initiative has begun and will serve to align our real estate holdings and associated expense structure with our current and future needs.  We view these as longer-term commitments which will facilitate some immediate enhancements while other strategies implemented will be realized over a twelve to eighteen month horizon.

Income Taxes

Income tax expense for the third quarter of 2012 was $2.0 million, resulting in an effective tax rate of 26.0%, compared to an income tax expense of $1.2 million for the third quarter of 2011, or an effective rate of 22.7%.  For the nine month period ended September 30, 2012, income tax expense was $5.8 million, or an effective rate of 26.8% compared to $3.0 million, or an effective rate of 21.5% for the same period in 2011. The volatility in the effective tax rate when comparing the three and nine month periods to the same periods in the prior year is a result of elevated provisioning levels in the prior year that reduced pretax earnings to a level proportionately smaller in relation to permanent tax differences. As pretax results fluctuate, substantial shifts in the effective tax rate are generated due to comparing a lower level of earnings or losses to a relatively steady level of permanent differences.  The effective rate of 26.8% for the first nine months of 2012 is slightly higher than 26.3%, which represents our anticipated effective rate for the remainder of 2012.

Asset Quality

Non-performing assets, as shown below, totaled $43.1 million at September 30, 2012, up $583 thousand or 1.4% sequentially from $42.5 million at June 30, 2012 and down $9.4 million or 17.9% compared to $52.5 million at September 30, 2011.  The ratio of non-performing assets as a percentage of total assets remained stable sequentially at 1.46% as of September 30, 2012, compared to 1.43% as of June 30, 2012 and was down compared to 1.77% at September 30, 2011.

	September 30, 2012	June 30, 2012	September 30, 2011
Non accrual loans	$32,544	$30,511	$35,025
Non accrual TDR's	2,628	4,971	8,445
Total non-performing loans	35,172	35,482	43,470
Foreclosed assets	7,907	7,014	9,009
Total non-performing assets	$43,079	$42,496	$52,479

Net charge-offs for the third quarter of 2012 totaled $2.2 million, down $691 thousand or 24.1% compared to the $2.9 million for the second quarter of 2012 and down $1.6 million or 42.1% when compared to $3.8 million for the third quarter of 2011.  Annualized net charge-offs as a percentage of average loans receivable amounted to 0.42% for the third quarter of 2012, down from 0.56% for the second quarter of 2012 and down from 0.73% for the third quarter of 2011.

Foreclosed assets totaled $7.9 million at September 30, 2012, up $893 thousand or 12.7% compared to $7.0 million at June 30, 2012 and down $1.1 million or 12.2% compared to $9.0 million at September 30, 2011.

Included in the loan portfolio at September 30, 2012, are loans classified as troubled debt restructurings (“TDRs”) totaling $27.0 million or 1.4% of total loans.  TDRs were reduced sequentially by 9.4% or $2.8 million as compared to $29.8 million at June 30, 2012 and 33.7% or $13.7 million as compared to $40.7 million at September 30, 2011. At September 30, 2012, $24.4 million or 90.3% of total TDRs were performing under the modified terms.

We recorded a provision for loan losses of $1.9 million for the third quarter of 2012, an increase of $500 thousand compared to the $1.4 million recognized for the second quarter of 2012 and a decrease of $1.4 million compared to the third quarter of 2011.  The decreased provisioning in the first three quarters of 2012 is reflective of the continued improvement in underlying credit quality metrics used in measuring the risk inherent in the loan portfolio.  The allowance as a percentage of non-performing loans was 84.9% at September 30, 2012, or essentially unchanged from 85.0% at June 30, 2012 and up from 81.1% at September 30, 2011. The third quarter 2012 provision compares to net charge-offs of $2.2 million, resulting in an allowance for loan losses of $29.9 million at September 30, 2012, a decrease of $282 thousand when compared to $30.1 million at June 30, 2012 and $5.4 million when compared to $35.3 million at September 30, 2011. The allowance as a percentage of total loans was 1.45% at September 30, 2012, compared to 1.48% at June 30, 2012 and 1.74% at September 30, 2011.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our nonaccrual loans are composed of the following (in thousands):
	September 30, 2012
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$188,868	$9,408	4.98%
Commercial real estate	913,324	11,404	1.25%
Consumer real estate	738,464	13,712	1.86%
Commercial and industrial loans (except those secured by real estate)	185,041	625	0.34%
Consumer and other	29,402	23	0.08%
Total loans	$2,055,099	$35,172	1.71%

The following table provides information on asset quality statistics for the periods presented (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Non-accrual loans	$32,544	$30,985	$35,025
Troubled debt restructurings - non-accrual status	2,628	8,189	8,445
Foreclosed assets	7,907	8,575	9,009
Total non-performing assets	$43,079	$47,749	$52,479
Nonperforming assets to total assets	1.46%	1.64%	1.77%
Nonperforming assets to loans and foreclosed property	2.09%	2.34%	2.58%
Allowance for loan losses as a percentage of loans receivable	1.45%	1.60%	1.74%
Allowance for loan losses as a percentage of nonperforming loans	84.90%	83.19%	81.13%
Annualized net charge-offs as a percentage of average loans receivable	0.42%	0.86%	0.73%

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

Our primary source of additional capital is earnings retention, which represents net income less dividends declared.  We paid $4.2 million in common dividends during the nine month period ended September 30, 2012.  These dividends combined with net income of $15.9 million resulted in an increase to retained earnings of $11.7 million during the period.  Future dividends will be dependent upon our ability to generate earnings in future periods.

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

The following table includes information with respect to our risk-based capital and equity levels as of September 30, 2012 (in thousands):

	Consolidated	Bank
Tier 1 capital	$335,751	$324,169
Tier 2 capital	26,865	26,795
Total risk-based capital	362,616	350,964
Total risk-weighted assets	2,145,886	2,140,143
Average adjusted total assets	2,859,448	2,851,488
Capital ratios:
Tier 1 risk-based capital ratio	15.65%	15.15%
Total risk-based capital ratio	16.90%	16.40%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.74%	11.37%
Equity to assets ratio	10.90%	15.32%
Tangible common equity to assets ratio	10.90%	11.78%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our  bank subsidiary has available a $240.1 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of our parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and credit administration functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary and availability on the equity market as deemed necessary.  As of September 30, 2012 there was $8.9 million in unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval.

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

We enter into other types of indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us.  These relationships or transactions include those arising from service as a director or officer of the company, acquisition agreements and various other business transactions or arrangements.  Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements has been estimated based on our recent historic run rate.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. Our annual impairment measurement date is October 1.  During the second quarter of 2011, we changed the date of our annual impairment testing for goodwill from September 30th to October 1st.  This annual assessment will be completed during the fourth quarter. Since our most recent annual impairment test, there have been no significant negative changes in market conditions or forecasted future income; and actual earnings have improved. As such, management determined there were no additional indicators of potential impairment and no interim goodwill impairment test was performed.

Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.   The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.  These intangible assets will be evaluated for impairment if a triggering event occurs; no such event was identified during the quarter.

Deferred Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of September 30, 2012, as management has not taken any tax positions that it deems to be considered uncertain.

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

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:

	For the three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Noninterest expense	$23,594	$24,328	$23,258
Less:
Amortization of intangible assets	413	413	413
Adjusted noninterest expense	$23,181	$23,915	$22,845

Net interest income (tax equivalent)	$25,042	$24,935	$25,059
Noninterest income	8,707	8,197	7,776
Less:
Gains on sale of securities available for sale	9	7	41
Losses / impairments on foreclosed assets	(381)	(219)	(311)
Net revenues	$34,121	$33,344	$33,105

Efficiency ratio	67.94%	71.72%	69.01%

	For the nine months ended
	September 30, 2012	September 30, 2011
Noninterest expense	$71,375	$69,839
Less:
Amortization of intangible assets	1,238	1,238
Adjusted noninterest expense	70,137	68,601

Net interest income (tax equivalent)	74,599	74,459
Noninterest income	24,926	22,792
Less:
Gains on sale of securities available for sale	88	62
Losses / impairments on foreclosed assets	(1,051)	(981)
Net revenues	$100,488	$98,170

Efficiency ratio	69.80%	69.88%

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

	Consolidated	Bank
Total stockholders' equity	$428,077	$452,216
Less:
Core deposit intangibles, net	3,773	3,773
Goodwill	113,652	113,652
Net other intangibles	886	886
Tangible common equity	309,766	333,905

Total assets	2,959,846	2,952,503
Core deposit intangibles, net	3,773	3,773
Goodwill	113,652	113,652
Net other intangibles	886	886
Tangible assets	$2,841,535	$2,834,192

Tangible common equity to assets ratio	10.90%	11.78%

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

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Noninterest income	$8,707	$7,776	$24,926	$22,792
Less:
Gains on securities available for sale	9	41	88	62
Gains (losses) on sale of premises and equipment	17	(9)	10	(6)
Operating earnings	$8,681	$7,744	$24,828	$22,736

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, we review and change internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which we or any of our subsidiaries, directors, or officers is a party or by which they, or any of them, are threatened.  Any legal proceeding presently pending or threatened against StellarOne Corporation and our subsidiaries is either not material in respect to the amount in controversy or fully covered by insurance.\

ITEM 1a.	RISK FACTORS.

There have been no material changes to the risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have a stock repurchase program authorized that is not currently active, with 210,000 shares remaining available for repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS.

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.1	Articles of Incorporation StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated February 28, 2008. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock (incorporated by reference to Exhibit 4.1 to Form 8K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended September 30, 2012 and 2011 and nine months ended September 30, 2012 and 2011; (ii) Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (iii) Consolidated Statement of Other Comprehensive Income for the three months ended September 30, 2012 and 2011 and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 8, 2012

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 8, 2012