Form 10-K
period 2012-12-31
StellarOne CORP
filed 2013-03-15
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

Form 10-K
_________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $285,475,956.

There were 22,971,856 shares of common stock outstanding as of March 5, 2013.

Documents Incorporated by Reference:
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2013 are incorporated by reference in Part III hereof.

Glossary of Acronyms
ALCO	Asset Liability Committee
ALLL	Allowance for loan losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
BHCA	Bank Holding Corporation Act of 1956
BOLI	Bank owned life insurance
CPP	U.S. Treasury Capital Purchase Program
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
Federal Reserve Board	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
FHLB	Federal Home Loan Bank
FICO	Financing Corporation
FNBST	FNB (VA) Statutory Trust II
FRB	Federal Reserve Board
LIBOR	London Interbank Offered Rate
OCC	Office of the Comptroller of the Currency
Patriot Act	USA Patriot Act
SBA	U.S. Small Business Administration
SCC	Virginia State Corporation Commission
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
Treasury	U.S. Department of the Treasury
USGAAP	Accounting Principles Generally Accepted in the United States
VFGLLT	VFG Limited Liability Trust

PART I
Item 1.  BUSINESS

OVERVIEW

StellarOne Corporation (“we,” “our”) is a single bank holding company based in Charlottesville, Virginia.  StellarOne Bank is our subsidiary bank, which is headquartered in Christiansburg, Virginia.  StellarOne Bank is one of the largest independent commercial bank holding companies headquartered in Virginia.

Our subsidiary bank is community-oriented, offering services customarily provided by full-service banks, including individual and commercial demand and time deposit accounts, commercial and consumer loans, residential mortgages, credit card services and deposit services. In addition, through our subsidiary bank’s commercial banking segment, we offer internet banking access for banking services, mobile banking and online bill payment for both consumers and commercial customers. Lending is focused on individuals and small to middle-market businesses in our local markets. Through the bank’s wealth management segment, we provide a variety of wealth management and personal trust services including estate administration, employee benefit plan administration and planning addressing the specific investment and financial management needs of our customers. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale in the secondary market on a best-efforts basis.  For additional information on segments, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Utilizing a “super-community” banking strategy, the subsidiary bank is run autonomously as a community bank. At December 31, 2012, we had consolidated total assets of $3.0 billion and were one of the largest independent bank holding companies headquartered in the Commonwealth of Virginia.  Our deposit market share at June 30, 2012 represented approximately 0.99% of the total banking deposits in the Commonwealth of Virginia.

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

Consumer real estate loans.  We originate adjustable and fixed-rate residential mortgage loans.  These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines.  We place some of these loans in our loan portfolio; however, the majority are sold to the secondary mortgage market.  The consumer real estate loans that are included in our loan portfolio are usually owner-occupied and generally amortized over a 10 to 20 year period with three to five year maturity or re-pricing.

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

StellarOne Bank owns a 14.5% interest in Banker’s Insurance, LLC and a 24.6% interest in Virginia Title Center, LLC. Bankers Insurance, LLC is a full-service, independent insurance agency headquartered in Richmond, Virginia that was established in 1999.  Through partnerships with many of the major insurance companies, Bankers Insurance, LLC is able to offer complete insurance packages, whether commercial, personal, or life and health, at competitive prices. Based in Roanoke, Virginia, Virginia Title Center, LLC has been providing title insurance products and related services in Virginia, Tennessee, North Carolina, South Carolina, and West Virginia since 1989. Virginia Title Center, LLC underwrites through Investors Title Insurance Company headquartered in Chapel Hill, North Carolina. Investors Title Insurance Company is recognized nationally for its innovative products, flexible underwriting, and competitive pricing.

EMPLOYEES

At December 31, 2012, we had 759 full time equivalent employees.  No employees are represented by a collective bargaining unit.  Management considers relations with its employees to be good.

COMPETITION

The financial services industry is highly competitive.  We compete with local, regional and national financial services providers such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, investment banks and mutual fund companies.  We also face increased competition from nonbank institutions such as brokerage houses, as well as from financial services subsidiaries of commercial and manufacturing companies.  Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.  Consolidation within the industry affects competition by eliminating some local and regional institutions, while strengthening the franchises of acquirers.

Competition is based on a number of other factors including customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.  Our ability to compete effectively is also influenced by our ability to attract new employees and retain and motivate existing employees, while also managing compensation and other costs.

No material part of the business of the subsidiary bank is dependent upon a single or a few customers and the loss of one or more customers would not have a materially adverse effect upon the business of the bank. We are not aware of any indications that the business of the bank or material portion thereof is, or may be, seasonal.

REGULATION, SUPERVISION AND GOVERNMENT POLICY

We are extensively regulated under federal and state law.  Banking statutes, regulations and policies are continually under review by Congress and state legislature and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business.  The regulatory framework we operate under is intended to protect depositors, federal deposit insurance funds, consumers and the safety and soundness of the banking system as a whole, and not necessarily our investors.

The Dodd-Frank Act

Partly in response to the recent financial crisis, the President signed into law the Dodd-Frank Act.  Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages.  Many of the rules required to be implemented by governmental agencies still have not been promulgated or implemented.  These rules are expected to, or have increased regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices.  These rules have impacted, or will impact, the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital at levels not less than that required for insured depository institutions.  We cannot predict the substance or impact of pending or future legislation or regulation.  Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

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

The BHCA requires the prior approval of the FRB before a bank holding company can acquire direct or indirect ownership or control of more than 5% of the voting shares of another bank; or merge or consolidate with another bank holding company.  Under the BHCA, a bank holding company is prohibited, with limited exceptions, from engaging, directly or indirectly, in any business unrelated to the businesses of banking or managing and controlling banks.  Bank holding companies wishing to participate in an expanded list of financial activities must file an election with the FRB to be treated as a financial holding company.  We have filed no such election, nor do we plan to in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  As of December 31, 2012, we met all capital adequacy requirements to which we are subject, both on a consolidated and subsidiary bank basis.

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

We are a bank holding company separate and apart from our subsidiary, and thus have liquidity needs that are funded primarily by the income of our subsidiary. The holding company’s cash outflows consist of dividends to shareholders, interest on borrowings and unallocated corporate expenses. The main sources of funding for the holding company are the management fees and dividends we receive from the banking subsidiary. Under the current supervisory regulation, prior approval from certain agencies is required if the subsidiary bank pays cash dividends that exceed certain levels as defined. During 2012, the banking subsidiary paid $1.7 million in management fees and $5.0 million in dividends to the holding company.

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

Deposit Insurance Premiums

Our deposits are insured by the DIF of the FDIC up to the limits set forth under applicable law.  The FDIC imposes a risk-based deposit premium assessment system, which was amended by the Dodd-Frank Act; assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  Effective April 1, 2011, the FDIC implemented a revised assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF.  The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act.  The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.  The Dodd-Frank Act also permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. It also eliminated the statutory prohibition against the payment of interest on business checking accounts.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. On December 31, 2009, we pre-paid estimated assessments of $15.0 million for the years 2010-2012 and $4.3 million remained as a prepaid balance at December 31, 2012. The expense related to this prepayment is anticipated to be recognized over the next two years based on actual calculations of quarterly premiums.

FDIC insurance expense totaled $2.2 million, $2.7 million and $5.5 million in 2012, 2011 and 2010, respectively. FDIC insurance expense includes deposit insurance assessments and FICO assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as StellarOne, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2012, we had not been made aware of any instances of non-compliance with the published guidance.

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
  The ability of borrowers to pay interest on outstanding loans
  The ability of borrowers to repay principal on outstanding loans
  The value of collateral securing loans
  The demand for loans and other products and services we offer.
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

Overall, during 2012, the business environment has continued to be difficult for many households and businesses in the United States and worldwide. While economic conditions in the Commonwealth of Virginia, the United States and worldwide have shown slight improvement, there can be no assurance that this improvement will continue. These conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

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

As of December 31, 2012, approximately 58% of our loan portfolio consisted of commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains commercial and industrial, construction and commercial real estate loans with relatively large individual balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Under the Dodd-Frank Act, the Federal Reserve, using a phased-in approach between 2013 and 2016, will no longer include trust preferred and certain other hybrid debt securities in Tier 1 Capital.  The eventual decrease of Tier 1 capital, and actions to replace such capital may adversely affect us.  The Federal Reserve Board, the FDIC and the OCC have indefinitely delayed the start date for the Basel III capital rules.  However, these proposals, if implemented in their current form, could have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and therefore, may adversely affect our results of operations and financial condition.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions.  Currently, many loans are secured by real estate (both residential and commercial) in our market area. At December 31, 2012, approximately 44% and 35% of the $2.08 billion loans receivable portfolio were secured by commercial and residential real estate, respectively. Continued pressures on the real estate markets, such as deterioration in the value of this collateral and the current conditions in national and local economies, could adversely affect customers' ability to pay these loans, which in turn could impact the company. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit exposure to this risk by monitoring extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

The value of goodwill and other intangible assets may decline in the future.

As of December 31, 2012, we had $113.7 million of goodwill and $10.6 million of other intangible assets. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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
  Regular penetration testing of our network perimeter
  Regular employee training programs around sound security practices
  Deployment of tools to monitor the Bank's network including intrusion prevention and detection systems, electronic mail spam filters, anti-virus and anti-malware, resource logging and patch management
  The implementation of multifactor authentication for customers using internet banking and treasury management tools
  The development of security policies and procedures for the addition and maintenance of user access and rights to resources.
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

Our subsidiary bank operates fifty-four financial center locations.  We own forty-two financial centers and lease the remaining twelve.  Two additional locations are owned by the subsidiary bank to facilitate operations and loan production.  Additional information regarding lease commitments can be found in Note 15 of the 2012 Notes to Consolidated Financial Statements.

All of the premises are located in Virginia, throughout the New River Valley, Roanoke Valley, Shenandoah Valley, Richmond, Tidewater, Central Virginia and North Central Virginia.  All of our properties are in good operating condition and are adequate for our present needs.

Item 3.  LEGAL PROCEEDINGS

To the best of our knowledge, we are not subject to any material proceedings.  All legal proceedings presently pending or threatened against us or our subsidiary involve routine litigation incidental to our business and are not material in respect to the amount in controversy.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the trading symbol STEL.  As of March 5, 2013, there were approximately 6,600 shareholders of record and the closing sale price of the common stock was $15.82.  We announced a share repurchase program authorizing 1,500,000 shares for repurchase at management’s discretion on December 19, 2012.  There were no repurchases of stock conducted during 2012.  Listed below are the high and low closing sale prices for the common stock as reported by NASDAQ, and dividends paid for each quarter in the two year period ended December 31, 2012. Restrictions on our ability to pay cash dividends or possible diminished earnings may limit our ability to pay dividends in the future to common stockholders.

	Closing Sales Price				Dividend Per Share
	2012		2011		2012	2011
	High	Low	High	Low
1st Quarter	$13.55	$10.85	$15.54	$12.37	$0.06	$0.04
2nd Quarter	12.86	11.03	14.69	11.02	0.06	0.04
3rd Quarter	13.81	12.20	13.00	9.13	0.06	0.04
4th Quarter	14.21	12.61	12.78	9.24	0.08	0.04

Refer to Note 9 in the Notes to Consolidated Financial Statements for information pertaining to securities authorized for issuance under equity compensation plans.

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

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
StellarOne Corporation	100.00	118.46	71.30	105.36	83.50	105.88
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
SNL Bank	100.00	57.06	56.47	63.27	49.00	66.13

This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2007, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial investment at one-year intervals for the fiscal years shown.

There can be no assurance that our stock performance in the future will continue with the same or similar trends depicted in the graph above.

We are not affiliated with, nor have any investment in SNL Financial, LC.

Item 6.  SELECTED FINANCIAL DATA

The following is selected financial data for the last five years.
	As of and for the Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Interest Income	$115,056	$120,861	$127,922	$139,709	$156,236
Interest Expense	18,479	24,440	33,912	50,512	57,821
Net Interest Income	96,577	96,421	94,010	89,197	98,415
Provision for Loan Losses	5,550	12,700	22,850	37,800	20,787
Total Noninterest Income	34,343	31,051	33,269	26,140	24,291
Total Noninterest Expense	95,128	94,283	92,959	93,661	88,860
Net Income (Loss)	22,163	15,885	9,765	(8,530)	9,411

Performance Ratios:
Return on Average Assets	0.75%	0.54%	0.33%	-0.28%	0.33%
Return on Average Equity	5.23%	3.70%	2.29%	-1.99%	2.59%
Net Interest Margin	3.80%	3.80%	3.65%	3.39%	4.03%
Efficiency Ratio 1	69.40%	70.38%	70.74%	75.33%	68.40%

Per Share Data:
Net Income - Basic	$0.96	$0.59	$0.35	$(0.46)	$0.45
Net Income - Diluted	0.96	0.59	0.35	(0.46)	0.45
Cash Dividends	0.26	0.16	0.16	0.28	0.64
Book Value	18.86	18.15	18.75	18.57	19.18
Tangible Common Book Value	13.71	12.90	12.12	11.84	14.08
Market Price Per Share	14.14	11.38	14.54	9.96	16.90
Cash Dividend Payout Ratio	27.09%	30.82%	52.83%	-92.03%	134.03%

Balance Sheet Data:
Assets	$3,023,204	$2,917,928	$2,940,442	$3,033,101	$2,995,285
Loans	2,079,593	2,031,430	2,099,484	2,186,507	2,264,586
Investment securities	553,476	477,964	381,231	378,961	328,093
Deposits	2,484,324	2,395,600	2,386,102	2,436,120	2,323,108
Total borrowings	87,991	92,991	117,991	163,774	221,390
Stockholders' Equity	431,642	414,173	426,437	420,785	433,556

Capital Ratios:
Tier 1 Capital (to Risk Weighted Assets)	15.61%	15.17%	15.34%	13.21%	14.13%
Tier 1 Capital (to Average Assets)	11.92%	11.41%	11.90%	11.34%	12.00%
Total Capital (to Risk Weighted Assets)	16.86%	16.42%	15.44%	14.46%	15.37%

Asset Quality Ratios:
Total allowance for loan losses to total loans outstanding	1.43%	1.60%	1.79%	1.84%	1.35%
Non-performing assets to year-end loans and foreclosed assets	2.00%	2.34%	2.58%	3.03%	2.17%

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2012 and 2011 and results of operations for each of the years ended December 31, 2012, 2011 and 2010. The purpose of this discussion is to focus on information about the financial condition, results of operations, liquidity and capital resources of StellarOne Corporation and its subsidiary bank, which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with the consolidated financial statements and the related notes included elsewhere herein.

EXECUTIVE OVERVIEW

We achieved significantly improved profitability compared to the prior year as we realized net income of $22.2 million, or $0.96 per common share, compared to net income available to common shareholders of $13.4 million, or $0.59 per common share in 2011.  Key factors affecting full year 2012 results included improved asset quality and solid noninterest income growth of 10.6%, led by our mortgage line of business.

We recorded a provision for loan losses of $5.6 million for 2012, a decrease of $7.1 million compared to the $12.7 million recorded in 2011. The provision compares to net charge-offs of $8.3 million for the year. The allowance as a percentage of total loans decreased from 1.60% at December 31, 2011 to 1.43% at December 31, 2012, reflecting our continuing focus on resolving problem credits in the loan portfolio. While it is difficult to predict the impact or length of the recessionary economy, we anticipate continued improvement to the elevated levels of non-performing assets and net charge-offs in 2013.

The economic environment in 2012 remained challenging, with margin beginning to compress in the second half of the year and continued suppression of loan demand as customers continue to preserve capital.  However, our continued focus on clients through service quality and front-line execution coupled with a slowly improving economic outlook translated to a 2.4% growth in total loans receivable.  We continue to focus on noninterest income growth and improving our efficiency metrics.  2012 saw an acceleration of our organic growth efforts with new branch locations in Charlottesville, Richmond and Virginia Beach, improvement in balance sheet growth and operating leverage.  Management believes the strong capital position and improving economic environment will enable us to continue organic growth through both new branches and noninterest income focus, seek acquisition partners in higher growth markets, and focus on efficiency improvements.

Our Commercial Bank segment recorded noninterest revenues of $15.4 million for 2012, an increase of $133 thousand or 0.9% compared to $15.3 million for 2011. This sequential year increase was attributable to an increase of $165 thousand in DDA analysis income and a $103 thousand increase in interchange fee income, partially offset by a decrease in overdraft fees of $121 thousand.  The segment recorded a provision for loan losses of $5.6 million for 2012, a decrease of $7.1 million compared to the $12.7 million recorded in 2011.  Tax equivalent net interest income for 2012 was $102.6 thousand, a decrease of $3.8 million or 3.6% compared to $107.2 million for 2011.  Net income from this business segment totaled $21.3 million for the year ended December 31, 2012 and $15.9 million for the year ended December 31, 2011.

Revenues from the Mortgage Banking segment totaled $8.9 million for the year ended December 31, 2012, or up $723 thousand or 8.8% compared to $8.2 million for the year ended December 31, 2011.  The revenue increase was primarily volume driven and not margin related.  Mortgage revenues for 2012 were decreased by $593 thousand in indemnification losses recognized, which compares to $232 thousand for 2011.  Net income from this business segment totaled $1.7 million and $945 thousand for the years ended December 31, 2012 and 2011, respectively.

The Wealth Management segment realized $5.2 million in noninterest revenues for 2012, an increase of $256 thousand or 5.2% compared to $4.9 million in 2011 and net income of $532 thousand during 2012, an increase of $80 thousand or 17.7% compared to $452 thousand during 2011.  Higher fee realizations and increased assets under management attributed to the revenue increase. Fiduciary and brokerage assets increased to $733.7 million at December 31 2012, compared to $654.1 million at December 31, 2011.

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

2012 Compared to 2011

Tax equivalent net interest income in 2012 and 2011 was $99.5 million.  Average interest earning assets remained flat at $2.62 billion and average loans decreased $12.5 million or 0.6% to $2.06 billion.  The average interest rate spread increased three basis points to 3.65% in 2012 compared to 3.62% in 2011. The net interest margin was 3.80% in 2012 and 2011. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during 2012 as approximately $337.5 million or approximately 43.6% of the CD portfolio re-priced resulting in a decrease of 22 basis points and 19 basis points for time deposits less than $100 thousand and greater than $100 thousand, respectively.  Additionally, the cost of funds associated with FHLB advances decreased 32 basis points as one higher priced advance was paid off during the year. The yield on average loans decreased 20 basis points in 2012, while the yield on investment securities decreased 86 basis points for the period. Interest expense as a percentage of average earning assets decreased to 0.71%, down 22 basis points from 0.93% in 2011, reflecting a 28 basis point decrease in average cost of retail deposits to 0.74%, and a 27 basis point decrease in average total funding cost to 0.85%.

2011 Compared to 2010

Tax equivalent net interest income in 2011 was $99.5 million, an increase of $3.0 million or 3.1% compared to $96.5 million in 2010.  Average interest earning assets decreased $27.9 million or 1.1% to $2.62 billion, while average loans decreased $84 million or 3.9% to $2.08 billion.  The average interest rate spread was 3.62% in 2011, an increase of 21 basis points from 3.41% in 2010. The net interest margin was 3.80% in 2011, an increase of 15 basis points from 3.65% in 2010. The re-pricing sensitivity of interest bearing liabilities outpaced interest earning assets during 2011 as approximately $442.0 million or approximately 54.7% of the CD portfolio re-priced resulting in a decrease of 41 basis points and 47 basis points for time deposits less than $100 thousand and greater than $100 thousand, respectively.  Additionally, the cost of funds associated with FHLB advances decreased 8 basis points as a few higher priced advances matured near the end of the year. The yield on average loans decreased 11 basis points in 2011, while the yield on investment securities decreased 31 basis points for the period. Interest expense as a percentage of average earning assets decreased to 0.93%, down 35 basis points from 1.28% in 2010, reflecting a 37 basis point decrease in average cost of retail deposits to 1.02%, and a 40 basis point decrease in average total funding cost to 1.12%.

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

The base net interest income simulation performed as of December 31, 2012, assumes interest rates are unchanged for the next 24 months. The simulation then assumes that rates are shocked up and down by 400 basis points in 100 basis point increments.  Given the absolute low level of interest rates, we have temporarily suspended analyses that assume rates move down by more than 100 basis points. The simulation analysis results are presented in the table below.  These results indicate that we would expect net interest income to increase over the next twelve months by 1.43% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 0.40% if rates shifted downward by 100 basis points.  Management also evaluates the impact on net interest income assuming a “most likely rate scenario” utilizing a rate forecast published by Global Insight and balance sheet growth projections provided by management. Under this scenario net interest income is anticipated to increase over the next twelve months by 4.35%. These profiles reflect a moderate interest rate risk position and are well within the guidelines set by policy.

Table 1 – Earnings at Risk simulation results
	Change in Net Interest Income
	Percentage	Amount
Change in Yield Curve:		(In thousands)
+400 basis points	4.13%	$3,881
+300 basis points	2.98%	2,800
+200 basis points	1.43%	1,339
+100 basis points	9.00%	87
Base case	-	-
-100 basis points	-0.40%	(379)
Most likely rate scenario	4.35%	4,084

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

The EVE analysis results are presented in the table below.  These results as of December 31, 2012 indicate that the EVE would increase 9.49% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 16.38% if rates shifted downward by 100 basis points.  Our risk position is outside the guidelines set by policy of negative 7.5% in the down 100 basis points scenario, but is considered manageable.  This is attributable to the absolute low level of rates in the current economic cycle and floors being reached on assets as deposits continue to re-price down, which negatively impacts economic value.

Table 2 – Economic Value of Equity simulation results
	Change in EVE
	Percentage	Amount
Change in Yield Curve:		(In thousands)
+400 basis points	10.27%	$48,076
+300 basis points	10.81%	50,606
+200 basis points	9.49%	44,418
+100 basis points	5.86%	27,461
Base case	-	-
-100 basis points	-16.38%	(76,683)
Most likely rate scenario	-2.42%	11,339

The following table presents net interest income on a fully taxable equivalent basis, interest rate spread and net interest margin for the years ending December 31, 2012, 2011 and 2010.

Table 3 – Daily average balances, income/expense and average yields earned and rates paid

	2012			2011			2010
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Loans receivable, net (1) (2)	$2,064,552	$103,382	5.01%	$2,077,067	108,117	5.21%	$2,161,387	$115,025	5.32%
Investment securities
Taxable	375,756	6,623	1.73%	274,660	7,049	2.53%	264,632	8,475	3.13%
Tax exempt (2)	135,096	7,894	5.75%	144,489	8,509	5.81%	111,296	6,653	5.96%
Total investments	510,852	14,517	2.80%	419,149	15,558	3.66%	375,928	15,128	3.97%
Interest bearing deposits	37,438	93	0.24%	99,582	231	0.23%	55,101	124	0.22%
Federal funds sold	6,702	17	0.25%	20,734	51	0.24%	52,001	127	0.24%
Total interest earning assets	2,619,544	118,009	4.50%	2,616,532	123,957	4.74%	2,644,417	130,404	4.93%
Allowance for loan losses	(29,824)			(32,588)			(37,649)
Total nonearning assets	355,921			346,482			369,976
Total assets	$2,945,641			$2,930,426			$2,976,744

LIABLILITIES AND STOCKHOLDERS EQUITY
Interest-bearing deposits
Interest checking	$599,289	$1,309	0.22%	$569,201	1,999	0.35%	$560,591	$3,363	0.60%
Money market	426,562	2,023	0.47%	430,572	3,757	0.87%	400,210	4,579	1.14%
Savings	309,757	928	0.30%	278,605	1,638	0.59%	227,197	1,844	0.81%
Time deposits:
Less than $100,000	489,029	6,955	1.42%	535,813	8,781	1.64%	604,831	12,394	2.05%
$100,000 and more	251,758	4,192	1.67%	265,778	4,942	1.86%	290,421	6,763	2.33%
Total interest-bearing deposits	2,076,395	15,407	0.74%	2,079,969	21,117	1.02%	2,083,250	28,943	1.39%

Federal funds purchased & repurchase agreements	1,105	26	2.31%	1,054	32	2.99%	982	29	2.91%
Federal Home Loan Bank advances	55,587	1,674	2.96%	64,932	2,158	3.28%	113,315	3,866	3.36%
Subordinated debt	32,991	1,372	4.09%	32,991	1,133	3.39%	32,991	1,074	3.21%
Total interest-bearing liabilities	2,166,078	18,479	0.85%	2,178,946	24,440	1.12%	2,230,538	33,912	1.52%
Demand deposits	337,264			311,792			304,178
Other liabilities	18,800			10,757			16,390
Total liabilities	2,522,142			2,501,495			2,551,106
Stockholders' equity	423,499			428,931			425,638

Total liabilities and stockholders' equity	$2,945,641			$2,930,426			$2,976,744

Net interest income (tax equivalent) (3)		$99,530			$99,517			$96,492
Average interest rate spread			3.65%			3.62%			3.41%
Interest expense as a percent of average earning assets			0.71%			0.93%			1.28%
Net interest margin			3.80%			3.80%			3.65%

(1) Includes nonaccrual loans.
(2) Income and yields are reported on a taxable equivlent basis using a 35% tax rate.
(3) The tax equivalent interest adjustments included in the yields presented above were $3.0 million, $3.1 million, and $2.5 million for each of the three years ended December 31.

The next table analyzes the changes in net interest income on a fully taxable equivalent basis for the periods broken down by their rate and volume components. The change in interest due to both rate and volume has been allocated proportionately to change due to volume versus change due to rate.

Table 4 – Analysis of changes in Net Interest Income
	Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:

Loans	$(603)	$(4,132)	$(4,735)	$(4,563)	$(2,345)	$(6,908)
Securities, taxable	2,145	(2,571)	(426)	279	(1,638)	(1,359)
Securities, tax-exempt	(529)	(86)	(615)	1,960	(171)	1,789
Federal funds sold and deposits in other banks	(184)	12	(172)	25	6	31
Total Interest Earning Assets	$829	$(6,777)	$(5,948)	$(2,299)	$(4,148)	$(6,447)

Interest Bearing Liabilities:

Time and savings deposits:
Interest checking	$84	$(774)	$(690)	$58	$(1,422)	$(1,364)
Money market	(27)	(1,707)	(1,734)	321	(1,143)	(822)
Savings	172	(882)	(710)	356	(562)	(206)
Time deposits
Less than $100,000	(710)	(1,116)	(1,826)	(1,313)	(2,300)	(3,613)
$100,000 and more	(263)	(487)	(750)	(538)	(1,283)	(1,821)
Total interest bearing deposits	(744)	(4,966)	(5,710)	(1,116)	(6,710)	(7,826)
Federal funds and repurchase agreements	1	(7)	(6)	2	1	3
Federal Home Loan Bank advances	(288)	(196)	(484)	(1,619)	(89)	(1,708)
Subordinated Debt	8	231	239	-	59	59
Total Interest Bearing Liabilities	(1,023)	(4,938)	(5,961)	(2,733)	(6,739)	(9,472)

Net Interest Income	$1,852	$(1,839)	$13	$434	$2,591	$3,025

NONINTEREST INCOME

Table 5 – 2012 and 2011 Noninterest income

(In thousands)	2012	2011	$	%
Retail banking fees	$15,424	$15,291	$133	0.9%
Fiduciary and brokerage fee income	5,202	4,946	256	5.2%
Mortgage banking-related fees	8,909	8,186	723	8.8%
Losses on mortgage indemnifications and repurchases	(593)	(232)	(361)	>100%
Gains on sale of premises and equipment	68	84	(16)	-19.0%
Gains on securities available for sale	528	509	19	3.7%
Losses on sale / impairment of foreclosed assets	(1,491)	(1,564)	73	-4.7%
Income from bank owned life insurance	1,768	1,298	470	36.2%
Insurance income	1,217	777	440	56.6%
Other operating income	3,311	1,756	1,555	88.6%
	$34,343	$31,051	$3,292	10.6%

  The increase in Retail banking fees was driven by a $165 thousand increase in analysis income and a $103 thousand increase in interchange income, partially offset by a net $121 thousand decrease in nonsufficient funds income.  Increased debit card penetration and the addition of new analysis accounts stabilized this income stream.
  The increase in Mortgage banking related fees was primarily driven by higher retail mortgage volume and increased margins on production.  Overall volume dropped when comparing 2012 to 2011 by approximately $117 thousand.  However, 2011 results included $251.0 million in wholesale mortgage production at a much lower margin.  The favorable interest rate environment in 2012 encouraged borrowers to refinance existing loans and drove much of the $134.3 million increase in retail mortgage production.
  The increase in Fiduciary and brokerage fee income was driven by higher fee realizations and increased assets under management.
  Losses on mortgage indemnifications and repurchases arise as third party investors identify problem loans previously sold with underwriting deficiencies.  These losses were largely associated with wholesale originations made during 2006 and 2007.
  Losses on the sale of foreclosed assets remained historically high in 2012 due to the continuation of elevated levels of nonperforming assets.  The foreclosed asset portfolio continues to decrease and our asset quality metrics have shown improvement as we continue to work out the problem assets.
  The increase in Income from bank owned life insurance is due mainly to the purchase of $10 million of additional insurance at the end of 2011 and the recognition of a full year of income on the holdings.
  Insurance income arises from pass-through income from our related entities.  Both Virginia Title Center and Bankers Insurance income increased year-over-year.
  The increase in Other operating income is primarily due to a $940 thousand increase in loan swap fee income.  In addition, 2011 reflects higher levels of losses on our investments in various community reinvestment funds.

Table 6 – 2011 and 2010 Noninterest income

(In thousands)	2011	2010	$	%
Retail banking fees	$15,291	$16,237	$(946)	-5.8%
Fiduciary and brokerage fee income	4,946	4,756	190	4.0%
Mortgage banking-related fees	8,186	9,388	(1,202)	-12.8%
Losses on mortgage indemnifications and repurchases	(232)	(2,265)	2,033	-89.8%
Gain on sale of financial center	-	748	(748)	-100.0%
Gains on sale of premises and equipment	84	199	(115)	-57.8%
Gains on securities available for sale	509	1,268	(759)	-59.9%
Losses on sale / impairment of foreclosed assets	(1,564)	(1,147)	(417)	36.4%
Income from bank owned life insurance	1,298	1,296	2	0.2%
Insurance income	777	603	174	28.9%
Other operating income	1,756	2,186	(430)	-19.7%
	$31,051	$33,269	$(2,218)	-6.7%

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
  Gains on the sale of securities held for sale were elevated during 2010 as we repositioned our mortgage backed securities holdings.  Security sales were reduced in 2011.
  Losses on the sale of foreclosed assets remained historically high in 2011 due to the continuation of elevated levels of nonperforming assets encountered during 2011 and 2010.  This was primarily due to poor real estate and general market conditions encountered during both years.

NONINTEREST EXPENSE

The following table presents the components of noninterest expense and the variance or percentage change.

Table 7 – 2012 and 2011 Noninterest Expense

(In thousands)	2012	2011	$	%
Compensation and employee benefits	$51,375	$50,200	$1,175	2.3%
Net occupancy	8,593	8,259	334	4.0%
Equipment	8,220	8,402	(182)	-2.2%
Amortization - intangible assets	1,549	1,651	(102)	-6.2%
Marketing	1,376	953	423	44.4%
State franchise taxes	2,255	2,384	(129)	-5.4%
FDIC Insurance	2,235	2,679	(444)	-16.6%
Data processing	2,929	2,721	208	7.6%
Professional fees	2,886	2,889	(3)	-0.1%
Telecommunications	1,660	1,647	13	0.8%
Other operating expense	12,050	12,498	(448)	-3.6%
	$95,128	$94,283	$845	0.9%

  Compensation and employee benefits increased due to an $824 thousand one-time charge associated with severance costs incurred as part of phase one of our cost save initiative.  In addition, the increase in revenue production led to higher production incentives for our multiple lines of business.
  The increase in net occupancy is associated with the additional costs arising from the opening of three additional full-service financial centers in 2012.
  The increase in marketing was driven by various branding initiatives, along with promoting the opening of three additional full-service financial centers in the Charlottesville, Richmond, and Virginia Beach markets.
  The FDIC assesses insurance rates on total assets less tangible equity.  Due to our high capital levels our FDIC insurance fee assessment rates decreased during 2012, and no special assessments were made.  We expect the assessment rate in 2013 to remain consistent with 2012 levels.
  The increase in data processing was due to a $75 thousand increase in our ATM and debit card expense and a $135 thousand increase in online service expense.  The retail line of business was heavily focused on increasing debit card penetration and alternative service delivery, leading to the additional expense.
  Other operating expense decreased due to our focus on improving our efficiency.  We saw decreases in controllables such as Supplies by $173 thousand, Postage of $130 thousand and Temporary employment service of $318 thousand.  These decreases were offset by an increase in Travel of $176 thousand associated with the opening of our three new financial centers in 2012.

Table 8 – 2011 and 2010 Noninterest Expense

(In thousands)	2011	2010	$	%
Compensation and employee benefits	$50,200	$45,898	$4,302	9.4%
Net occupancy	8,259	8,389	(130)	-1.5%
Equipment	8,402	8,401	1	0.0%
Amortization - intangible assets	1,651	1,651	-	0.0%
Marketing	953	1,146	(193)	-16.8%
State franchise taxes	2,384	2,216	168	7.6%
FDIC Insurance	2,679	5,518	(2,839)	-51.4%
Data processing	2,721	2,398	323	13.5%
Professional fees	2,889	2,600	289	11.1%
Telecommunications	1,647	1,686	(39)	-2.3%
Other operating expense	12,498	13,056	(558)	-4.3%
	$94,283	$92,959	$1,324	1.4%

  Compensation and employee benefits increased due to our efforts to enhance human capital in key senior management and line positions over the past eighteen months and reestablishment of incentive plans for revenue producing units.
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
  The decrease in Other operating expense is due to the decrease in loan originations, resulting in a decrease of $1.2 million in origination expenses.  This decrease was offset by increases of $148 thousand in credit investigation during the loan origination process and $529 thousand in additional costs associated with temporary employment as we filled positions during peak business times.

INCOME TAXES

For the year ended December 31, 2012, income tax expense was $8.1 million, resulting in an effective tax rate of 26.7% compared to a $4.6 million expense or 22.5% effective rate in 2011 and $1.7 million expense or 14.9% effective rate in 2010.  The increase in the effective rate when comparing 2012 to 2011 is due to the pretax earnings increase.  Pretax earnings increased in 2012 relative to the level of tax preference items resulting in an increase in the effective tax rate over the prior year.  The effective rate remains somewhat suppressed on a historical basis, but began to normalize in 2012 and 2011 along with the earnings stream.

The increase in the effective rate when comparing 2011 to 2010 is primarily due to the pretax earnings increase.  The tax preference items such as tax exempt interest income and earnings on BOLI were comparable between 2011 and 2010.  Pretax earnings increased in 2011 relative to the level of tax preference items resulting in an increase in the effective tax rate over the prior year.

FINANCIAL CONDITION

ASSET QUALITY

The ALLL represents an estimate, in management’s judgment, of the amount needed to absorb losses incurred through the reporting date on existing loans in the portfolio. The following table represents the activity in the allowance for loan losses.

Table 9 –Allowance for loan losses
	December 31,
(In thousands)	2012	2011	2010	2009	2008
Allowance for loan losses, January 1	$32,588	$37,649	$40,172	$30,464	$15,082
Loans Charged Off:
Construction and land development	2,140	5,646	9,266	18,017	8,575
Commercial real estate	3,634	4,917	3,965	1,157	2,626
Consumer real estate	4,210	5,173	8,294	3,639	3,025
Commercial and industrial (except those secured by real estate)	893	3,797	5,408	5,961	1,737
Consumer and other	213	394	645	2,173	2,228
Total Loans Charged Off	11,090	19,927	27,578	30,947	18,191

Recoveries:
Construction and land development	248	715	223	609	158
Commercial real estate	684	235	27	273	109
Consumer real estate	653	248	420	226	154
Commercial and industrial (except those secured by real estate)	887	481	713	607	315
Consumer and other	304	487	822	1,140	511
Total Recoveries	2,776	2,166	2,205	2,855	1,247
Net Charge-offs	8,314	17,761	25,373	28,092	16,944
Allowance acquired via acquisition	-	-	-	-	11,539
Provision for Loan Losses	5,550	12,700	22,850	37,800	20,787
Allowance for loan losses, December 31	$29,824	$32,588	$37,649	$40,172	$30,464

Ratio of allowance for loan losses to total loans outstanding at end of year	1.43%	1.60%	1.79%	1.84%	1.35%

Ratio of net charge-offs to average loans outstanding during the year	0.40%	0.86%	1.17%	1.24%	0.80%

The following table summarizes the allocation of the allowance for loan losses by loan type.

Table 10 - Allocation of allowance for loan losses
	December 31,
(In thousands)	2012	2011	2010	2009	2008
Allocation of allowance for loan losses, end of year
Construction and land development	$8,230	$9,856	$11,037	$17,867	$12,057
Commercial real estate	9,045	8,565	8,211	4,210	5,679
Consumer real estate	10,811	10,019	10,864	9,244	7,486
Commercial and industrial (except those secured by real estate)	1,642	4,059	7,388	7,655	3,752
Consumer and other	96	89	149	1,196	1,489
Total allowance for loan losses	$29,824	$32,588	$37,649	$40,172	$30,463
Ratio of loans to total year-end loans
Construction and land development	9.34%	10.57%	11.32%	12.47%	15.83%
Commercial real estate	44.28%	41.60%	41.89%	39.55%	37.10%
Consumer real estate	35.05%	37.23%	36.61%	35.95%	33.74%
Commercial and industrial (except those secured by real estate)	9.80%	9.35%	8.75%	9.60%	10.30%
Consumer and other	1.53%	1.25%	1.43%	2.43%	3.03%
	100.00%	100.00%	100.00%	100.00%	100.00%

The balance in the allowance and the allowance as a percentage of loans remains elevated on a historical basis, but continued to decrease in 2012 when compared to 2011 and 2010.  Changes in the allowance are further explained below:
  Continued decrease in exposure to construction and land development loans.  National and local housing trends have rebounded somewhat since materially deteriorating during 2009 with modest improvement in 2012.  As a part of the evaluation of the adequacy of the allowance, we monitor the number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability, elevated levels of foreclosure activity, new mortgage originations and foreclosed asset levels.  These metrics continue to indicate that some weakness remains in our residential markets, and we do not expect the trend to reverse substantially in 2013.  We have consciously and consistently reduced our exposure to this loan class by $20 million or 9.5%, from $215 million to $194 million at December 31, 2011 and 2012, respectively.
  Continued risk associated with commercial real estate loans.  We had $921 million of commercial real estate loans outstanding at December 31, 2012.  Of the $921 million, $106 million is tied to multi-family secured income producing loans and $803 million is associated with commercial real estate.  Due to the continued adverse impact to vacancy and lease rates due to the weakened economic environment, reduced consumer confidence levels and increased retail business failures, management perceived continued additional inherent risk associated with this category of loans in 2012 and slightly increased the reserve level to that noted in 2011.
  Though still elevated, levels of classified loans began decreasing from prior elevated levels.  The level of classified loans began to decrease in 2011 and continued to decrease in 2012, positively impacting the level of allocations required based upon historial loss experience and resulted in moderate provision release after three years of increased provisioning and allowance levels in 2008 through 2010.  Specific reserves continue to remain elevated amounting to $7.7 million, $5.7 million and $5.6 million at December 31, 2012, 2011 and 2010, respectively.  The $2.0 million increase in specific reserves noted when comparing 2012 to 2011 is attributable to two large non-owner occupied relationships with a net remaining basis of $4.8 million.
  Net charge-offs decreased compared to 2011 and 2010, but remained historically elevated.  Management was able to begin slightly lower charge-off factors when considering the losses currently inherent in the loan portfolio during the calculation of the allowance for loan losses due to the reduced levels of charge-offs experienced in 2012.
  Improvement in overall risk of loan portfolio.  We have continued to aggressively work through our asset quality issues encountered as a result of the economic environment of the past few years.  Criticized assets, which are those risk graded 6 or above, have decreased $36 million, or 16.3% from 2011.  We expect to continue this decreasing trend as we monitor those Criticized assets still in the portfolio, as well as continue managing our performing portfolio.
The loan portfolio mix indicates a shift away from construction and land development and consumer real estate and an increase in the commercial real estate and commercial and industrial categories.  The declining risks within the portfolio due to macroeconomic factors are reflected in lower provisioning throughout almost all loan segments.  The allocations within the portfolio remain relatively stable year over year.

Non-performing assets consist of our non-accrual loans, non-performing troubled-debt restructurings, and other property owned. Loans are generally placed on non-accrual status when the collection of principal and interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. As of December 31, 2012, we are not aware of any material performing loans with indications of possible credit problems that should be moved to non-accrual status. For those loans that are carried on non-accrual status, interest is generally recognized on a cash basis. The following table presents information concerning the aggregate amount of non-performing assets.

Table 11 - Non-performing assets

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Construction and land development	$8,716	$8,324	$15,143	$27,987	$24,624
Commercial real estate	10,224	12,223	8,060	7,910	2,978
Consumer real estate	13,945	9,272	12,460	13,714	6,348
Commercial and industrial (except those secured by real estate)	584	1,141	4,277	7,994	9,241
Consumer and other	32	25	26	84	427
Troubled debt restructurings	2,381	8,189	3,508	2,549	-
Foreclosed assets	5,760	8,575	10,894	4,505	4,627
Total non-performing assets	$41,642	$47,749	$54,368	$64,743	$48,245

Loans greater than 90 days still accruing	$182	$1,516	$1,910	$1,511	$854

Non-performing assets to total assets	1.38%	1.64%	1.85%	2.13%	1.63%
Non-performing assets to year-end loans and foreclosed assets	2.00%	2.34%	2.58%	2.96%	2.13%

If interest on nonaccrual loans had been recognized, such income would have approximated $1.8 million, $2.3 million, $3.8 million, $472 thousand, and $806 thousand for each of the five years ended December 31, 2012, respectively.  No interest income on nonaccrual and non-performing troubled debt restructurings was included in net income for any of the five years ended December 31, 2012.

Impaired loans totaled $49.3 million at December 31, 2012.  This total includes $41.6 million individually evaluated for impairment and $7.7 million of impaired loans that were collectively evaluated for impairment.  Interest is not typically accrued on impaired loans, however, all loans classified as TDRs are considered impaired.  At December 31, 2012, we had $25.6 million in loans considered TDRs and $23.2 million of these restructurings were accruing interest.  Interest income recognized on these TDRs was $1.3 million, $614 thousand and $433 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  On a cash basis, interest recognized on these TDRs was $1.3 million, $666 thousand and $475 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  Other than these loans designated as TDRs, no interest income has been recognized on impaired loans subsequent to their classification as impaired for the years ended December 31, 2012, 2011 and 2010.  We collectively evaluate smaller-balance homogenous loans for impairment, unless such loans are subject to a restructuring agreement.  Performing TDRs excluded from the impaired loan disclosure amounted to $23.2 million, $30.5 million and $39.7 million at December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, total non-performing assets totaled $41.6 million, a decrease of $6.1 million from 2011. Nonperforming assets remain at historically elevated levels and reflect the continuing challenges in the residential housing market and persisting credit quality issues in acquisition and development construction credits, commercial real estate credits and real estate mortgage loans.  The decrease in the level of non-performing assets is a result of continued efforts to accelerate the identification and resolution of problem credits by our special assets group, as evidenced by the $2.8 million or 32.8% decrease in foreclosed assets from $8.6 million at December 31, 2011 to $5.8 million at December 31, 2012.

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

INVESTMENT SECURITIES

The following table summarizes the carrying values of investment securities.

Table 12 – Investment securities

(In thousands)	2012	2011	2010
	Available for Sale	Available for Sale	Available for Sale
U. S. Treasuries	$20,000	$-	$-
U. S. Government agencies	249,496	152,467	103,253
State and municipals	148,666	159,515	136,823
Corporate bonds	1,852	4,618	6,904
Collateralized mortgage obligations	5,333	7,472	9,497
Mortgage backed securities	113,380	144,893	123,139
Other	14,749	8,999	1,615
Total investment securities	$553,476	$477,964	$381,231

The following table shows the maturities of available for sale debt and equity securities at amortized cost and market value as of December 31, 2012 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are shown on a tax equivalent basis, assuming a 35% federal income tax rate. We attempt to maintain diversity in our portfolio, maintain durations that are consistent with our asset/liability management and hold a significant allocation of securities in states and political subdivisions that provide tax benefits.
Table 13 – Maturities of available for sale securities

		Estimated	Weighted		Weighted
	Book	Fair	Average		Average
(In thousands)	Value	Value	Maturity		TE Yield
U.S. Treasuries
Within one year	$20,000	$20,000	0.02	years	-0.03%
U.S. Government agencies
Within one year	$3,246	$3,277	0.61	years	1.89%
After one year to five years	213,846	215,516	2.87	years	0.81%
After five years to ten years	30,573	30,703	6.29	years	1.23%
Total	247,665	249,496	3.26	years	0.88%
State and municipals
Within one year	$8,907	$9,047	0.47	years	5.78%
After one year to five years	16,908	17,869	2.32	years	5.10%
After five years to ten years	43,185	47,504	8.05	years	5.32%
After ten years	67,695	74,246	13.55	years	5.83%
Total	136,695	148,666	9.57	years	5.58%
Corporate bonds
Within one year	$501	$521	0.64	years	7.05%
After one year to five years	1,324	1,331	2.61	years	1.14%
Total	1,825	1,852	2.07	years	2.76%
Collateralized mortgage obligations
After ten years	$5,119	$5,333	25.59	years	3.11%
Total	5,119	5,333	25.59	years	3.11%
Mortgage backed securities
Within one year	$114	$119	0.46	years	4.29%
After one year to five years	5,519	5,636	4.46	years	1.55%
After five years to ten years	38,630	39,888	7.86	years	2.52%
After ten years	64,097	67,737	19.57	years	3.54%
Total	108,360	113,380	14.61	years	3.08%
Certificates of deposit
Within one year	$4,000	$4,000	0.63	years	1.05%
After one year to five years	9,749	9,749	3.21	years	1.02%
Total	13,749	13,749	2.46	years	1.03%
Total Fixed Income Securities
Within one year	$36,768	$36,964	0.25	years	1.78%
After one year to five years	247,346	250,101	2.88	years	1.13%
After five years to ten years	112,388	118,095	7.51	years	3.25%
After ten years	136,911	147,316	16.82	years	4.66%
Total	$533,413	$552,476	7.25	years	2.53%
Nonmaturity securities	1,000	1,000			1.75%
Total Securities	$534,413	$553,476			2.53%

There is no issuer of securities in which the aggregate book value of that issuer, other than securities of the U.S. Treasury and U.S. Government agencies, exceeds 10% of stockholders equity.

LOAN PORTFOLIO

At December 31, 2012, loans, net of unearned income and the allowance for loan losses, totaled $2.05 billion, an increase of $50.9 million or 2.5% from $2.00 billion in 2011.  The Commercial real estate portfolio amounted to $921.0 million at December 31, 2012, which is our largest loan type and represents 44.3% the total portfolio. At December 31, 2012, off balance sheet unused loan commitments and standby letters of credit amounted to $547.6 million, compared to $530.3 million at December 31, 2011.  These commitments may be secured or unsecured. On December 31, 2012, we had no concentration of loans to any one industry in excess of 10% of our loan portfolio.

The following table summarizes the loan receivable portfolio by loan type.

Table 14 - Loan portfolio by loan type
	December 31,
(In thousands)	2012	2011	2010	2009	2008
Construction and land development	$194,380	$214,667	$237,637	$272,585	$358,258
Commercial real estate	921,023	844,860	879,149	864,401	839,654
Consumer real estate	728,896	756,236	768,353	785,602	763,563
Commercial and industrial (except those secured by real estate)	203,840	189,887	183,693	209,898	233,090
Consumer and other	31,929	25,481	30,064	53,052	68,726
Total loans before deduction of unearned income	2,080,068	2,031,131	2,098,896	2,185,538	2,263,291
Plus: deferred (fees) costs	(475)	299	588	969	1,295
Total loans before allowance for loan losses	2,079,593	2,031,430	2,099,484	2,186,507	2,264,586
Less: allowance for loan losses	(29,824)	(32,588)	(37,649)	(40,172)	(30,464)
Net loans receivable	$2,049,769	$1,998,842	$2,061,835	$2,146,335	$2,234,122

The following tables set forth the contractual maturity of the loan portfolio as of December 31, 2012.

Table 15 - Loan portfolio contractual maturity
		After one
	One year	but less than	After five
(In thousands)	or less	five years	years	Total
Construction and land development	$127,493	$47,420	$19,467	$194,380
Commercial real estate	160,187	387,985	372,851	921,023
Consumer real estate	59,414	123,838	545,644	728,896
Commercial and industrial (except those secured by real estate)	28,039	141,643	34,158	203,840
Consumer and other	7,458	14,961	9,510	31,929
Total loans 1	$382,591	$715,847	$981,630	$2,080,068

1 Excluding loans held for sale and before deduction of unearned income and ALLL.

Table 16 – Loan portfolio contractual maturities over one year
	After one
	but less than	After five
(In thousands)	five years	years	Total
For maturities over one year:
Fixed rates	$388,757	$189,483	$578,240
Variable rates	327,090	792,147	1,119,237
Total	$715,847	$981,630	$1,697,477

DEPOSITS

Average deposits at December 31, 2012 amounted to $2.41 billion, an increase of $22 million or less than 1% from $2.39 billion in 2011.  The deposit mix has shifted somewhat as a result of disciplined time deposit pricing, seen in the movement from time deposits to interest checking and savings.  The overall cost of deposit funds decreased to 0.74% in 2012, compared to 1.02% in 2011, and 1.39% in 2010, reflecting the lower rate environment and despite increased competition for deposits in all years.

Table 17 – Average outstanding deposits and rates paid
	2012		2011		2010
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$337,264	-	$311,792	-	$304,178	-

Interest-bearing deposits:
Interest checking	599,289	0.22%	569,201	0.35%	560,591	0.60%
Money market	426,562	0.47%	430,572	0.87%	400,210	1.14%
Savings	309,757	0.30%	278,605	0.59%	227,197	0.81%
Time deposits:
Less than $100,000	489,029	1.42%	535,813	1.64%	604,831	2.05%
$100,000 and more	251,758	1.67%	265,778	1.86%	290,421	2.33%
Total interest-bearing deposits	$2,076,395	0.74%	$2,079,969	1.02%	$2,083,250	1.39%
Total average deposits	$2,413,659		$2,391,761		$2,387,428

Table 18 – Maturities of time deposits of $100,000 and over
(In thousands)
At December 31, 2012
Within three months	$34,296
Three to six months	25,234
Six to twelve months	38,707
Over twelve months	143,254
$241,491

BORROWINGS

Due to excess liquidity levels experience throughout 2012, we utilized a portion to repay maturing FHLB borrowings.  FHLB borrowings were curtailed by $5.0 million or 8.3% during the year with no additional advances offsetting these repayments.

The average balance outstanding of short-term borrowings did not exceed 30% of stockholders’ equity during the years ended December 31, 2012 or 2011.

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

The primary source of additional capital is earnings retention, which represents net income less dividends declared.  During 2012, we paid $6.0 million in dividends and retained $16.2 million, or 72.9% of net income.  Future dividends will be dependent upon our ability to generate earnings in future periods.  Stockholders’ equity increased by $17.5 million, reflecting $22.2 million of income, $573 thousand in other comprehensive income, $6.0 million in accrued and paid dividends, and increases to additional paid in capital of $737 thousand associated with the exercise of stock options and stock based compensation.

On December 19, 2012, we announced that our Board of Directors approved a share repurchase program authorizing 1,500,000 shares for repurchase at management’s discretion.  The repurchase program does not include price targets or time limits, may be executed through open market purchases or privately negotiated transactions and may be suspended at any time.  No repurchases were conducted in 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the consolidated company and our banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2012, and 2011, both the consolidated company and our subsidiary bank met all minimum capital adequacy requirements to which we are subject and are categorized as “well capitalized,” based on the most recent notification from the Federal Reserve Bank of Richmond.  These capital amounts and ratios are incorporated by reference to Note 20 of the Notes to Consolidated Financial Statements herein.  There are no conditions or events since the notification that management believes have changed the subsidiary bank’s category.

LIQUIDITY

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our bank subsidiary has available a $186.0 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of the consolidated company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management and shareholder related expenses. It also includes outflows associated with dividends to shareholders. The main sources of funding for the parent company are the management fees and dividends we receive from our banking subsidiary and availability on the equity market as deemed necessary. During 2012, the banking subsidiary paid $1.7 million in management fees and transferred $5.0 million in dividends to us.  As of January 1, 2013, the aggregate amount of additional unrestricted funds that could be transferred from the bank subsidiary without prior regulatory approval totaled $10.6 million, or 2.4% of consolidated net assets.  Loans and advances are limited to 10% of the banks’ common stock and capital surplus.  As of December 31, 2012, funds available for loans or advances by the bank to us, which is limited by the amount of collateral we have available to pledge, were approximately $2.4 million.  The parent company generated approximately $4.8 million in cash flow from operating activities in 2012 and paid dividends to stockholders of $6.0 million.  As of December 31, 2012, we had $7.3 million in cash and cash equivalents at the parent company level.

CONTRACTUAL OBLIGATIONS

The impact of our contractual obligations as of December 31, 2012 on liquidity and cash flow in future periods is as follows.

Table 19 – Contractual obligations
		Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Certificates of Deposit	$699,056	$314,531	$227,006	$157,519	$-
Subordinated Debt1	32,991	-	-	-	32,991
FHLB Borrowings	55,000	-	10,000	35,000	10,000
Operating Leases	9,681	2,115	3,295	2,001	2,270
Total	$796,728	$316,646	$240,301	$194,520	$45,261

1 The Subordinated debt securities represent two issues maturing on June 26, 2033 and July 17, 2034, respectively.  Both issues are currently callable.

Table 20 – Commitment Expiration by Period
		Commitment Expiration by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Commitments to extend credit	$524,836	$208,353	$115,712	$62,400	$138,371
Standby letters of credit	22,784	16,730	5,574	480	-
	$547,620	$225,083	$121,286	$62,880	$138,371

In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we had not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do have significant commitments to fund loans in the ordinary course of business.

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk.

Table 21 – Outstanding contracts with credit risk

(In thousands)	2012	2011
Commitments to extend credit	$524,836	$487,581
Standby letters of credit	22,784	42,702

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

We originate loans for sale to secondary market investors subject to contractually specified and limited recourse provisions through our banking subsidiary.  In 2012, we originated $294 million and sold $308 million to investors, compared to $406 million originated and $424 million sold in 2011.  At December 31, 2012, we had locked-rate commitments to originate mortgage loans amounting to approximately $7.5 million and loans held for sale of $37.8 million.  We have entered into commitments, on a best-effort basis to sell loans of approximately $45.3 million.  Risks arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any counterparty to fail to meet its obligations.

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

Allowance for Loan Losses

We consider the ALLL of $29.8 million appropriate to cover losses incurred in the loan portfolio as of December 31, 2012. However, no assurance can be given that we will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions, our ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan losses. Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in our markets may have an adverse impact on the current adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

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

We categorize all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are risk graded at inception through the credit approval process.  The definitions used were refined in early 2010 and are reviewed for applicability annually.

The risk grades are reviewed and formally affirmed quarterly by loan officers.  In addition, a certain percentage of business purpose credit exposure is reviewed each year through our internal loan review process.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers.  As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. We use the following definitions for risk ratings:

  Risk Grade 1 - Prime Risk.  Loss potential is rated as none or extremely low.  Loans fully secured by deposit accounts at the Company's subsidiary bank will also be rated as Risk Grade 1.
  Risk Grade 2 - Excellent Risk.  Loss potential is demonstrably low.  Loans have liquid financial statements or are secured by marketable securities or other liquid collateral.
  Risk Grade 3 - Good Risk.  Loss potential is low.  Asset quality and liquidity are considered good.  Overall leverage and liquidity measures are better than the industry in which the borrower operates and they are stable.
  Risk Grade 4 - Average Risk.  Loss potential is low, but evidence of risk exists.  Margins and cash flow generally equal or exceed industry norm and policy guidelines, but some inconsistency may be evident.  Asset quality is average with liquidity comparable to industry norms.  Leverage may be slightly higher than the industry, but is stable.
  Risk Grade 5 - Marginal Risk.  Loss potential is variable, but there is potential for deterioration.  Asset quality is marginally acceptable.  Leverage may fluctuate and is above normal for the industry.  Cash flow is marginally adequate.
  Risk Grade 6 - Special Mention.  Loss potential moderate if corrective action not taken.  Evidence of declining revenues or margins, inadequate cash flow, and possibly high leverage or tightening liquidity.
  Risk Grade 7 - Substandard.  Distinct possibility of loss to the bank, but no discernible impairment.  Repayment ability of borrower is weak and the loan may have exhibited excessive overdue status, extension, or renewals.
  Risk Grade 8 - Doubtful.  Loss potential is extremely high.  Ability of the borrower to service the debt is weak, constant overdue status, loan has been placed on non-accrual status and no definitive repayment schedule exists.
  Risk Grade 9 - Loss.  Loans are considered fully uncollectible and charged off.
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

Accrued Losses Associated With Indemnification Agreements

In certain loan sales, we provide recourse through standard representations and warranties to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  The maximum exposure to loss represents the outstanding principal balance of the loans sold that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral.  At December 31, 2012, $252 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $593 thousand, $232 thousand and $2.3 million were recognized during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets

We have an aggregate goodwill balance of $113.7 million associated with previous merger transactions.  Goodwill is associated with the commercial banking segment, as wealth management and mortgage banking were deemed immaterial at the time of assignation.  For purposes of testing goodwill for impairment in 2012, we used multiple variations of market based approaches to value our reporting units. The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of our peer group for the reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value. We tested for impairment of the goodwill and intangible assets as of the annual assessment date, which is October 1.

Testing goodwill for impairment is a two-step process. The first step of the goodwill impairment test, which we employed in our analysis, involves estimating the fair value of the equity of the reporting unit. For purposes of this assignment, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This type of value reflects the premise of value-in-use. Value-in-use is derived from the on-going operations of the business.

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

In 2012, based on the results of the first step of the impairment test, we determined that the carrying amount of goodwill did not exceed its estimated fair value at the valuation date of October 1. Because the carrying amount did not exceed the fair value, management did not perform the second step of the goodwill impairment test.  Management considered the factors noted above that could lead to impairment between October 1, 2012 and December 31, 2012 and evaluated our overall business and the trading level of our stock in relation to both its book value and tangible book value.  Based on these inputs, management concluded that no indications of impairment were present. Should management determine in a future period that the goodwill recorded in connection with acquisitions has been impaired, then a charge to earnings will be recorded in the period such determination is made.

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

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure.

Table 22 – Efficiency ratio recalculation

	For the year ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Noninterest expense	$95,128	$94,283	$92,959	$93,661	$88,860
Less:
Amortization of intangible assets	1,549	1,651	1,651	1,730	1,568
Adjusted noninterest expense	93,579	92,632	91,308	91,931	87,292

Net interest income (tax equivalent)	99,530	99,517	96,492	91,731	100,752
Noninterest income	34,343	31,051	33,269	26,140	24,291
Less:
Gains on sale of securities available for sale	528	509	1,268	45	186
Losses on sale / impairment of foreclosed assets	(1,491)	(1,564)	(1,147)	(1,810)	(2,497)
Impairments of equity securities available for sale	-	-	(110)	(2,525)	(274)
Gain on sale of financial center	-	-	748	-	-
Net revenues	134,836	131,623	129,002	122,161	127,628

Efficiency ratio	69.4%	70.4%	70.8%	75.3%	68.4%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of StellarOne Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and other financial information included in this Annual Report on Form 10-K.  The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of the company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States of America.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management conducted an assessment of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2012.

Grant Thornton LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears hereafter in Item 9A of this Annual Report on Form 10-K.
/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Audit – Tax – Advisory

Grant Thornton LLP
201 S. College Street Suite 2500 Charlotte, NC 28244
Board of Directors and Shareholders	T 704.632.3500 F 704.334.7701 www.GrantThornton.com
StellarOne Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of StellarOne Corporation (a Virginia corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StellarOne Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
March 15, 2013

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

Consolidated Balance Sheets
As of December 31
(Dollars in Thousands)
	2012	2011
Assets
Cash and due from banks	$55,546	$40,931
Federal funds sold	1,552	21,117
Interest-bearing deposits in banks	32,851	37,922
Cash and cash equivalents	89,949	99,970
Investment securities, at fair value	553,476	477,964
Mortgage loans held for sale	37,778	42,027
Loans receivable, net of allowance for loan losses, 2012, $29,824; 2011, $32,588	2,049,769	1,998,842
Premises and equipment, net	72,060	74,602
Accrued interest receivable	8,265	8,908
Core deposit intangibles, net	3,462	5,011
Goodwill	113,652	113,652
Bank owned life insurance	44,182	42,413
Foreclosed assets	5,760	8,575
Other assets	44,851	45,964
Total assets	$3,023,204	$2,917,928

Liabilities
Deposits:
Noninterest-bearing	$362,713	$310,756
Interest-bearing	2,121,611	2,084,844
Total deposits	2,484,324	2,395,600
Federal Home Loan Bank advances	55,000	60,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,682	2,122
Deferred income tax liability	3,810	2,654
Other liabilities	13,755	10,388
Total liabilities	2,591,562	2,503,755

Stockholders' Equity
Preferred stock; no par value; 5,000,000 share authorized; no shares issued and outstanding	-	-
Common stock; $1 par value; 35,000,000 shares authorized; 2012: 22,889,091 shares issued and outstanding; 2011: 22,819,000 shares issued and outstanding	22,889	22,819
Additional paid-in capital	271,747	271,080
Retained earnings	127,099	110,940
Accumulated other comprehensive income	9,907	9,334
Total stockholders' equity	431,642	414,173
Total liabilities and stockholders' equity	$3,023,204	$2,917,928

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31
(Dollars in Thousands, except per share data)
	2012	2011	2010
Interest and Dividend Income
Loans, including fees	$103,192	$107,999	$114,828
Federal funds sold and deposits in other banks	110	282	251
Investment securities:
Taxable	6,623	7,049	8,475
Tax-exempt	5,131	5,531	4,368
Total interest income	115,056	120,861	127,922

Interest Expense
Deposits	15,407	21,117	28,943
Federal funds purchased and securities sold under agreements to repurchase	26	32	29
Federal Home Loan Bank advances	1,674	2,158	3,866
Subordinated debt	1,372	1,133	1,074
Total interest expense	18,479	24,440	33,912
Net interest income	96,577	96,421	94,010
Provision for loan losses	5,550	12,700	22,850
Net interest income after provision for loan losses	91,027	83,721	71,160

Noninterest Income
Retail banking fees	15,424	15,291	16,237
Fiduciary and brokerage fee income	5,202	4,946	4,756
Mortgage banking-related fees	8,909	8,186	9,388
Losses on mortgage indemnifications and repurchases	(593)	(232)	(2,265)
Gain on sale of financial center	-	-	748
Gains on sale of premises and equipment	68	84	199
Gains on securities available for sale	528	509	1,268
Losses on sale / impairments of foreclosed assets	(1,491)	(1,564)	(1,147)
Income from bank owned life insurance	1,768	1,298	1,296
Insurance income	1,217	777	603
Other operating income	3,311	1,756	2,186
Total noninterest income	$34,343	$31,051	$33,269

The accompanying notes are an integral part of these consolidated financial statements.

	2012	2011	2010
Non-interest Expense
Compensation and employee benefits	$51,375	$50,200	$45,898
Net occupancy	8,593	8,259	8,389
Equipment	8,220	8,402	8,401
Amortization-intangible assets	1,549	1,651	1,651
Marketing	1,376	953	1,146
State franchise taxes	2,255	2,384	2,216
FDIC insurance	2,235	2,679	5,518
Data processing	2,929	2,721	2,398
Professional fees	2,886	2,889	2,600
Telecommunications	1,660	1,647	1,686
Other operating expenses	12,050	12,498	13,056
Total noninterest expense	95,128	94,283	92,959

Income before income taxes	30,242	20,489	11,470
Income tax expense	8,079	4,604	1,705
Net income	$22,163	$15,885	$9,765
Dividends and accretion on preferred stock	-	(2,455)	(1,865)
Net income available to common shareholders	$22,163	$13,430	$7,900

Basic net income per common share available to common shareholders	$0.96	$0.59	$0.35

Diluted net income per common share available to common shareholders	$0.96	$0.59	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the Years Ended December 31
(Dollars in Thousands)

	2012		2011		2010
Net income		$22,163		$15,885		$9,765
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period
(net of tax 2012: $620, 2011: $3,659, 2010: $429)	$1,153		$6,796		$797
Reclassification adjustment
(net of tax 2012: $185, 2011: $178, 2010: $405)	(343)		(331)		(753)
Change in pension and post retirement liability
(net of tax 2012: $104, 2011: $127, 2010: $125)	193		(236)		(231)
Change in cash flow hedge market value
(net of tax 2012: $232, 2011: $316, 2010: $34)	(430)		(586)		64
Other comprehensive income (loss)		573		5,643		(123)
Total comprehensive income		$22,736		$21,528		$9,642

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31
(Dollars in Thousands)
					Accumulated
					Other
			Additional		Compre-
	Preferred	Common	Paid-In	Retained	hensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2009	$28,398	$22,661	$268,965	$96,947	$3,814	$420,785
Net income	-	-	-	9,765	-	9,765
Other comprehensive loss	-	-	-	-	(123)	(123)
Cash dividends paid or accrued:
Common ($.16 per share)	-	-	-	(3,659)	-	(3,659)
Preferred cumulative 5%	-	-	-	(1,500)	-	(1,500)
Accretion on preferred stock discount	365	-	-	(365)	-	-
Stock-based compensation expense (26,615 shares)	-	27	631	-	-	658
Exercise of stock options (60,322 shares)	-	60	451	-	-	511
Balance, December 31, 2010	$28,763	$22,748	$270,047	$101,188	$3,691	$426,437
Net income	$-	$-	$-	$15,885	$-	$15,885
Other comprehensive income	-	-	-	-	5,643	5,643
Cash dividends paid or accrued:
Common ($.16 per share)	-	-	-	(3,678)	-	(3,678)
Preferred cumulative 5%	-	-	-	(1,218)	-	(1,218)
Accretion on preferred stock discount	324	-	-	(324)	-	-
Repurchase of preferred stock issued to the U.S. Treasury and associated accelerated accretion	(29,087)	-	-	(913)	-	(30,000)
Stock-based compensation expense (39,018 shares)	-	39	755	-	-	794
Exercise of stock options (31,920 shares)	-	32	278	-	-	310
Balance, December 31, 2011	$-	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	$-	$-	$-	$22,163	$-	$22,163
Other comprehensive income	-	-	-	-	573	573
Common dividends paid ($.26 per share)	-	-	-	(6,004)	-	(6,004)
Stock-based compensation expense (66,899 shares)	-	67	879	-	-	946
Exercise of stock options (3,192 shares)	-	3	(212)	-	-	(209)
Balance, December 31, 2012	$-	$22,889	$271,747	$127,099	$9,907	$431,642

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31
(In Thousands)
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$22,163	$15,885	$9,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,263	6,492	6,801
Amortization of intangible assets	1,549	1,651	1,651
Provision for loan losses	5,550	12,700	22,850
Deferred tax expense	1,156	2,215	271
Employee benefit plan expense	223	191	178
Stock-based compensation expense	946	794	658
Losses / impairments of foreclosed assets	1,491	1,149	1,147
Losses on mortgage indemnifications and repurchases	593	232	2,265
Gains on sale of premises and equipment	(68)	(84)	(199)
Gain on sale of financial center	-	-	(748)
Gains on sale of securities available for sale	(528)	(509)	(1,268)
Mortgage banking-related fees	(8,909)	(8,186)	(9,388)
Proceeds from sale of mortgage loans	307,640	424,368	526,618
Origination of mortgage loans for sale	(294,482)	(406,487)	(524,787)
Amortization of securities premiums and accretion of discounts, net	1,914	1,593	1,672
Income on bank owned life insurance	(1,769)	(1,298)	(1,296)
Changes in assets and liabilities:
Decrease in accrued interest receivable	643	409	142
Decrease in other assets	2,645	7,995	6,311
Decrease in accrued interest payable	(440)	(156)	(1,348)
Increase (decrease) in other liabilities	1,505	1,364	(4,210)
Net cash provided by operating activities	$48,085	$60,318	$37,085

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$134,405	$129,617	$127,279
Proceeds from sales of securities available for sale	55,362	13,836	29,469
Purchase of securities available for sale	(265,421)	(231,318)	(159,561)
Proceeds from maturities and principal payments of securities held to maturity	-	-	425
Net (increase) decrease in loans	(60,653)	43,226	47,732
Purchase of bank owned life insurance	-	(10,000)	-
Proceeds from sale of premises and equipment	1,469	145	1,014
Purchase of premises and equipment	(6,685)	(3,680)	(3,333)
Proceeds from sale of foreclosed assets	5,906	8,030	6,516
Net cash (used) provided by investing activities	$(135,617)	$(50,144)	$49,541

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$171,427	$35,578	$116,613
Net decrease in certificates of deposit	(82,703)	(26,082)	(166,631)
Principal payments on Federal Home Loan Bank advances	(5,000)	(25,000)	(45,000)
Exercise of stock options	(209)	310	511
Repurchase of preferred stock issued to the U.S. Treasury	-	(30,000)	-
Cash dividends paid	(6,004)	(4,896)	(5,159)
Net cash provided (used) by financing activities	$77,511	$(50,090)	$(99,666)

Decrease in cash and cash equivalents	$(10,021)	$(39,916)	$(13,040)

Cash and Cash Equivalents
Beginning	99,970	139,886	152,926
Ending	$89,949	$99,970	$139,886

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$18,919	$28,839	$39,816
Income taxes	$6,569	$2,310	$2,300

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$4,565	$7,067	$14,052

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)
Note 1.  Significant Accounting Policies

Nature of Operations and Consolidation

StellarOne Corporation is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking subsidiary is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFGLLT and FNBST, both of which are associated with our subordinated debt issuances and are not subject to consolidation.  In addition, we hold a 24.6% membership interest in Virginia Title Center, LLC.  We account for this investment under the equity method, due to the fact that we exercise significant influence over the company.  The consolidated statements include the accounts of the company and our wholly-owned subsidiary. All significant intercompany accounts have been eliminated.

Through our subsidiary bank, we provide a full array of banking services through fifty-four full-service financial centers throughout Virginia. Among such services are those traditionally offered by banks including commercial and consumer demand and time deposit accounts, mortgage, comprehensive wealth management, financial and estate-planning services, and commercial and consumer loans.  We also provide a network of automated transaction locations, phone banking and a transactional internet banking product.

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

The determination of the ALLL and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2012, the ALLL is adequate and the valuation of real estate associated with specific reserves is appropriate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the ALLL.

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

Concentrations and Restrictions in Cash and Cash Equivalents

We maintain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions.  We were required to have $10 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory daily average reserve and clearing requirements as of December 31, 2011.  We reduced our clearing balance requirement to zero in March 2012, which remained at December 31, 2012. These deposits with the Federal Reserve Bank did not earn interest.

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

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value.  Except for realized losses charged to earnings for other-than-temporary-impairment deemed to be credit-related, unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are included in accumulated other comprehensive income  in stockholders’ equity until realized.  The initial classification of securities is determined at the date of purchase.  We do not have any pooled or private label trust preferred securities.

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

As of December 31, 2012 and 2011, we held no equity securities in our investment portfolio.

We are a member of the Federal Reserve Bank and the FHLB and are required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $18.3 million and $20.1 million at December 31, 2012 and 2011, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

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

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2012.

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

As is customary in such sales, we provide indemnifications to the buyers under certain circumstances, mainly standard representations and warranties. These indemnifications may include our repurchase of loans.  Repurchases and losses since 2009 have been elevated and we currently have an allowance recorded for expected losses.

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

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  We determine the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Due to high correlation between rate lock commitments and best efforts contracts, no significant gains or losses have occurred on the rate lock commitments for the years ended December 31, 2012, 2011 or 2010.

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
  At the time of restructure, the loan was made at or above a market rate of interest.
  The loan has shown at least 6 months of payment performance in accordance with the restructured terms.
  The loan has been reported as a TDR in at least one annual filing on Form 10-K.
Annually during the second quarter, we review those loans designated as TDRs for compliance with the previously stated criteria to determine which can be removed from the designation.

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
  collateral values,
  loan volumes and concentrations,
  seasoning of the loan portfolio,
  specific industry conditions within portfolio segments,
  recent loss experience in particular segments of the portfolio, duration of the current business cycle, and
  bank regulatory examination results.
The total of specific reserves required for impaired classified loans and the calculated reserves comprise the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining whether a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Additionally, management’s policy is generally to evaluate only those loans greater than $500 thousand for impairment and treat smaller credits as part of homogeneous pools to be evaluated collectively. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over three years.  Depreciation and amortization are recorded on the straight-line method.  We did not record any impairment of long-lived assets for the years ended December 31, 2012, 2011, and 2010.

Goodwill and Intangible Assets

We have an aggregate goodwill balance of $113.7 million associated with previous merger transactions.  Goodwill is associated with the commercial banking segment, as wealth management and mortgage banking were deemed immaterial at the time of allocation.  For purposes of testing goodwill for impairment in 2012, we used multiple variations of market based approaches to value our reporting units. The market approach applies a market multiple, based on observed purchase transactions and/or price/earnings of our peer group for the reporting unit, to the last twelve months of net income or earnings before income taxes, depreciation and amortization or price/tangible book value.

Testing goodwill for impairment is a two-step process. The first step of the goodwill impairment test, which we employed in our analysis, involves estimating the fair value of the equity of the reporting unit. For purposes of this assignment, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This type of value reflects the premise of value-in-use. Value-in-use is derived from the on-going operations of the business.

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

In 2012, based on the results of the first step of the impairment test, we determined that the carrying amount of goodwill did not exceed its estimated fair value at the valuation date of October 1. Because the carrying amount did not exceed the fair value, management did not perform the second step of the goodwill impairment test.  Management considered factors that could lead to impairment between October 1, 2012 and December 31, 2012, and evaluated our overall business and the trading level of our stock in relation to both its book value and tangible book value.  Based on these inputs, management concluded that no indications of impairment were present. Should management determine in a future period that the goodwill recorded in connection with acquisitions has been impaired, then a charge to earnings will be recorded in the period such determination is made.

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

Short-Term Borrowings

We had uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks at December 31, 2012.

The average balance outstanding of short-term borrowings did not exceed 30 percent of stockholders’ equity during the years ended December 31, 2012 and 2011.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Management has not taken any tax positions that it deems to be considered uncertain.  The IRS has examined our 2009 tax return.

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

There were no options granted during 2012, 2011 or 2010.

Earnings Per Common Share

Earnings per common share represents net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options, as well as any adjustment to income that would result from the assumed issuance.  The effects of stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Potential common shares that may be issued relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Advertising

The costs of advertising are expensed as incurred.  Advertising expense of $1.4 million, $953 thousand, and $1.1 million were incurred in 2012, 2011 and 2010, respectively.  This expense is included as the marketing line item on the Consolidated Income Statement.

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

Management has determined that we have three reportable segments, Commercial Banking, Mortgage Banking and Wealth Management.  Please see Note 19 for more information on our reportable segments.

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

Please see the fair value tables in Note 18.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

U.S. Treasury Capital Purchase Program

We were a participant in the U.S. Treasury Capital Purchase Program until December 28, 2011, when we completed our repurchase of preferred stock.  During 2011, we repurchased the 30,000 shares of preferred stock originally issued on December 19, 2008, accelerating the accretion of $913 thousand discount and recording a total reduction in shareholders’ equity of $30 million.  The 302,622 common stock warrants issued at the inception of the CPP purchase as a condition to our participation expire December 19, 2018 and remain outstanding.

Recently issued accounting pronouncements

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under USGAAP to be reclassified in its entirety to net income.  For other amounts that are not required under USGAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under USGAAP that provide additional detail about those amounts.  This Update becomes effective for public entities prospectively for reporting periods beginning after December 15, 2012.  We will adopt the guidance effective the first quarter of 2013 and we do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 2.  Investment Securities

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of December 31, 2012 and 2011 are as follows:

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasuries	$20,000	$-	$-	$20,000
U. S. Government agencies	247,665	1,848	(17)	249,496
State and municipals	136,695	11,971	-	148,666
Corporate bonds	1,825	27	-	1,852
Collateralized mortgage obligations	5,119	214	-	5,333
Mortgage backed securities	108,360	5,020	-	113,380
Other	14,749	-	-	14,749
Total	$534,413	$19,080	$(17)	$553,476

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U. S. Government agencies	$151,155	$1,370	$(58)	$152,467
State and municipals	148,933	10,582	-	159,515
Corporate bonds	4,478	140	-	4,618
Collateralized mortgage obligations	7,251	221	-	7,472
Mortgage backed securities	139,330	5,563	-	144,893
Other	8,999	-	-	8,999
Total	$460,146	$17,876	$(58)	$477,964

Other investments consist of Certificates of Deposit and investments in Small Business Administration loan funds.  The carrying value of securities pledged to secure deposits and for other purposes amounted to $194.9 million and $157.4 million at December 31, 2012 and 2011, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The amortized cost and estimated fair value of securities available for sale as of December 31, 2012 are shown below, by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	2012
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$36,768	$36,964
Due after one year through five years	247,346	250,101
Due after five years through ten years	112,388	118,095
Due after ten years	136,911	147,316
Other	1,000	1,000
Total	$534,413	$553,476

Information pertaining to sales and calls of securities available for sale is as follows:
	Twelve Months Ended
	December 31,
	2012	2011	2010

Proceeds from sales/calls	$88,862	$59,829	$53,305
Gross realized gains	529	517	1,423
Gross realized losses	(1)	(8)	(155)
Tax provision	185	178	405

Information pertaining to securities with gross unrealized losses at December 31, 2012, and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2012
U.S. Government agencies	$5,003	$17	$-	$-	$5,003	$17
Total temporarily impaired securities	$5,003	$17	$-	$-	$5,003	$17

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2011
U.S. Government agencies	$42,710	$58	$-	$-	$42,710	$58
Total temporarily impaired securities	$42,710	$58	$-	$-	$42,710	$58

There are no securities that have unrealized losses greater than twelve months as of December 31, 2012 or 2011. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors, which is mainly changes in market rates, is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

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

Our loan portfolio is composed of the following:
	December 31,
	2012	2011
Construction and land development:
Residential	$45,308	$49,995
Commercial	149,072	164,672
Total construction and land development	194,380	214,667
Commercial real estate:
Commercial real estate - owner occupied	343,944	317,976
Commercial real estate - non-owner occupied	458,646	417,658
Farmland	12,099	15,756
Multifamily, nonresidential and junior liens	106,334	93,470
Total commercial real estate	921,023	844,860
Consumer real estate:
Home equity lines	246,806	263,035
Secured by 1-4 family residential, secured by first deeds of trust	447,400	450,667
Secured by 1-4 family residential, secured by second deeds of trust	34,690	42,534
Total consumer real estate	728,896	756,236
Commercial and industrial loans (except those secured by real estate)	203,840	189,887
Consumer and other:
Consumer installment loans	26,697	20,216
Deposit overdrafts	3,677	3,526
All other loans	1,555	1,739
Total consumer and other	31,929	25,481
Total loans	2,080,068	2,031,131
Deferred loan (fees) costs	(475)	299
Allowance for loan losses	(29,824)	(32,588)
Net loans	$2,049,769	$1,998,842

As of December 31, 2012 and 2011, the book value of loans pledged as collateral for advances outstanding with the FHLB of Atlanta totaled $360.9 million and $642.6 million, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	2012	2011	2012	2011
Construction and land development	$9,400	$8,324	$-	$-
Commercial real estate	10,224	15,055	-	1,416
Consumer real estate	15,642	14,629	179	-
Commercial and industrial loans (except those secured by real estate)	584	1,141	-	96
Consumer and other	32	25	3	4
Total	$35,882	$39,174	$182	$1,516

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $1.8 million, $2.3 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by portfolio segment:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
December 31, 2012
Construction and land development	$2,283	$2,430	$-	$9,400	$14,113	$180,267	$194,380
Commercial real estate	6,529	5,980	-	10,224	22,733	898,290	921,023
Consumer real estate	7,899	6,879	179	15,642	30,599	698,297	728,896
Commercial and industrial loans (except those secured by real estate)	615	338	-	584	1,537	202,303	203,840
Consumer and other	231	101	3	32	367	31,562	31,929
Total loans	$17,557	$15,728	$182	$35,882	$69,349	$2,010,719	$2,080,068

December 31, 2011
Construction and land development	$7,268	$397	$-	$8,324	$15,989	$198,678	$214,667
Commercial real estate	5,125	2,856	1,416	15,055	24,452	820,408	844,860
Consumer real estate	14,818	2,661	-	14,629	32,108	724,128	756,236
Commercial and industrial loans (except those secured by real estate)	714	264	96	1,141	2,215	187,672	189,887
Consumer and other	297	59	4	25	385	25,096	25,481
Total loans	$28,222	$6,237	$1,516	$39,174	$75,149	$1,955,982	$2,031,131

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

The look-back period for calculating historical losses is four years.  This period was increased to four years in the first quarter of 2012, from three years.  Management believes this period more appropriately reflects the current credit cycle and accurately reflects the risk in the loan portfolio.  The four year look-back period includes the higher credit losses beginning in 2008 attributable to the economic downturn.  The most current 12 month period continues to be heavily weighted as management considers it to be the most relevant indicator of current economic conditions.  An additional soft factor to capture the additional risk associated with the level of nonaccrual consumer real estate loans was also added in the first quarter.  These refinements to the ALLL calculation were not significant to the provision expense or the overall consolidated financial statements.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Activity in the allowance for loan losses is as follows:
	Year Ended December 31, 2012
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2012	$9,856	$8,565	$10,019	$4,059	$89	$32,588
Provisions for loan losses	266	3,430	4,349	(2,411)	(84)	5,550
Loans charged off	(2,140)	(3,634)	(4,210)	(893)	(213)	(11,090)
Recoveries	248	684	653	887	304	2,776
Net charge-offs	(1,892)	(2,950)	(3,557)	(6)	91	(8,314)

Balance, December 31, 2012	$8,230	$9,045	$10,811	$1,642	$96	$29,824

	Year Ended December 31, 2011
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2011	$11,037	$8,211	$10,864	$7,388	$149	$37,649
Provisions for loan losses	3,750	5,036	4,080	(13)	(153)	12,700
Loans charged off	(5,646)	(4,917)	(5,173)	(3,797)	(394)	(19,927)
Recoveries	715	235	248	481	487	2,166
Net charge-offs	(4,931)	(4,682)	(4,925)	(3,316)	93	(17,761)

Balance, December 31, 2011	$9,856	$8,565	$10,019	$4,059	$89	$32,588

	Year Ended December 31, 2010
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Loans
Balance, January 1, 2010	$17,867	$4,210	$9,244	$7,655	$1,196	$40,172
Provisions for loan losses	2,213	7,939	9,494	4,428	(1,224)	22,850
Loans charged off	(9,266)	(3,965)	(8,294)	(5,408)	(645)	(27,578)
Recoveries	223	27	420	713	822	2,205
Net charge-offs	(9,043)	(3,938)	(7,874)	(4,695)	177	(25,373)

Balance, December 31, 2010	$11,037	$8,211	$10,864	$7,388	$149	$37,649

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the years ended December 31, 2012 and 2011.  TDRs that have been subsequently removed from impaired status in years subsequent to the restructuring are not presented in the table.

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except Those Secured by Real Estate)	Consumer and Other	Total
2012
Allowance for loan losses:
Individually evaluated for impairment	$4,423	$2,767	$640	$-	$-	$7,830
Collectively evaluated for impairment	3,807	6,278	10,171	1,642	96	21,994
Total ending allowance	$8,230	$9,045	$10,811	$1,642	$96	$29,824

Loans:
Individually evaluated for impairment	$12,686	$23,006	$5,919	$-	$-	$41,611
Collectively evaluated for impairment	181,694	898,017	722,977	203,840	31,929	2,038,457
Total loans	$194,380	$921,023	$728,896	$203,840	$31,929	$2,080,068

2011
Allowance for loan losses:
Individually evaluated	$4,071	$1,088	$562	$-	$-	$5,721
Collectively evaluated	5,785	7,477	9,457	4,059	89	26,867
Total ending allowance	$9,856	$8,565	$10,019	$4,059	$89	$32,588

Loans:
Individually evaluated for impairment	$15,218	$13,730	$5,325	$-	$-	$34,273
Collectively evaluated for impairment	199,449	831,130	750,911	189,887	25,481	1,996,858
Total loans	$214,667	$844,860	$756,236	$189,887	$25,481	$2,031,131

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

Impaired loans totaled $49.3 million and $52.8 million at December 31, 2012 and 2011, respectively.  Included in these balances were $25.6 million and $38.7 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at December 31, 2012 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

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

• At the time of restructure, the loan was made at a market rate of interest.
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

Annually during the second quarter, we review those loans designated as TDRs for compliance with the previously stated criteria as part of our ongoing monitoring of the performance of modified loans.  During 2012, we removed $3.6 million in consumer 1-4 family residential mortgage loans from impaired status, due to the loans meeting the performance criteria.

The following table provides information on performing and nonperforming restructures for the periods presented:
	December 31,
	2012	2011
Performing restructurings:
Construction and land development	$5,962	$9,946
Commercial real estate	7,004	5,029
Consumer real estate	10,278	15,556
Total performing restructurings	$23,244	$30,531

Nonperforming restructurings:
Construction and land development	$380	$-
Commercial real estate	116	2,832
Consumer real estate	1,885	5,357
Total nonperforming restructurings	$2,381	$8,189

Total restructurings	$25,625	$38,720

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

The following table provides information about TDRs identified during the specified periods and those loans identified as TDRs within the prior 12 month timeframe that subsequently defaulted.  Defaults are those TDRs that went greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs (In thousands, except number of contracts):

	Modifications for the period ended,
	December 31, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2,201	$2,201
Commercial real estate	3	1,943	2,017
Consumer real estate	2	986	1,275
Total Troubled Debt Restructurings	6	$5,130	$5,493

None of these TDRs subsequently defaulted in 2012.

	Modifications for the period ended,
	December 31, 2011

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	16	$7,423	$7,246
Commercial real estate	5	3,498	3,498
Consumer real estate	57	8,646	8,755
Commercial and industrial loans (except those secured by real estate)	1	-	-
Total Troubled Debt Restructurings	79	$19,567	$19,499

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	$1,043
Consumer real estate	8	1,791
Commercial and industrial loans (except those secured by real estate)	1	-
Total Troubled Debt Restructurings	10	$2,834

	Modifications for the period ended,
	December 31, 2010

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	5	$1,366	$1,362
Commercial real estate	16	10,027	9,187
Consumer real estate	90	13,195	11,782
Commercial and industrial loans (except those secured by real estate)	5	5,542	5,542
Total Troubled Debt Restructurings	116	$30,130	$27,873

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Consumer real estate	5	$654
Total Troubled Debt Restructurings	5	$654

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on impaired loans:

	December 31,
	Interest income recognized	Cash-basis interest income
2012
Construction and land development	$435	$443
Commercial real estate	628	624
Consumer real estate	264	256
Total	$1,327	$1,323

2011
Construction and land development	$242	$240
Commercial real estate	220	267
Consumer real estate	105	105
Commercial and industrial loans (except those secured by real estate)	47	54
Total	$614	$666

2010
Construction and land development	$56	$57
Commercial real estate	192	229
Consumer real estate	9	12
Commercial and industrial loans (except those secured by real estate)	176	177
Total	$433	$475

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $49.3 million of impaired loans at December 31, 2012, $7.7 million, consisting solely of TDRs, was collectively evaluated for impairment and $41.6 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $17.9 million of TDRs, is presented below:

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
December 31, 2012
Loans without a specific valuation allowance:
Construction and land development	$3,239	$3,593	$-	$3,591
Commercial real estate	7,204	7,320	-	7,920
Consumer real estate	1,921	3,479	-	3,228
Loans with a specific valuation allowance:
Construction and land development	9,447	14,045	4,423	10,390
Commercial real estate	15,802	16,383	2,767	12,697
Consumer real estate	3,998	4,015	640	3,540
Total	$41,611	$48,835	$7,830	$41,366

As of December 31, 2011, we had $52.8 million of impaired loans, which included $18.5 million of TDRs, collectively evaluated for impairment.  The other $34.3 million was individually evaluated for impairment, which includes $20.2 million of TDRs, is presented below:

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Credit Quality Indicators

We categorize all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are risk graded at inception through the credit approval process.  The definitions used were last updated in early 2010 and are reviewed for applicability annually.  The risk grades are reviewed and formally affirmed quarterly by loan officers.  In addition, a certain percentage of credit exposure is reviewed each year through our internal loan review process.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers.  As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. We use the following definitions for risk ratings:
  Risk Grade 1 - Prime Risk. Loss potential is rated as none or extremely low. Loans fully secured by deposit accounts at the Company's subsidiary bank will also be rated as Risk Grade 1.
  Risk Grade 2 - Excellent Risk. Loss potential is demonstrably low. Loans have liquid financial statements or are secured by marketable securities or other liquid collateral.
  Risk Grade 3 - Good Risk. Loss potential is low. Asset quality and liquidity are considered good. Overall leverage and liquidity measures are better than the industry in which the borrower operates and they are stable.
  Risk Grade 4 - Average Risk. Loss potential is low, but evidence of risk exists. Margins and cash flow generally equal or exceed industry norm and policy guidelines, but some inconsistency may be evident. Asset quality is average with liquidity comparable to industry norms. Leverage may be slightly higher than the industry, but is stable.
  Risk Grade 5 - Marginal Risk. Loss potential is variable, but there is potential for deterioration. Asset quality is marginally acceptable. Leverage may fluctuate and is above normal for the industry. Cash flow is marginally adequate.
  Risk Grade 6 - Special Mention. Loss potential moderate if corrective action not taken. Evidence of declining revenues or margins, inadequate cash flow, and possibly high leverage or tightening liquidity.
  Risk Grade 7 - Substandard. Distinct possibility of loss to the bank, but no discernible impairment. Repayment ability of borrower is weak and the loan may have exhibited excessive overdue status, extension, or renewals.
  Risk Grade 8 - Doubtful. Loss potential is extremely high. Ability of the borrower to service the debt is weak, constant overdue status, loan has been placed on non-accrual status and no definitive repayment schedule exists.
  Risk Grade 9 - Loss. Loans are considered fully uncollectible and charged off.
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

Loans not graded are either consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  As of December 31, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Risk Grade
	Not Graded	1-3	4	5	6	7	8
2012
Construction and land development	$40,980	$964	$65,041	$56,114	$2,907	$24,945	$3,429
Commercial real estate	-	86,518	523,127	207,470	30,738	72,484	686
Consumer real estate	-	6,935	98,432	69,061	12,575	23,203	976
Commercial and industrial loans (except those secured by real estate)	-	66,612	76,748	49,236	4,717	6,470	57
Consumer and other	-	-	-	-	-	-	-
Total	$40,980	$161,029	$763,348	$381,881	$50,937	$127,102	$5,148

2011
Construction and land development	$46,724	$1,402	$72,138	$47,681	$3,285	$40,044	$3,393
Commercial real estate	-	89,881	411,433	228,360	37,091	77,424	671
Consumer real estate	-	9,727	100,501	72,386	13,157	29,540	950
Commercial and industrial loans (except those secured by real estate)	-	51,421	92,000	33,088	4,859	8,482	37
Consumer and other	-	-	-	-	-	-	-
Total	$46,724	$152,431	$676,072	$381,515	$58,392	$155,490	$5,051

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31:

	Consumer real estate		Consumer and other
	2012	2011	2012	2011
Performing	$502,072	$515,346	$31,897	$25,456
Nonperforming	15,642	14,629	32	25
Total	$517,714	$529,975	$31,929	$25,481

Repurchased Loans

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.  At December 31, 2012, $252 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $593 thousand and $232 thousand were recognized during the twelve months ended December 31, 2012 and 2011, respectively.

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of December 31, 2012 and 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 4. Goodwill and Core Deposit Intangibles

At both December 31, 2012 and 2011, goodwill totaled $113.7 million.  The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$10,612	$(7,150)	$14,194	$(9,183)

Amortization expense related to all intangible assets charged to operations was $1.5 million for the year ending December 31, 2012 and $1.7 million for each of the two years ending December 31, 2011 and 2010.

The following table sets forth the estimated pre-tax amortization expense of core deposit intangibles as of December 31, 2012:

2013	$1,244
2014	1,200
2015	1,018
$3,462

Note 5.  Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of bank premises, equipment and software follows:

	Estimated Useful Lives	2012	2011

Land	Indefinite	$14,693	$16,090
Buildings and leasehold improvements	Lease term - 39 years	66,227	65,401
Furniture, equipment and software	3 - 7 years	28,521	26,987
Construction in progress 1		811	1,636
		110,252	110,114
Less accumulated depreciation and amortization		38,192	35,512
		$72,060	$74,602
1 Construction in progress is not depreciated until placed in service.

Depreciation and amortization expense amounted to $6.3 million, $6.5 million, and $6.8 million in 2012, 2011 and 2010, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 6.  Deposits

Deposits are summarized as follows at December 31, 2012 and 2011:
	2012		2011
	Amount	%	Amount	%
Type of Account:
Noninterest bearing	$362,713	14.60%	$310,756	12.97%
NOW	654,930	26.36%	601,573	25.11%
Money market	453,272	18.25%	412,253	17.21%
Savings	314,353	12.65%	289,260	12.07%
Time deposits	699,056	28.14%	781,758	32.64%

Total Deposits	$2,484,324	100.00%	$2,395,600	100.00%

The aggregate amount of time deposits in denominations greater than $100,000 at December 31, 2012 and 2011 was $241.5 million and $269.5 million, respectively.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

2013	$314,531
2014	99,955
2015	127,051
2016	99,571
2017	57,948
$699,056

Brokered certificates of deposit, consisting entirely of certificates of deposit originated through a Certificate of Deposit Account Registry Service program totaled $6.9 million and $6.3 million at December 31, 2012 and 2011, respectively.

Note 7.  Federal Home Loan Bank Advances

We had advances outstanding with the FHLB of Atlanta of $55.0 million at December 31, 2012 maturing through 2018.  At December 31, 2011, $60.0 million of advances were outstanding.  At December 31, 2012 and 2011, the interest rates on this debt ranged from 2.11% to 3.97% and from 2.11% to 4.81%, respectively.  The weighted average interest rate at December 31, 2012 and 2011 was 2.94% and 3.10%, respectively.  The average balance outstanding during 2012 and 2011 was $55.6 million and $64.9 million, respectively.  The advance structures we employ are all fixed rate credits requiring quarterly interest payments.

The banking subsidiary has available a $186.0 million line of credit with the FHLB of Atlanta.  Advances on the line are secured by securities and a blanket lien on our subsidiary’s loan portfolio.  The blanket lien covers one to four family dwelling loans and multifamily loans.  As of December 31, 2012 and 2011, the book value of loans pledged as collateral totaled $360.9 million and $642.6 million, respectively, and consisted of one to four family and multifamily loans.

At December 31, 2012, the contractual maturities of the advances are as follows:

Due in 2013	$-
Due in 2014	-
Due in 2015	10,000
Due in 2016	25,000
Due in 2017	10,000
Thereafter	10,000
Total	$55,000

Note 8.  Subordinated Debt

We have two unconsolidated wholly-owned finance subsidiaries that were formed for the purpose of issuing redeemable capital securities (also referred to as subordinated debt).

In 2004, VFGLLT issued $20.0 million of trust preferred securities through a private transaction. VFGLLT issued $619 thousand in common equity to us.  The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at both December 31, 2012 and 2011 was 3.10%. The securities became redeemable at par beginning in June 2009 and continue to be redeemable each quarterly anniversary of such date until the securities mature on June 17, 2034. The principal asset of the VFGLLT is $20.6 million of our junior subordinated debt securities with like maturities and like interest rates to the capital securities.

In 2003, FNBST issued $12.0 million of trust preferred securities through a private transaction. FNBST issued $372 thousand in common equity to us.  The securities have a LIBOR-indexed floating rate of interest which adjusts, and is payable, quarterly. The interest rate at December 31, 2012 was 3.47% and at December 31, 2011 was 3.46%. The securities became redeemable at par in June 2008 and continue to be redeemable each quarterly anniversary of such date until the securities mature on June 26, 2033. The principal asset of FNBST is $12.4 million of our junior subordinated debt securities with like maturities and like interest rates to the capital securities.

In September 2010, we entered into an interest rate swap contract on the junior subordinated debt securities that effectively fixed the interest rate for a period of three years beginning September 30, 2011.  During the fourth quarter of 2011, we extended the contract for an additional three years.  The new rate will take effect in September 2013, following the maturity of the current swap and will mature in September 2016.  See Note 12 for more information.

We may include the subordinated debt in Tier 1 for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the subordinated debt not considered as Tier I capital may be included in Tier II capital.  All outstanding subordinated debt as of both December 31, 2012 and 2011 was included in Tier I capital.

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

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 9.  Stock-Based Compensation

Under our incentive stock option plan, we may grant options to purchase common stock or restricted share awards to our directors, officers and employees of up to 1,000,000 newly issued shares of our common stock.  Stock options typically have an exercise price equal to at least the fair value of the stock on the date of grant, and vest based on continued service with us for a specified period, generally from one to five years and will expire in no more than ten years after the date of grant.

At December 31, 2012, we had one stock-based employee compensation plan. Share-based compensation expense of $946 thousand, $794 thousand and $658 thousand was recognized for the years ended December 31, 2012, 2011 and 2010, respectively.  We expense the fair value of stock awards determined at the grant date on a straight-line basis over the vesting period of the award.

For the years ended December 31, 2012, 2011 and 2010, we recognized $37 thousand, $47 thousand and $62 thousand, respectively, in compensation expense related to the vesting of stock options.  A summary of the stock option plan at December 31, 2012, 2011 and 2010 and changes during the years ended on those dates is as follows:

	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	291,196	$21.58	498,174	$19.98	575,046	$18.93
Granted	-	-	-	-	-	-
Forfeited	(7,259)	18.68	(11,005)	18.58	(3,876)	13.65
Expired	(96,314)	24.61	(164,053)	19.24	(12,674)	22.79
Exercised	(3,192)	10.95	(31,920)	9.71	(60,322)	9.78
Outstanding at end of year	184,431	$20.30	291,196	$21.58	498,174	$19.98

Exercisable at end of year	165,170		247,278		423,051

As of December 31, 2012, the intrinsic value of the options outstanding was $19 thousand and exercisable was $11 thousand and the intrinsic value of options exercised during the year was $5 thousand.  The intrinsic value of options exercised during 2011 and 2010 was $155 thousand and $224 thousand, respectively.  The intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2012 and the exercise price, multiplied by the number of options outstanding).    The fair value of shares vested during 2012 was $25 thousand.  The weighted average remaining contractual life is 1.9 years with a weighted average exercise price of $20.70 for exercisable options at December 31, 2012.

As of December 31, 2012, there was $17 thousand of total unrecognized compensation expense related to non-vested options, which will be recognized over a weighted-average period of approximately 0.7 years.

The actual tax (expense) or benefit realized for the tax deductions from option exercises under the plan for the twelve months ended December 31, 2012, 2011 and 2010 was $(74) thousand, $(38) thousand and $63 thousand, respectively.  The impact of these cash payments or receipts is included in financing activities in the accompanying consolidated statements of cash flows.

The incentive stock option plan also allows for the issuance of restricted share awards. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions, generally three to five years from the date of grant. Restricted stock has dividend rights equal to the cumulative cash dividend accrued during the restriction period, which are paid during the vesting period. Restricted shares do not have the voting rights of common stock until the restriction expires and the shares are issued.  We expense the cost of the restricted stock awards, determined to be the fair value of the shares at the date of grant, ratably over the period of the restriction. Compensation expense associated with such awards amounted to $909 thousand, $747 thousand and $596 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. We had 210,011 shares of restricted stock awarded and non-vested at December 31, 2012 with total unrecognized compensation expense of $1.6 million, which will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes activity related to non-vested restricted shares:
Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value

Nonvested at December 31, 2009	70,936	$13.80	$707

Granted	114,594	11.45
Vested and exercised	(26,615)	13.25	$359
Forfeited	(6,824)	11.74
Nonvested at December 31, 2010	152,091	$12.21	$2,211

Granted	101,388	13.12
Vested and exercised	(39,018)	13.97	$502
Forfeited	(12,662)	12.31
Nonvested at December 31, 2011	201,799	$12.34	$2,296

Granted	96,255	12.17
Vested and exercised	(66,898)	11.49	$842
Forfeited	(21,145)	12.79
Nonvested at December 31, 2012	210,011	$12.49	$2,970

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 10.  Employee Benefit Plans

We maintain several qualified and non-qualified employee benefit plans for employees, which are described below.

Defined Benefit Plan

We have a noncontributory pension plan which conforms to the Employee Retirement Income Security Act of 1974.  We froze participation in this plan during 2002, and have approximately 71 participants remaining in the plan.  We froze the pension plan at the current benefit levels as of December 31, 2008, at which time the accrual of future benefits for eligible employees ceased. All retirement benefits earned in the pension plan as of December 31, 2008 have been preserved and all participants are fully vested in their benefits.  As of December 31, 2012, the remaining benefit obligation associated with this plan was $3.8 million, plan assets totaled $3.9 million, and the net funding asset was $23 thousand.  The funding liability is calculated using a 4% expected return on plan assets.  Plan assets are currently invested in cash, cash equivalents, and short term bonds.  The funded status of the plan is included in Other Assets on the Consolidated Balance Sheet.  We do not anticipate making any contributions to the plan during 2013.

Defined Contribution Plans

During 2012 and 2011, we had a 401(k) savings plan for all eligible StellarOne employees.  Participation in the plan is eligible to all full-time employees with matching contributions equal to 100% of the first 4% of salary reduction contributions made by the employee.  We contributed a matching contribution of $ 1.3 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively.  We made no discretionary contribution in either year.

Deferred Compensation Plan

We have a non-qualified Directors Deferred Compensation Plan. This plan allows for the deferral of pre-tax income associated with payment of director fees. Directors may elect to defer all or a portion of their annual fees. Monthly board fees are contributed directly to a trust with various investment options, and are held until such time the director is entitled to receive a distribution.

We also have a non-qualified Executive Deferred Compensation Plan for key employees. Pursuant to the plan, the President and any other employees selected by the Board of Directors may defer receipt of a certain amount of pre-tax income and cash incentive compensation for a period of no less than three years or until retirement, subject to termination of employment or certain other events, including an imminent change in control.  The Board may make contributions at its discretion.  The balance in this plan is recorded in both other assets and other liabilities on our Consolidated Balance Sheet.  The deferred compensation charged to expense totaled $60 thousand, $81 thousand, and $56 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 11.  Income Taxes

The components of the net deferred tax liability included in the Consolidated Balance Sheets, are as follows:
	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$10,439	$11,406
Deferred compensation and personnel liabilities	1,364	1,338
Pension liability	825	919
Accrued stock compensation	672	587
Investments in pass through entities	614	328
Losses on foreclosed assets	464	-
Nonaccrual loan interest	182	380
AMT and other tax credits	-	577
Other	1,364	952
	15,924	16,487

Deferred tax liabilities:
Securities available for sale	6,672	6,236
Merger related fair value adjustments	6,229	6,591
Goodwill	2,999	2,675
Premises and equipment	1,917	1,418
Accrued pension asset	886	797
Core deposit intangible	627	1,020
Deferred gain on property exchange "like kind"	404	404
	19,734	19,141

Net deferred tax liability	$(3,810)	$(2,654)

Income tax expense charged to operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:
	2012	2011	2010
Current tax expense	$6,923	$2,389	$1,434
Deferred tax expense	1,156	2,215	271
	$8,079	$4,604	$1,705

Income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax expense	$10,585	35.0%	$7,171	35.0%	$4,015	35.0%
Decrease in income taxes resulting from:
Tax-exempt interest income, net	(1,872)	-6.2%	(1,952)	-9.5%	(1,546)	-13.5%
Earnings on cash surrender value, BOLI	(628)	-2.1%	(457)	-2.2%	(463)	-4.0%
Other	(6)	0.0%	(158)	-0.8%	(301)	-2.6%
	$8,079	26.7%	$4,604	22.5%	$1,705	14.9%

We are subject to U.S. federal income tax as well as to Virginia bank franchise taxes.  We have concluded all U.S. federal income tax matters for years through 2007, including acquisitions.  The IRS has examined our 2009 tax return.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 12.  Derivative Financial Instruments

We use derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors to mitigate exposure to interest rate risk and service the needs of our customers.  The full amount of our market exposure is collateralized in cash.

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

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The cash flow hedge was fully effective at December 31, 2012 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes.  At December 31, 2012, we pledged $1.7 million of cash collateral for this interest rate swap.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $72.8 million as of December 31, 2012 and cash collateral of $2.1 million was pledged.

Note 13.  Related Party Transactions

In the ordinary course of business, we grant loans to principal officers, directors and subsidiaries of the company.

Aggregate loan transactions with related parties were as follows:

	2012	2011

Beginning balance	$3,397	$11,267
New loans	1,926	81
Repayments	(4,635)	(7,951)
Ending balance	$688	$3,397

Total related party deposits held at the banking subsidiary were $3.6 million and $4.1 million at December 31, 2012 and 2011, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 14.  Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock.  Potential dilutive common stock had no effect on income per common share.

	2012	2011	2010
Earnings per common share
Net income	$22,163	$15,885	$9,765
Preferred stock dividends and accretion	-	(2,455)	(1,865)
Net income available to common shareholders	22,163	13,430	7,900
Weighted average common shares issued and outstanding	23,089,457	22,794,508	22,721,246
Earnings per common share	$0.96	$0.59	$0.35

Diluted earnings per common share
Net income available to common shareholders	$22,163	$13,430	$7,900
Weighted average common shares issued and outstanding	23,089,457	22,857,521	22,768,208
Stock options	555	3,678	11,376
Total diluted weighted average common shares issued and outstanding	23,090,012	22,861,199	22,779,584
Diluted earnings per common share	$0.96	$0.59	$0.35

Stock options and restricted stock representing 258,435 shares and 433,031 at December 31, 2012 and 2011, respectively, were not included in the calculation of earnings per common share as their effect would have been anti-dilutive.  Additionally, at December 31, 2012, 2011 and 2010, outstanding warrants to purchase 302,622 shares of common stock associated with the CPP, were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations.

Note 15.  Commitments and Contingent Liabilities

We have non-cancellable leases covering certain premises and equipment, primarily for facilities.

Total rent expense applicable to operating leases was $2.2 million for 2012, and $1.9 million for both 2011 and 2010. The majority of the expense was included in occupancy expense, while the portion attributable to machine rental was included in equipment expense.

The following is a schedule by year of future minimum lease requirements required under the long-term non-cancellable lease agreements:

2013	$2,115
2014	1,637
2015	1,658
2016	1,214
2017	787
Thereafter	2,270
Total	$9,681

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

See Note 17 with respect to financial instruments with off-balance sheet risk.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 16.  Restrictions on Transfers to Parent

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the subsidiary bank to the parent. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years.  During 2012, the banking subsidiary paid us $5.0 million in dividends.  As of January 1, 2013, the aggregate amount of additional unrestricted funds that could be transferred from the banking subsidiary to us without prior regulatory approval totaled $10.6 million, or 2.4% of consolidated net assets.  Loans and advances are limited to 10% of the subsidiary’s common stock and capital surplus.  As of December 31, 2012, funds available for loans or advances by the subsidiary to us, which is limited by the amount of collateral we have available to pledge, were approximately $2.4 million.  In addition, dividends paid by the subsidiary bank to us would also be prohibited if the effect thereof would cause the subsidiary bank’s capital to be reduced below applicable minimum capital requirements.

Note 17.  Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2012	2011

Commitments to extend credit	$524,836	$487,581

Standby letters of credit	22,784	42,702

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

Through our banking subsidiary, we originate loans for sale to secondary market investors subject to contractually specified and limited recourse provisions based on standard representations and warranties.  In 2012, we originated $294 million and sold $308 million to investors, compared to $406 million originated and $424 million sold in 2011 and $525 million originated and $527 million sold in 2010.  At December 31, 2012, we had locked-rate commitments to originate mortgage loans amounting to approximately $7.5 million and loans held for sale of $37.8 million.  We have entered into commitments, on a best-effort basis to sell loans of approximately $45.3 million.  Risks arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any counterparty to fail to meet its obligations.

We maintain cash accounts in other commercial banks.  The amount on deposit at December 31, 2012 exceeded the insurance limits of the FDIC by $1.8million.

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 18.  Fair Value of Financial Instruments and Interest Rate Risk

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are summarized below.
		Fair Value Measurements at
		December 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U.S. Treasuries	$20,000	$20,000	$-	$-
U. S. Government agencies	249,496	-	249,496	-
State and municipals	148,666	-	148,666	-
Corporate bonds	1,852	-	1,852	-
Collateralized mortgage obligations	5,333	-	5,333	-
Mortgage backed securities	113,380	-	113,380	-
Other investments	14,749	-	14,749	-
Other assets 1	2,987	2,987	-	-
Total assets at fair value	$556,463	$22,987	$533,476	$-

Cash flow hedge	$1,465	$-	$1,465	$-
Other liabilities 1	3,034	3,034	-	-
Total liabilities at fair value	$4,499	$3,034	$1,465	$-

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

1 Includes assets and liabilities associated with deferred compensation plans

The change in the balance sheet carrying values associated with company determined market priced assets measured at fair value on a recurring basis during the twelve months ended December 31, 2012 was not significant and there were no transfers between Levels 1, 2 or 3 during the year.  We had no recurring level 3 assets or liabilities at any time during 2012 or 2011.

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

The fair value of impaired loans is estimated using one of several methods.  For real estate secured loans, generally external appraisals by a board approved appraiser are used to determine the fair value of the underlying collateral for collateral dependent impaired loans.  These appraisals are sometimes adjusted based on management’s and Chief Appraiser’s knowledge of other factors not embedded within the appraisal, including selling costs, maintenance costs, and other estimable costs that would be incurred if collateral is required to be liquidated.  Our in-house Chief Appraiser’s review of such appraisals is documented as part of the quarterly ALLL process.  Other estimates of value, such as auctioneer’s estimates of value, purchase offers and/or contracts, and settlement offers and/or agreements, may be used when they are thought to represent a more accurate estimate of fair value.  For loans that are not secured by real estate, fair value of the collateral may be determined by discounted book value based on available data such as current financial statements or an external appraisal or an auctioneer’s or liquidator’s estimate of value.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012 and 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. As such, we record the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 are included in the table below:
		Fair Value Measurements at
		December 31, 2012
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$49,292	$-	$-	$49,292
Loans held for sale - mortgage	37,777	-	37,777	-
Foreclosed assets	5,760	-	-	5,760
Total assets at fair value	$92,829	$-	$37,777	$55,052

		Fair Value Measurements at
		December 31, 2011
		Using
	Total	Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$52,756	$-	$-	$52,756
Loans held for sale - mortgage	42,027	-	42,027	-
Loans held for sale - other assets	213	-	-	213
Foreclosed assets	8,575	-	-	8,575
Total assets at fair value	$103,571	$-	$42,027	$61,544

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

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2012 and 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments at December 31 are as follows:
	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$89,949	89,949	$99,970	$99,970
Investment securities	553,476	553,476	477,964	477,964
Mortgage loans held for sale	37,778	37,778	42,027	42,027
Loans, net	2,049,769	1,884,523	1,998,842	1,839,635
Accrued interest receivable	8,265	8,265	8,908	8,908

Financial liabilities:
Deposits	$2,484,324	2,497,277	$2,395,600	$2,409,959
Federal Home Loan Bank advances	55,000	59,864	60,000	64,395
Subordinated debt	32,991	32,937	32,991	32,930
Accrued interest payable	1,682	1,682	2,122	2,122

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the twelve months ended December 31, 2012, 2011 and 2010 is as follows:

At and for the Twelve Months Ended December 31, 2012:

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$97,206	$742	$-	$(1,371)	$-	$96,577
Provision for loan losses	5,550	-	-	-	-	5,550
Noninterest income	25,365	8,616	5,253	105	(4,996)	34,343
Noninterest expense	87,846	6,878	4,493	907	(4,996)	95,128
Provision for income taxes	7,886	744	228	(779)	-	8,079
Net income (loss)	$21,289	$1,736	$532	$(1,394)	$-	$22,163

Total Assets	$2,976,470	$38,075	$602	$469,378	$(461,321)	$3,023,204
Average Assets	$2,916,051	$21,924	$508	$461,310	$(454,152)	$2,945,641

At and for the Twelve Months Ended December 31, 2011:

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$96,659	$895	$-	$(1,133)	$-	$96,421
Provision for loan losses	12,700	-	-	-	-	12,700
Noninterest income	22,562	8,122	5,045	106	(4,784)	31,051
Noninterest expense	85,842	7,667	4,399	1,159	(4,784)	94,283
Provision for income taxes	4,794	405	194	(789)	-	4,604
Net income (loss)	$15,885	$945	$452	$(1,397)	$-	$15,885

Total Assets	$2,868,332	$42,894	$415	$451,866	$(445,579)	$2,917,928
Average Assets	$2,896,875	$24,854	$444	$465,607	$(457,354)	$2,930,426

At and for the Twelve Months Ended December 31, 2010:

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$93,535	$1,549	$-	$(1,074)	$-	$94,010
Provision for loan losses	22,850	-	-	-	-	22,850
Noninterest income	24,976	7,101	4,757	720	(4,285)	33,269
Noninterest expense	83,442	7,695	3,975	2,132	(4,285)	92,959
Provision for income taxes	2,130	286	234	(945)	-	1,705
Net income (loss)	$10,089	$669	$548	$(1,541)	$-	$9,765

Total Assets	$2,870,097	$52,788	$473	$462,991	$(445,907)	$2,940,442
Average Assets	$2,919,449	$39,790	$541	$462,758	$(445,794)	$2,976,744

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

Quantitative measures established by regulation to ensure capital adequacy require both the consolidated company and our subsidiary bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Total capital, Tier 1 capital, risk-weighted assets and average assets are all defined in the regulations.  As of December 31, 2012 and 2011, we and our subsidiary bank met all capital adequacy requirements to which we are subject.

As of December 31, 2012, the most recent notification from the FRB and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed our category.

					Minimum To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$368,046	16.86%	$174,623	8.00%	N/A	N/A
StellarOne Bank	$353,423	16.23%	$174,233	8.00%	$217,792	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$340,727	15.61%	$87,311	4.00%	N/A	N/A
StellarOne Bank	$326,164	14.98%	$87,117	4.00%	$130,675	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$340,727	11.92%	$114,379	4.00%	N/A	N/A
StellarOne Bank	$326,164	11.44%	$114,077	4.00%	$142,596	5.00%

As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Consolidated	$348,713	16.42%	$169,874	8.00%	N/A	N/A
StellarOne Bank	$332,319	15.69%	$169,468	8.00%	$211,836	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$322,093	15.17%	$84,937	4.00%	N/A	N/A
StellarOne Bank	$305,762	14.43%	$84,734	4.00%	$127,101	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$322,093	11.41%	$112,928	4.00%	N/A	N/A
StellarOne Bank	$305,762	10.86%	$112,653	4.00%	$140,816	5.00%

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 21.  Parent Company Only Financial Statements

STELLARONE CORPORATION
(Parent Company Only)
Balance Sheets
As of December 31

	2012	2011
Assets
Cash and due from banks	$7,321	$8,606
Investment in subsidiaries	453,546	434,072
Premises and equipment, net	274	926
Bank owned life insurance	1,951	1,878
Deferred income tax asset	2,379	2,258
Other assets	3,907	4,126
Total assets	$469,378	$451,866

Liabilities
Subordinated debt	$32,991	$32,991
Other liabilities	4,745	4,702
Total liabilities	37,736	37,693

Stockholders' Equity
Common stock	22,889	22,819
Additional paid-in capital	271,747	271,080
Retained earnings	127,099	110,940
Accumulated other comprehensive income, net	9,907	9,334
Total stockholders' equity	431,642	414,173

Total liabilities and stockholders' equity	$469,378	$451,866

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

STELLARONE CORPORATION
(Parent Company Only)
Statements of Income
Years Ended December 31

	2012	2011	2010
Income
Dividends from subsidiaries	$5,000	$27,500	$9,200
Interest on investments	35	32	32
Management fee income	1,725	1,570	28,235
Losses on sale of securities	-	-	7
Impairments of equity securities available for sale	-	-	(110)
Miscellaneous income	72	74	790
Total income	6,832	29,176	38,154

Expenses
Compensation and employee benefits	1,908	1,751	18,423
Equipment	43	69	4,003
Professional fees	179	266	2,299
Director fees	102	97	99
Interest	1,372	1,133	1,074
Other operating expenses	509	546	5,541
Total expenses	4,113	3,862	31,439

Income before income tax benefit and undistributed equity in subsidiary	2,719	25,314	6,715

Income tax benefit	779	789	945

Income before undistributed equity in subsidiary	3,498	26,103	7,660

Undistributed earnings (losses) in subsidiary	18,665	(10,218)	2,105

Net income	$22,163	$15,885	$9,765

Basic net income per common share available to common shareholders	$0.96	$0.59	$0.35

Diluted net income per common share available to common shareholders	$0.96	$0.59	$0.35

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

STELLARONE CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$22,163	$15,885	$9,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35	48	1,790
Deferred tax expense (benefit)	17	(526)	(561)
Employee benefit plan expense	-	-	126
Stock-based compensation expense	946	794	658
Losses on sales of securities available for sale	-	-	7
Impairments of equity securities available for sale	-	-	110
Amortization of security premiums and accretion of discounts, net	-	-	33
Equity in undistributed income of subsidiary	(18,665)	10,218	(2,105)
Income from bank owned life insurance	(73)	(72)	(187)
Decrease in other assets	453	4,204	1,665
(Decrease) increase in other liabilities	(122)	93	(679)
Net cash provided by operating activities	4,754	30,644	10,622

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	-	517	-
Purchase of securities available for sale	-	-	(5)
Purchase of premises and equipment	(82)	(157)	(545)
Proceeds from sale of premises and equipment	12	4,148	254
Capital contributed to subsidiary	-	-	(30,000)
Net cash (used) provided by investing activities	(70)	4,508	(30,296)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	35	310	511
Payment to repurchase preferred stock	-	(30,000)	-
Cash dividends paid	(6,004)	(4,896)	(5,159)
Net cash used by financing activities	(5,969)	(34,586)	(4,648)
(Decrease) increase in cash and cash equivalents	(1,285)	566	(24,322)

Cash and Cash Equivalents
Beginning	8,606	8,040	32,362
Ending	$7,321	$8,606	$8,040

STELLARONE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in Thousands, except share data)

Note 22. Unaudited Interim Financial Information

The results of operations for each of the quarters during the two years ended December 31, 2012 and 2011 are summarized below:
	2012
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Interest income	$28,958	$28,934	$28,843	$28,321
Interest expense	5,063	4,754	4,544	4,118
Net interest income	23,895	24,180	24,299	24,203
Provision for loan losses	850	1,400	1,900	1,400
Total net interest income after provision	23,045	22,780	22,399	22,803
Non interest income	8,022	8,197	8,707	9,417
Non interest expense	23,452	24,328	23,594	23,754
Income before income taxes	7,615	6,649	7,512	8,466
Income tax expense	2,114	1,768	1,952	2,245
Net income	$5,501	$4,881	$5,560	$6,221
Net income per share
basic	$0.24	$0.21	$0.24	$0.27
diluted	$0.24	$0.21	$0.24	$0.27

	2011
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Interest income	$30,305	$30,369	$30,394	$29,793
Interest expense	6,443	6,326	6,151	5,520
Net interest income	23,862	24,043	24,243	24,273
Provision for loan losses	4,500	3,150	3,300	1,750
Total net interest income after provision	19,362	20,893	20,943	22,523
Non interest income	7,495	7,521	7,776	8,259
Non interest expense	23,360	23,220	23,258	24,445
Income before income taxes	3,497	5,194	5,461	6,337
Income tax expense	625	1,169	1,242	1,568
Net income	$2,872	$4,025	$4,219	$4,769
Preferred stock dividends	(370)	(354)	(223)	(271)
Accretion of preferred stock discount	(96)	(366)	(73)	(702)
Net income available to common shareholders	$2,406	$3,305	$3,923	$3,796
Net income per share
basic	$0.11	$0.14	$0.17	$0.17
diluted	$0.11	$0.14	$0.17	$0.17

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Audit – Tax – Advisory

Grant Thornton LLP
201 S. College Street Suite 2500 Charlotte, NC 28244
Board of Directors and Shareholders	T 704.632.3500 F 704.334.7701 www.GrantThornton.com
StellarOne Corporation and Subsidiary:

We have audited the internal control over financial reporting of StellarOne Corporation (a Virginia corporation) and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
March 15, 2013

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors is contained in our 2013 Proxy Statement under the caption, “Election of Directors,” and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained in the 2013 Proxy Statement under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.  Information with respect to our Audit and Compliance Committee, our audit committee financial expert and executive officers are contained in the 2013 Proxy Statement under the caption “Corporate Governance and Other Matters,” and is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information regarding executive and director compensation is set forth under the caption “Executive Compensation” in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security interest of certain beneficial owners and management is set forth under the caption “Stock Ownership of Directors and Executive Officers” in the 2013 Proxy Statement, and is incorporated herein by reference.  The information in the 2013 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the 2013 Proxy Statement, and is incorporated herein by reference.  Information on director independence is set forth under “Director Independence” section in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the 2013 Proxy Statement, and is incorporated herein by reference.

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

 (a)(3) Exhibits

The following exhibits are either filed as part of this Report or are incorporated herein by reference:

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 10, 2010)

3.2	Bylaws of StellarOne Corporation, as amended and restated. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

4.1	Warrant to Purchase up to 302,623 shares of Common Stock. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2008)

10.1	Employment Agreement between StellarOne Corporation and O. R. Barham, Jr., dated January 1, 2011. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2011)

10.2	Employment Agreement between StellarOne Corporation and Jeffrey W. Farrar, dated January 1, 2011. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 4, 2011)

10.3	StellarOne Corporation Stock Incentive Plan, dated January 18, 2002. (incorporated by reference to Exhibit 99.0 to Form S-8 filed on February 26, 2002)

10.4	Non-Qualified Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 15, 2005)

10.5	Non-Qualified Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 15, 2005)

10.6	StellarOne Corporation Executive Incentive Plan dated March 1, 2005. (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 15, 2005)

10.7	Schedule of StellarOne Corporation Non-Employee Directors’ Annual Compensation. (incorporated by reference to the 2013 Proxy Statement)

10.8	Schedule of Base Salaries for Named Executive Officers of StellarOne Corporation. (incorporated by reference to the 2013 Proxy Statement)

10.9
Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.  (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2008)

10.10
Consulting Agreement dated January 4, 2012, by and among StellarOne Bank, StellarOne Corporation, Litz H. Van Dyke and VDAS LLC. (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on January 5, 2012)

10.11
Form of Performance-Based Restricted Stock Agreement under the StellarOne Corporation Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 12, 2012)

10.12	Form of Time-Based Restricted Stock Agreement under the StellarOne Corportaion Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 12, 2012)

10.13	StellarOne Corporation Stock and Incentive Compensation Plan. (incorporated by reference to Appendix A to the 2012 Proxy Statement filed on March 30, 2012).

10.14	Form of Time-Based Restricted Stock Agreement (Employee) under the StellarOne Corporation Stock and Incentive Compensation Plan.

10.15	Form of Performance-Based Restricted Stock Agreement (Employee) under the StellarOne Corporation Stock and Incentive Compensation Plan.

11.0	Computation of per share earnings, incorporated by reference to note 1 of the consolidated financial statements incorporated by reference herein.

18.1	Preferability letter provided by Grant Thornton LLP, the Company's registered public accounting firm to change the measurement date in connection with the Company's annual goodwill impairment test.

21.0	Subsidiary of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the twelve months ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholder's Equity for the twelve months ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StellarOne Corporation	StellarOne Corporation
Charlottesville, Virginia	Charlottesville, Virginia

/s/ O.R. Barham, Jr.	/s/ Jeffrey W. Farrar
O.R. Barham Jr.	Jeffrey W. Farrar
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: March 15, 2013	Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated below.

/s/ Raymond D. Smoot, Jr.	Chairman of the	March 15, 2013
Raymond D. Smoot, Jr.	Board of Directors

/s/ O.R. Barham, Jr.	President and	March 15, 2013
O.R. Barham, Jr.	Chief Executive Officer
(principal executive officer)

/s/ Jeffrey W. Farrar	Executive Vice President	March 15, 2013
Jeffrey W. Farrar	and Chief Financial Officer
(principal financial officer)

/s/ Lee S. Baker	Director	March 15, 2013
Lee S. Baker

/s/ Glen C. Combs	Director	March 15, 2013
Glen C. Combs

/s/ Beverly E. Dalton	Director	March 15, 2013
Beverly E. Dalton

/s/ Gregory L. Fisher	Director	March 15, 2013
Gregory L. Fisher

/s/ Christopher M. Hallberg	Director	March 15, 2013
Christopher M. Hallberg

/s/ Jan S. Hoover	Director	March 15, 2013
Jan S. Hoover

/s/ Steven D. Irvin	Director	March 15, 2013
Steven D. Irvin

/s/ Alan W. Myers	Director	March 15, 2013
Alan W. Myers

/s/ H. Wayne Parrish	Director	March 15, 2013
H. Wayne Parrish

/s/ Charles W. Steger	Director	March 15, 2013
Charles W. Steger

/s/ Joe J. Thompson	Director	March 15, 2013
Joe J. Thompson

/s/ Keith L. Wampler	Director	March 15, 2013
Keith L. Wampler