Form 10-Q
period 2013-03-31
StellarOne CORP
filed 2013-05-09
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013 there were 22,713,422 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$42,296	$55,546
Federal funds sold	52	1,552
Interest-bearing deposits in banks	24,161	32,851
Cash and cash equivalents	66,509	89,949
Investment securities, at fair value	510,323	553,476
Mortgage loans held for sale	30,036	37,778
Loans receivable, net of allowance for loan losses, 2013, $29,050; 2012, $29,824	2,112,441	2,049,769
Premises and equipment, net	73,778	72,060
Accrued interest receivable	8,865	8,265
Core deposit intangibles, net	3,882	3,462
Goodwill	113,652	113,652
Bank owned life insurance	44,613	44,182
Foreclosed assets	6,389	5,760
Other assets	43,401	44,851
Total assets	$3,013,889	$3,023,204

Liabilities
Deposits:
Noninterest-bearing	$372,864	$362,713
Interest-bearing	2,103,141	2,121,611
Total deposits	2,476,005	2,484,324
Federal Home Loan Bank advances	55,000	55,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,548	1,682
Deferred income tax liability	2,662	3,810
Other liabilities	16,930	13,755
Total liabilities	2,585,136	2,591,562

Stockholders' Equity
Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock; $1 par value; 35,000,000 shares authorized; 2013: 22,569,918 shares issued and outstanding; 2012: 22,889,091 shares issued and outstanding.	22,570	22,889
Additional paid-in capital	266,596	271,747
Retained earnings	131,161	127,099
Accumulated other comprehensive income	8,426	9,907
Total stockholders' equity	428,753	431,642
Total liabilities and stockholders' equity	$3,013,889	$3,023,204

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	March 31,
	2013	2012
Interest Income
Loans, including fees	$25,416	$26,014
Federal funds sold and deposits in other banks	18	34
Investment securities:
Taxable	1,444	1,610
Tax-exempt	1,185	1,300
Total interest income	28,063	28,958

Interest Expense
Deposits	3,117	4,277
Federal funds purchased and securities sold under agreements to repurchase	7	6
Federal Home Loan Bank advances	404	438
Subordinated debt	336	341
Total interest expense	3,864	5,062
Net interest income	24,199	23,896
Provision for loan losses	700	850
Net interest income after provision for loan losses	23,499	23,046

Noninterest Income
Retail banking fees	3,051	3,327
Fiduciary and brokerage fee income	1,228	1,228
Mortgage banking-related fees	1,835	1,777
Losses on mortgage indemnifications and repurchases	-	(354)
Losses on sale of premises and equipment	(10)	(16)
Gains on sale of securities available for sale	6	73
Losses on sale / impairments of foreclosed assets	(130)	(452)
Income from bank owned life insurance	432	440
Insurance income	299	288
Other operating income	728	657
Total noninterest income	7,439	6,968
Noninterest Expense
Compensation and employee benefits	12,423	12,102
Net occupancy	2,250	2,063
Equipment	2,089	2,218
Amortization of intangible assets	311	413
Marketing	245	249
State franchise taxes	587	568
FDIC insurance	506	639
Data processing	414	341
Professional fees	754	681
Telecommunications	373	425
Other operating expenses	2,818	2,701
Total noninterest expense	22,770	22,400

Income before income taxes	8,168	7,614
Income tax expense	2,257	2,114
Net income	$5,911	$5,500

Basic net income per common share available to common shareholders	$0.26	$0.24
Diluted net income per common share available to common shareholders	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended March 31,
	2013		2012
Net income		$5,911		$5,500
Other comprehensive loss, net of tax:
Net change in investment securities	$(1,415)		$(354)
Change in post retirement liability	(115)		2
Change in cash flow hedge	49		(27)
Other comprehensive loss		(1,481)		(379)
Total comprehensive income		$4,430		$5,121

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2012	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	-	-	5,500	-	5,500
Other comprehensive loss	-	-	-	(379)	(379)
Common dividends paid ($0.06 per share)	-	-	(1,384)	-	(1,384)
Stock-based compensation benefit (36,708 shares)	37	(62)	-	-	(25)
Exercise of stock options (3,192 shares)	3	32	-	-	35
Balance, March 31, 2012	$22,859	$271,050	$115,056	$8,955	$417,920

Balance, January 1, 2013	$22,889	$271,747	$127,099	$9,907	$431,642
Net income	-	-	5,911	-	5,911
Other comprehensive loss	-	-	-	(1,481)	(1,481)
Common dividends paid ($0.08 per share)	-	-	(1,849)	-	(1,849)
Purchase of common stock under share repurchase program (372,466 shares)	(372)	(5,402)			(5,774)
Stock-based compensation expense (52,183 shares)	52	238	-	-	290
Exercise of stock options (1,110 shares)	1	13	-	-	14
Balance, March 31, 2013	$22,570	$266,596	$131,161	$8,426	$428,753

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$5,911	$5,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,534	1,629
Amortization of intangible assets	311	413
Provision for loan losses	700	850
Deferred tax expense	350	597
Stock-based compensation expense (benefit)	290	(25)
Losses on sale / impairments of foreclosed assets	130	452
Losses on mortgage indemnifications and repurchases	-	354
Losses on sale of premises and equipment	10	16
Gains on sale of securities available for sale	(6)	(73)
Mortgage banking-related fees	(1,835)	(2,184)
Proceeds from sale of mortgage loans	79,042	97,007
Origination of mortgage loans for sale	(69,466)	(69,854)
Amortization of securities premiums and accretion of discounts, net	537	495
Income on bank owned life insurance	(432)	(440)
Changes in assets and liabilities:
Increase in accrued interest receivable	(600)	(53)
Decrease in other assets	1,562	927
Decrease in accrued interest payable	(134)	(209)
Increase in other liabilities	2,323	2,241
Net cash provided by operating activities	$20,227	$37,643

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$40,446	$25,528
Purchase of securities available for sale	-	(72,552)
Net increase in loans	(52,797)	(6,364)
Proceeds from sale of premises and equipment	-	9
Purchase of premises and equipment	(1,577)	(1,672)
Proceeds from sale of foreclosed assets	699	2,643
Net proceeds from branch acquisition	6,373	-
Net cash used by investing activities	$(6,856)	$(52,408)

Cash Flows from Financing Activities
Net (decrease) increase in demand, money market and savings deposits	$(10,685)	$31,003
Net decrease in certificates of deposit	(18,517)	(24,686)
Principal payments on Federal Home Loan Bank advances	-	(5,000)
Purchase of common stock under share repurchase program	(5,774)	-
Exercise of stock options	14	35
Cash dividends paid	(1,849)	(1,384)
Net cash used by financing activities	$(36,811)	$(32)

Decrease in cash and cash equivalents	$(23,440)	$(14,796)

Cash and Cash Equivalents
Beginning	89,949	99,970
Ending	$66,509	$85,174

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$3,998	$5,271

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,408	$1,219

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

StellarOne Corporation (“we”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with our subordinated debt issues and are not subject to consolidation.  The consolidated statements include our accounts and those of our wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012, the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012.  The statements should be read in conjunction with the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

2.	Investment Securities

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of March 31, 2013 and December 31, 2012 are as follows (In thousands):

	March 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$-	$-	$-	$-	$20,000	$-	$-	$20,000
U.S. Government agencies	241,013	1,667	(38)	242,642	247,665	1,848	(17)	249,496
State and municipals	132,225	10,538	-	142,763	136,695	11,971	-	148,666
Corporate bonds	1,825	23	-	1,848	1,825	27	-	1,852
Collateralized mortgage obligations	4,609	192	-	4,801	5,119	214	-	5,333
Mortgage backed securities	99,015	4,559	(54)	103,520	108,360	5,020	-	113,380
Other investments	14,749	-	-	14,749	14,749	-	-	14,749
Total	$493,436	$16,979	$(92)	$510,323	$534,413	$19,080	$(17)	$553,476

Other investments consist of Certificates of Deposit and investments in Small Business Administration loan funds.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $175.9 million and $194.9 million at March 31, 2013 and December 31, 2012, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (In thousands):

	Three Months Ended
	March 31,
	2013	2012

Proceeds from sales/calls	$6,875	$2,705
Gross realized gains	6	73

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.  As of March 31, 2013 and December 31, 2012, there were no available for sale securities with unrealized losses greater than twelve months.

As of March 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

The amortized cost and fair value of securities available for sale at March 31, 2013 are presented below by contractual maturity (In thousands):

	Amortized Cost	Fair Value
Due in one year or less	$16,307	$16,511
Due after one year through five years	238,103	240,611
Due after five years through ten years	113,310	118,693
Due after ten years	124,716	133,508
Equity securities	1,000	1,000
Total	$493,436	$510,323

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments

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

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The cash flow hedge was fully effective at March 31, 2013 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  At March 31, 2013, the cash flow hedge had a fair value of $1.4 million and is recorded in Other Liabilities. We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes. At March 31, 2013, we pledged $1.4 million of cash collateral for this interest rate swap.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $82.1 million as of March 31, 2013 and cash collateral of $3.0 million was pledged.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our loan portfolio is composed of the following (In thousands):
	March 31,	December 31,
	2013	2012
Construction and land development:
Residential	$44,166	$45,308
Commercial	164,801	149,072
Total construction and land development	208,967	194,380
Commercial real estate:
Commercial real estate - owner occupied	351,433	343,944
Commercial real estate - non-owner occupied	480,615	458,646
Farmland	10,894	12,099
Multifamily, nonresidential and junior liens	113,381	106,334
Total commercial real estate	956,323	921,023
Consumer real estate:
Home equity lines	241,625	246,806
Secured by 1-4 family residential, secured by first deeds of trust	455,397	447,400
Secured by 1-4 family residential, secured by second deeds of trust	34,659	34,690
Total consumer real estate	731,681	728,896
Commercial and industrial loans (except those secured by real estate)	205,877	203,840
Consumer and other:
Consumer installment loans	37,056	26,697
Deposit overdrafts	644	3,677
All other loans	1,383	1,555
Total consumer and other	39,083	31,929
Total loans	2,141,931	2,080,068
Deferred loan costs	(440)	(475)
Allowance for loan losses	(29,050)	(29,824)
Net loans	$2,112,441	$2,049,769

As of March 31, 2013 and December 31, 2012, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $349.6 million and $360.9 million, respectively.

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

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by portfolio segment (In thousands):

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Construction and land development	$8,148	$9,400	$523	$-
Commercial real estate	7,911	10,224	-	-
Consumer real estate	14,208	15,642	-	179
Commercial and industrial loans (except those secured by real estate)	1,195	584	-	-
Consumer and other	16	32	2	3
Total	$31,478	$35,882	$525	$182

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $297 thousand and $351 thousand for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the aging of the recorded investment in past due loans by portfolio segment (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
March 31, 2013
Construction and land development	$1,418	$1,581	$523	$8,148	$11,670	$197,297	$208,967
Commercial real estate	3,253	2,719	-	7,911	13,883	942,440	956,323
Consumer real estate	9,897	3,448	-	14,208	27,553	704,128	731,681
Commercial and industrial loans (except those secured by real estate)	168	106	-	1,195	1,469	204,408	205,877
Consumer and other	130	19	2	16	167	38,916	39,083
Total loans	$14,866	$7,873	$525	$31,478	$54,742	$2,087,189	$2,141,931

December 31, 2012
Construction and land development	$2,283	$2,430	$-	$9,400	$14,113	$180,267	$194,380
Commercial real estate	6,529	5,980	-	10,224	22,733	898,290	921,023
Consumer real estate	7,899	6,879	179	15,642	30,599	698,297	728,896
Commercial and industrial loans (except those secured by real estate)	615	338	-	584	1,537	202,303	203,840
Consumer and other	231	101	3	32	367	31,562	31,929
Total loans	$17,557	$15,728	$182	$35,882	$69,349	$2,010,719	$2,080,068

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

In addition to specific reserves on impaired loans, we have a nine point grading system, which we apply to business purpose loans in the portfolio to reflect the risk characteristic of the loan.  The loans identified and measured for impairment are segregated from other loans within the portfolio.  The remaining loans are then grouped by loan type and, in the case of business loans, by risk rating.  Each loan type is assigned an allowance factor based on historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations.  The allowance factor incorporating the unemployment rate in Virginia was updated to assign a reserve at a lower rate of unemployment than previously used and softened the impact between different tranches.

In the first quarter of 2013, the look-back period for calculating historical losses was changed from four years to five years.  Management believes this period appropriately reflects the current credit cycle and accurately reflects the risk in the loan portfolio.  The five year look-back period includes the higher credit losses beginning in 2008 attributable to the economic downturn.  The most current 12 month period continues to be weighted more heavily as management considers it to be the most relevant indicator of current economic conditions. These refinements to the ALLL calculation were not significant to the provision expense or the overall consolidated financial statements.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses by portfolio segment is as follows (In thousands):
	Three Months Ended March 31, 2013
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, January 1, 2013	$8,230	$9,045	$10,811	$1,642	$96	$29,824
Provision for loan losses	584	(396)	(119)	603	28	700
Loans charged off	(394)	(267)	(1,225)	(170)	(77)	(2,133)
Recoveries	38	209	99	250	63	659
Net charge-offs	(356)	(58)	(1,126)	80	(14)	(1,474)
Balance, March 31, 2013	$8,458	$8,591	$9,566	$2,325	$110	$29,050

	Three Months Ended March 31, 2012
	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial (Except those Secured by Real Estate)	Consumer and Other	Total Allowance
Balance, January 1, 2012	$9,856	$8,565	$10,019	$4,059	$89	$32,588
Provisions for loan losses	(53)	395	1,295	(713)	(74)	850
Loans charged off	(401)	(798)	(886)	(250)	(48)	(2,383)
Recoveries	14	68	98	268	112	560
Net (charge-offs) recoveries	(387)	(730)	(788)	18	64	(1,823)
Balance, March 31, 2012	$9,416	$8,230	$10,526	$3,364	$79	$31,615

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method.  TDRs that have been subsequently removed from impaired status in years subsequent to the restructuring are not presented in the table (In thousands):

	Construction and Land Development	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial Loans (Except those Secured by Real Estate)	Consumer and Other	Total Loans
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$4,014	$2,491	$636	$437	$-	$7,578
Collectively evaluated for impairment	4,444	6,100	8,930	1,888	110	21,472
Total ending allowance	$8,458	$8,591	$9,566	$2,325	$110	$29,050

Loans:

Individually evaluated for impairment	$11,222	$20,396	$5,740	$615	$-	$37,973
Collectively evaluated for impairment	197,745	935,927	725,941	205,262	39,083	2,103,958
Total loans	$208,967	$956,323	$731,681	$205,877	$39,083	$2,141,931

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$4,423	$2,767	$640	$-	$-	$7,830
Collectively evaluated for impairment	3,807	6,278	10,171	1,642	96	21,994
Total ending allowance	$8,230	$9,045	$10,811	$1,642	$96	$29,824

Loans:

Individually evaluated for impairment	$12,686	$23,006	$5,919	$-	$-	$41,611
Collectively evaluated for impairment	181,694	898,017	722,977	203,840	31,929	2,038,457
Total loans	$194,380	$921,023	$728,896	$203,840	$31,929	$2,080,068

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

Impaired loans totaled $44.5 million and $49.3 million at March 31, 2013 and December 31, 2012, respectively.  Included in these balances were $23.0 million and $25.6 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is accruing, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered nonaccrual will be classified as nonperforming, but are able to be reclassified as performing if subsequent to restructure, they experience consecutive six months of payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on performing and nonperforming TDRs for the periods presented (In thousands):

	March 31,	December 31,
	2013	2012
Performing restructurings:
Construction and land development	$4,940	$5,962
Commercial real estate	6,746	7,004
Consumer real estate	9,396	10,278
Total performing restructurings	$21,082	$23,244

Nonperforming restructurings:
Construction and land development	$381	$380
Commercial real estate	60	116
Consumer real estate	1,519	1,885
Total nonperforming restructurings	$1,960	$2,381

Total restructurings	$23,042	$25,625

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at March 31, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

The following table provides information about TDRs identified during the specified periods and those loans identified as TDRs within the prior 12 month timeframe that subsequently defaulted.  Defaults are those TDRs that went greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs (In thousands, except number of contracts):

	Modifications for the three months ended,
	March 31, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2,201	$2,201
Consumer real estate	2	986	1,275
Total Troubled Debt Restructurings	3	$3,187	$3,476

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate	1	$1,043
Consumer real estate	14	2,360
Commercial and industrial loans (except those secured by real estate)	1	-
Total Troubled Debt Restructurings	16	$3,403

There were no TDRs identified during the first quarter of 2013, nor any TDRs identified within the past 12 months that subsequently defaulted.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on TDRs (In thousands):

	Three Months Ended March 31
	Interest income recognized	Cash-basis interest income
2013
Construction and land development	$76	$89
Commercial real estate	224	236
Consumer real estate	54	53
Total	$354	$378

2012
Construction and land development	$114	$147
Commercial real estate	62	64
Consumer real estate	45	43
Total	$221	$254

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $44.5 million of impaired loans at March 31, 2013, $6.5 million, consisting solely of TDRs, was collectively evaluated for impairment and $38.0 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $16.5 million of TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
March 31, 2013
Loans without a specific valuation allowance:
Construction and land development	$2,762	$3,116	$-	$3,001
Commercial real estate	1,466	1,466	-	4,335
Consumer real estate	1,871	3,426	-	1,896
Loans with a specific valuation allowance:
Construction and land development	8,460	13,083	4,014	8,954
Commercial real estate	18,930	19,559	2,491	17,366
Consumer real estate	3,869	3,886	636	3,934
Commercial and industrial loans (except those secured by real estate)	615	615	437	307
Total	$37,973	$45,151	$7,578	$39,793

As of December 31, 2012, we had $49.3 million of impaired loans, with $7.7 million, consisting solely of TDRs, collectively evaluated for impairment.  The other $41.6 million individually evaluated for impairment, which includes $17.9 million of TDRs, is presented below (In thousands):
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

Credit Quality Indicators

We categorize all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are risk graded at inception through the credit approval process.  The definitions used were last updated in early 2010 and are reviewed for applicability annually.  The risk grades are reviewed and formally affirmed quarterly by loan officers.  In addition, a certain percentage of credit exposure is reviewed each year through our loan review process.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers.  As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. We use the following definitions for risk ratings:

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

• Risk Grade 8 – Doubtful. Loss potential is extremely high.  Ability of the borrower to service the debt is weak, constant overdue status, loan has been placed on nonaccrual status and no definitive repayment schedule exists.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans not graded are either consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In thousands):

		Risk Grade
	Not Graded	1 - 3	4	5	6	7	8
March 31, 2013
Construction and land development	$41,861	$1,587	$74,193	$61,635	$3,415	$22,543	$3,733
Commercial real estate	-	92,102	539,407	237,655	22,900	64,259	-
Consumer real estate	-	6,299	98,809	70,258	12,013	21,525	976
Commercial and industrial loans (except those secured by real estate)	-	74,008	83,101	39,081	4,073	5,522	92
Total	$41,861	$173,996	$795,510	$408,629	$42,401	$113,849	$4,801

December 31, 2012
Construction and land development	$40,980	$964	$65,041	$56,114	$2,907	$24,945	$3,429
Commercial real estate	-	86,518	523,127	207,470	30,738	72,484	686
Consumer real estate	-	6,935	98,432	69,061	12,575	23,203	976
Commercial and industrial loans (except those secured by real estate)	-	66,612	76,748	49,236	4,717	6,470	57
Total	$40,980	$161,029	$763,348	$381,881	$50,937	$127,102	$5,148

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (In thousands):

	Consumer real estate		Consumer and other
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Performing	$507,593	$502,072	$39,067	$31,897
Nonperforming	14,208	15,642	16	32
Total	$521,801	$517,714	$39,083	$31,929

Repurchased Loans

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.  At March 31, 2013, $252 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $354 thousand were recognized during the three months ended March 31, 2012.  No losses were recognized during the first quarter of 2013.

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of March 31, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended March 31, 2013 and 2012. Potential dilutive stock had no effect on income per common share for the three month periods (In thousands, except share and per share amounts).

	March 31,
	2013	2012
Earnings per common share
Net income	$5,911	$5,500
Weighted average common shares issued and outstanding	22,995,404	23,064,048
Earnings per common share	$0.26	$0.24

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,995,404	23,064,048
Stock options	25,947	116
Total diluted weighted average common shares issued and outstanding	23,021,351	23,064,164
Diluted earnings per common share	$0.26	$0.24

In 2013 and 2012, stock options representing 172,859 and 257,336 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive. Of the outstanding warrants to purchase 302,622 shares of common stock associated with the U.S. Treasury Capital Purchase Program, 278,637 shares were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations.

6.	Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $290 thousand and $218 thousand during the three months ended March 31, 2013 and 2012.

A summary of the stock option plan at March 31, 2013 and 2012 and changes during the periods ended on those dates are as follows:

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	184,431	$20.30	291,196	$21.58
Forfeited	-	-	(6,228)	19.29
Expired	(1,134)	18.68	(29,538)	22.57
Exercised	(1,110)	12.78	-	-
Outstanding at March 31,	182,187	$20.36	255,430	$21.53

Exercisable at March 31,	168,553		224,206

The aggregate intrinsic value of options outstanding as of March 31, 2013 was $53 thousand and the intrinsic value of options exercisable was $44 thousand and the intrinsic value of options exercised during the first quarter of 2013 was $3 thousand. There were no options exercised during the first quarter of 2012.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter ended March 31, 2013 and the exercise price, multiplied by the number of options outstanding).  The fair value of shares vested during the first quarter of 2013 was $17 thousand. The weighted average remaining contractual life is 1.6 years with a weighted average exercise price of $20.55 for exercisable options at March 31, 2013.

The following table summarizes nonvested restricted shares outstanding as of March 31, 2013 and the related activity during the period:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(In thousands)

Nonvested at January 1, 2013	210,011	$12.49	$2,970
Granted	61,654	14.37
Vested and exercised	(52,152)	12.70	$760
Forfeited	(50)	12.78
Nonvested at March 31, 2013	219,463	$12.96	$3,544

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of March 31, 2013 that will be recognized through 2018 is $2.3 million.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value. The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect changes in classifications between levels will be rare.  There were no transfers between levels in 2013 or 2012.

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

Cash flow hedge: We record the fair value of our cash flow hedge on a recurring basis as Level 2, as the valuation is based on estimates using standard pricing models.  These models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized below (In thousands).

		Fair Value Measurements at
		March 31, 2013
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$242,642	$-	$242,642	$-
State and municipals	142,763	-	142,763	-
Corporate bonds	1,848	-	1,848	-
Collateralized mortgage obligations	4,801	-	4,801	-
Mortgage backed securities	103,520	-	103,520	-
Other investments	14,749	13,749	1,000	-
Other assets 1	2,908	2,908	-	-
Total assets at fair value	$513,231	$16,657	$496,574	$-

Cash flow hedge	$1,390	$-	$1,390	$-
Other liabilities 1	2,954	2,954	-	-
Total liabilities at fair value	$4,344	$2,954	$1,390	$-

1 Includes assets and liabilities associated with deferred compensation plans.

		Fair Value Measurements at
		December 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Treasuries	$20,000	$20,000	$-	$-
U. S. Government agencies	249,496	-	249,496	$-
State and municipals	148,666	-	148,666	-
Corporate bonds	1,852	-	1,852	-
Collateralized mortgage obligations	5,333	-	5,333	-
Mortgage backed securities	113,380	-	113,380	-
Other investments	14,749	13,749	1,000	-
Other assets 1	2,987	2,987	-	-
Total assets at fair value	$556,463	$36,736	$519,727	$-

Cash flow hedge	$1,465	$-	$1,465	$-
Other liabilities 1	3,034	3,034	-	-
Total liabilities at fair value	$4,499	$3,034	$1,465	$-

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

The fair value of impaired loans is estimated using one of several methods.  For real estate secured loans, generally external appraisals by a board approved appraiser are used to determine the fair value of the underlying collateral for collateral dependent impaired loans.  These appraisals are sometimes adjusted based on management’s and Chief Appraiser’s knowledge of other factors not embedded within the appraisal, including selling costs, maintenance costs, and other estimable costs that would be incurred if collateral is required to be liquidated.  Our in-house Chief Appraiser’s review of such appraisals is documented as part of the quarterly ALLL process.  Other estimates of value, such as auctioneer’s estimates of value, purchase offers and/or contracts, and settlement offers and/or agreements, may be used when they are thought to represent a more accurate estimate of fair value.  For loans that are not secured by real estate, fair value of the collateral may be determined by discounted book value based on available data such as current financial statements or an external appraisal or an auctioneer’s or liquidator’s estimate of value.  Those impaired loans not requiring an allowance represent loans that have been charged down to their net realizable value. At March 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. As such, we record the impaired loan as nonrecurring Level 3.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are included in the table below (In thousands).

		Fair Value Measurements at
		March 31, 2013
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$21,432	$-	$-	$21,432
Foreclosed assets	6,389	-	-	6,389
Total assets at fair value	$27,821	$-	$-	$27,821

		Fair Value Measurements at
		December 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans	$23,667	$-	$-	$23,667
Loans held for sale - mortgage	37,778	-	37,778	-
Foreclosed assets	5,760	-	-	5,760
Total assets at fair value	$67,205	$-	$37,778	$29,427

There are significant unobservable inputs used for our Level 3 measurements of impaired loans and foreclosed assets.  For both types of assets, the measurement is dependent on our planned strategy.  For foreclosed assets, quarterly valuations are typically obtained for the properties in the portfolio.  For those properties less than $500 thousand associated with realtor sales, this is typically a realtor’s assessment.  Properties greater than $500 thousand that will be sold through the retail, wholesale and auction markets are typically reported at liquidation value supported by a current appraisal or an auctioneer’s estimate, as appropriate.  Over the past few years, the average markdown on foreclosed assets subsequent to their reclassification from the loan portfolio has been approximately 12% - 15%.  For impaired loans with a planned strategy of rehabilitation, a market value is used for the fair value measurement.  Adjustments are made if an updated market value is not obtained and we feel that the market has changed significantly since the value was prepared.  If our strategy is to liquidate a property, the liquidation value is used.  For those properties going to auction, the value may be adjusted downward based on auctioneer feedback, which is typically more reliable than appraisal value based on market knowledge.

The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, and accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

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

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2013 and December 31, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of our financial instruments are as follows (In thousands):

	March 31, 2013
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,509	$66,509	$66,509	$-	$-
Investment securities	510,323	510,323	13,749	496,574	-
Mortgage loans held for sale	30,036	30,036	-	30,036	-
Loans receivable, net	2,112,441	1,940,078	-	-	1,940,078
Accrued interest receivable	8,865	8,865	17	3,003	5,845

Liabilities
Deposits	$2,476,005	$2,487,796	$-	$-	$2,487,796
Federal Home Loan Bank advances	55,000	59,503	-	-	59,503
Subordinated debt	32,991	32,938	-	-	32,938
Accrued interest payable	1,548	1,548	-	-	1,548

	December 31, 2012
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89,949	$89,949	$89,949	$-	$-
Investment securities	553,476	553,476	33,749	519,727	-
Mortgage loans held for sale	37,778	37,778	-	37,778	-
Loans receivable, net	2,049,769	1,884,523	-	-	1,884,523
Accrued interest receivable	8,265	8,265	14	2,646	5,605

Liabilities
Deposits	$2,484,324	$2,497,277	$-	$-	$2,497,277
Federal Home Loan Bank advances	55,000	59,864	-	-	59,864
Subordinated debt	32,991	32,937	-	-	32,937
Accrued interest payable	1,682	1,682	-	-	1,682

8.	Segment Information

We operate in three business segments, organized around the different products and services offered:
  Commercial Banking
  Mortgage Banking
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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2013 and 2012 is as follows:

At and for the Three Months Ended March 31, 2013

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,218	$316	$-	$(335)	$-	$24,199
Provision for loan losses	700	-	-	-	-	700
Noninterest income	5,585	1,817	1,228	26	(1,217)	7,439
Noninterest expense	21,660	1,445	1,035	(153)	(1,217)	22,770
Provision for income taxes	2,053	206	58	(60)	-	2,257
Net income (loss)	$5,390	$482	$135	$(96)	$-	$5,911

Total Assets	$2,960,541	$44,874	$629	$467,166	$(459,321)	$3,013,889
Average Assets	$2,945,276	$39,816	$615	$468,857	$(461,775)	$2,992,789

At and for the Three Months Ended March 31, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$23,992	$245	$-	$(341)	$-	$23,896
Provision for loan losses	850	-	-	-	-	850
Noninterest income	5,496	1,398	1,278	27	(1,231)	6,968
Noninterest expense	21,090	1,327	1,026	188	(1,231)	22,400
Provision for income taxes	2,123	95	77	(181)	-	2,114
Net income (loss)	$5,425	$221	$175	$(321)	$-	$5,500

Total Assets	$2,900,980	$17,383	$506	$455,548	$(448,503)	$2,925,914
Average Assets	$2,865,457	$24,988	$461	$454,809	$(448,091)	$2,897,624

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Accumulated Other Comprehensive Income

The components of other comprehensive loss and the related tax effects were (In thousands):
	Three months ended March 31,
	2013			2012
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities available for sale:
Unrealized holding gains arising during the period	$(2,170)	$759	$(1,411)	$(472)	$165	$(307)
Reclassification adjustment	(6)	2	(4)	(73)	26	(47)
Change in post retirement liability	(177)	62	(115)	3	(1)	2
Change in cash flow hedge	75	(26)	49	(42)	15	(27)
Other comprehensive income	$(2,278)	$797	$(1,481)	$(584)	$205	$(379)

There were no significant reclassifications out of accumulated other comprehensive income during the periods presented.

Cumulative other comprehensive income balances were (In thousands):
	Investment securities available for sale	Postretirement liability	Cash flow hedge	Cumulative other comprehensive income
Balance, January 1, 2012	$11,582	$(1,725)	$(523)	$9,334
Net change	(354)	2	(27)	(379)
Balance, March 31, 2012	$11,228	$(1,723)	$(550)	$8,955

Balance, January 1, 2013	$12,391	$(1,532)	$(952)	$9,907
Net change	(1,415)	(115)	49	(1,481)
Balance, March 31, 2013	$10,976	$(1,647)	$(903)	$8,426

10.	Share Repurchase Plan

Our Board approved a share repurchase program in December of 2012, authorizing 1,500,000 shares for repurchase.  There is no stated expiration for the share repurchase program.  Since the inception of this share repurchase program, we have repurchased 372 thousand shares of our common stock for a total cash investment of $5.8 million.

The table below presents information with respect to our common stock purchases made during the three months ended March 31, (In thousands, except per share data):

2013
Total number of shares purchased	372
Average price paid per share	$15.47
Total investment	$5,774

11.	Reclassifications

During the first quarter of 2013 we modified the reporting of commissions paid on both the origination of mortgage loans held for sale and the generation of fiduciary fee income.  Mortgage banking-related fees and Fiduciary and brokerage fee income are now being reported net of associated commission expense in Noninterest income.  Previously both of these commission expense items were reported in the Compensation and employee benefits line item on the consolidated income statement.

In addition, debit card interchange costs and net demand deposit charge-offs have been reclassified from the Data processing and Other operating expenses line items to Retail banking fees, respectively.   Also, insurance related expenses have been reclassified from Other operating expenses to Insurance income.

Management considers the net presentation to more accurately reflect income derived from our retail banking activities and the net contribution of the mortgage banking and wealth management segments to the consolidated financial results. As shown below, the results of these reclassifications are not considered material and have no effect on previously reported amounts related to consolidated net income or earnings per share (In thousands):

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012

	Prior		Current	Prior		Current
	Presentation	Reclassification	Presentation	Presentation	Reclassification	Presentation
Net interest income after provision for loan losses	$23,499	$-	$23,499	$23,046	$-	$23,046
Noninterest income
Retail banking fees	3,578	(527)	3,051	3,795	(468)	3,327
Fiduciary and brokerage fee income	1,332	(104)	1,228	1,343	(115)	1,228
Mortgage banking-related fees	2,366	(531)	1,835	2,184	(407)	1,777
Insurance income	340	(41)	299	353	(65)	288
Other noninterest income line items	1,026	-	1,026	450	(102)	348
Total noninterest income	$8,642	$(1,203)	$7,439	$8,125	$(1,157)	$6,968

Noninterest expense
Compensation and employee benefits	$13,058	$(635)	$12,423	12,624	(522)	12,102
Data processing	765	(351)	414	671	(330)	341
Other operating expenses	3,035	(217)	2,818	3,006	(305)	2,701
Other noninterest expense line items	7,115	-	7,115	7,256	-	7,256
Total noninterest expense	23,973	(1,203)	22,770	23,557	(1,157)	22,400
Income tax expense	2,257	-	2,257	2,114	-	2,114
Net income	$5,911	$-	$5,911	$5,500	$-	$5,500

12.	New Authoritative Accounting Guidance

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The Update was issued to improve the transparency of reporting these reclassifications; the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements and all information required by this ASU was already required to be disclosed elsewhere in the financial statements.  The ASU requires presentation, either on the face of the statement where net income is presented or in the notes, of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under USGAAP to be reclassified to net income in its entirety in the same reporting period.  Additionally, a company must cross-reference to other disclosures currently required under USGAAP for other reclassification items that are not required under USGAAP to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.  This Update becomes effective for reporting periods beginning after December 15, 2012.  We followed the new guidance effective first quarter of 2013 by adding the required disclosure.  This had no effect on our consolidated financial position or consolidated results of operations as a result of adoption.

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

Results of Operations

Our first quarter 2013 earnings were $5.9 million, or $0.26 net income per diluted share. This represents a 7.5% increase over net income of $5.5 million or $0.24 per diluted share recognized during the same quarter in the prior year.  Continuing improvements in asset quality and stabilized net interest income revenues contributed to the growth in earnings.

Earnings Highlights

				Change	Change
	Q1	Q4	Q1	Q1 13 vs.	Q1 13 vs.
Dollars in thousands, except per share data	2013	2012	2012	Q4 12	Q1 12

Interest income - taxable equivalent	$28,761	$29,050	$29,684	$(289)	$(923)
Interest expense	3,864	4,118	5,062	(254)	(1,198)
Net interest income - taxable equivalent	24,897	24,932	24,622	(35)	275
Less: taxable equivalent adjustment	698	729	726	(31)	(28)
Net interest income	24,199	24,203	23,896	(4)	303
Provision for loan losses	700	1,400	850	(700)	(150)
Net interest income after provision for loan losses	23,499	22,803	23,046	696	453
Noninterest income	7,439	8,068	6,968	(629)	471
Noninterest expense	22,770	22,405	22,400	365	370
Income tax expense	2,257	2,245	2,114	12	143
Net income available to common shareholders	$5,911	$6,221	$5,500	$(310)	$411
Earnings per share available to common shareholders
Basic	$0.26	$0.27	$0.24	$(0.01)	$0.02
Diluted	$0.26	$0.27	$0.24	$(0.01)	$0.02

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Margin

	For the Three Months Ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,141,838	$25,476	4.82%	$2,054,830	$26,040	5.10%
Investment securities
Taxable	379,131	1,444	1.52%	322,372	1,610	1.98%
Tax exempt (1)	126,907	1,823	5.75%	138,864	2,000	5.70%
Total investments	506,038	3,267	2.58%	461,236	3,610	3.10%

Federal funds sold and deposits in banks	23,637	18	0.30%	59,323	34	0.23%
	529,675	3,285	2.48%	520,559	3,644	2.77%

Total earning assets	2,671,513	$28,761	4.37%	2,575,389	$29,684	4.64%

Total nonearning assets	321,276			322,235

Total assets	$2,992,789			$2,897,624

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$627,046	$200	0.13%	$585,017	$396	0.27%
Money market	463,969	484	0.42%	412,739	544	0.53%
Savings	313,875	105	0.14%	296,373	332	0.45%
Time deposits:
Less than $100,000	459,826	1,438	1.27%	507,797	1,896	1.50%
$100,000 and more	230,892	890	1.56%	259,364	1,109	1.72%
Total interest-bearing deposits	2,095,608	3,117	0.60%	2,061,290	4,277	0.83%

Federal funds purchased and securities sold under agreements to repurchase	1,388	7	2.02%	835	6	2.95%
Federal Home Loan Bank advances and other borrowings	55,000	404	2.94%	57,363	438	3.02%
Subordinated debt	32,991	336	4.07%	32,991	341	4.09%

	89,379	747	3.34%	91,189	785	3.41%

Total interest-bearing liabilities	2,184,987	3,864	0.72%	2,152,479	5,062	0.94%

Total noninterest-bearing liabilities	376,296			328,147

Total liabilities	2,561,283			2,480,626
Stockholders' equity	431,506			416,998

Total liabilities and stockholders' equity	$2,992,789			$2,897,624

Net interest income (tax equivalent)		$24,897			$24,622
Average interest rate spread			3.65%			3.70%
Interest expense as percentage of average earning assets			0.59%			0.79%
Net interest margin			3.78%			3.85%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2013 compared to Fourth Quarter 2012

The expansion in net interest margin on a sequential basis was driven by a 3 basis point reduction in the cost of interest bearing liabilities and stable asset yields. The yield on assets was slightly elevated due to higher loan fee amortization associated with loan payoffs during the current quarter.  Loan yields contracted 5 basis points due to re-pricing within the current portfolio and reduced yields on stronger new loan production.  Investment yields contracted 3 basis points sequentially due to maturities and pay-downs of higher yielding investments. The cost of interest bearing liabilities improved 3 basis points sequentially, moving from 0.75% during the fourth quarter of 2012 to 0.72% during the first quarter of 2013.  Significant improvements in the cost of interest-bearing liabilities were realized during 2012; however, we anticipate the improvement in 2013 to be more muted and consistent with the sequential shift.  Higher earning assets offset the contraction in loan yields and the effect of the shorter period as net interest income on a tax-equivalent basis remained stable at $24.9 million on a sequential basis.

First Quarter 2013 compared to First Quarter 2012

The net interest margin compressed 7 basis points when compared to the first quarter of 2012.  Loan and investment yields contracted 28 basis points and 52 basis points, respectively, on a year over year basis.  Similar to the sequential quarter contractions, these were also due to the current low rate environment. These contractions were somewhat offset by the 22 basis point improvement in the cost of interest bearing liabilities noted year over year.  Higher earning assets offset the margin compression as net interest income on a tax-equivalent basis increased $275 thousand to $24.9 million for the first quarter of 2013, compared to $24.6 million for the first quarter last year.

Noninterest Income

				% Change	% Change
	Q1	Q4	Q1	Q1 13 vs.	Q1 13 vs.
	2013	2012	2012	Q4 12	Q1 12
Retail banking fees	$3,051	$3,370	$3,327	-9.5%	-8.3%
Fiduciary and brokerage fee income	1,228	1,129	1,228	8.8%	0.0%
Mortgage banking-related fees	1,835	2,096	1,777	-12.5%	3.3%
Losses on mortgage indemnifications and repurchases	-	(9)	(354)	-100.0%	-100.0%
Losses on sale of premises and equipment	(10)	58	(16)	>100%	-37.5%
Gains on sale of securities available for sale	6	440	73	-98.6%	-91.8%
Losses on sale / impairments of foreclosed assets	(130)	(440)	(452)	-70.5%	-71.2%
Income from bank owned life insurance	432	446	440	-3.1%	-1.8%
Insurance income	299	125	288	>100%	3.8%
Other operating income	728	853	657	-14.7%	10.8%
Total noninterest income	$7,439	$8,068	$6,968	-7.8%	6.8%

First Quarter 2013 compared to Fourth Quarter 2012

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $7.4 million for the first quarter of 2013, down $127 thousand or 1.7% on a sequential basis compared to $7.6 million for the fourth quarter of 2012. The sequential quarter decrease in operating noninterest income was attributable to decreases in retail banking fees and mortgage banking fees of $319 thousand and $261 thousand, respectively.  These contractions were partially offset by a $310 thousand reduction in losses on foreclosed assets, a $174 thousand seasonal increase in insurance income and a $99 thousand increase in fiduciary and brokerage fee income.

The decrease in retail banking fees was driven by a $316 thousand decrease in overdraft revenues, which is considered normal seasonal contraction when comparing the first quarter to the fourth quarter.  The contraction in mortgage banking related fees was primarily margin related due to product mix as loans sold in the first quarter of 2013 totaled $79.0 million or down $1.8 million or only 2.2% from the $80.8 million sold during the fourth quarter of 2012.

The wealth management segment saw growth in both fees from brokerage fee income, which was up $83 thousand or 33.6% and from fiduciary activities, which were up $15 thousand or 1.7%.  Fiduciary assets increased sequentially by $127.7 million or 28.0% amounting to $583.0 million at March 31, 2013, compared to $455.3 million at December 31, 2012. This business segment produced over $105 million in new assets under management during the first quarter of 2013.

Losses and write-downs on foreclosed assets decreased as the portfolio increased $629 thousand or 10.9% during the quarter, as approximately $1.4 million of properties were added and $699 thousand were sold.  Other operating income decreased $125 thousand during the quarter due to a contraction in commercial lending loan swap fee income.

First Quarter 2013 compared to First Quarter 2012

On an operating basis total non-interest income was up $532 thousand or 7.7% compared to $6.9 million for the first quarter of 2012.  The increase in operating noninterest income was attributable to a $354 thousand decrease in losses on mortgage indemnifications, a $322 thousand decrease in losses on foreclosed assets, a $73 thousand increase in other income and a $58 thousand increase in mortgage banking related fees.  These were partially offset by a $276 thousand contraction in retail banking fees.

The decrease in losses on sale/impairments of foreclosed assets is reflective of the downward trending balance in foreclosed assets. This balance decreased $447 thousand or 6.5% when compared to the first quarter of 2012.

Mortgage banking-related fees increased primarily due to margin and not volume as loans sold in the first quarter of 2013 totaled $79.0 million or down $18.0 million or 18.5% from the $97.0 million sold during the first quarter of 2012.  The increase in other operating income was a result of higher commercial lending loan swap fee revenues when compared to the first quarter of 2012.

The decrease in retail banking fees of $276 thousand was driven by a $185 thousand decrease in overdraft revenues and a $92 thousand decrease in interchange fees.  The decrease in overdraft revenues is due to decreased volume, while the decrease in interchange income is primarily due to decreased margin related to recently enacted legislation.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense
				% Change	% Change
	Q1	Q4	Q1	Q1 13 vs.	Q1 13 vs.
	2013	2012	2012	Q4 12	Q1 12
Compensentation and employee benefits	$12,423	$11,994	$12,102	3.6%	2.7%
Net occupancy	2,250	2,212	2,063	1.7%	9.1%
Equipment	2,089	1,965	2,218	6.3%	-5.8%
Amortization-intangible assets	311	311	413	0.0%	-24.7%
Marketing	245	373	249	-34.3%	-1.6%
State franchise taxes	587	564	568	4.1%	3.4%
FDIC insurance	506	562	639	-10.0%	-20.8%
Data processing	414	410	341	1.0%	21.4%
Professional fees	754	735	681	2.6%	10.7%
Telecommunications	373	405	425	-7.9%	-12.2%
Other operating expense	2,818	2,874	2,701	-2.0%	4.3%
Total noninterest expenses	$22,770	$22,405	$22,400	-7.8%	1.7%

First Quarter 2013 compared to Fourth Quarter 2012

Noninterest expenses were up sequentially by $365 thousand or 1.6%.  This increase was driven by a $429 thousand increase in compensation and benefits expense associated with seasonal increases in incentive costs and related benefits.    Equipment expense increased $124 thousand on higher maintenance costs.  These increases were somewhat offset by decreased marketing, FDIC insurance and telecommunications expenses of $128 thousand, $56 thousand and $32 thousand, respectively.

Professional fees remained elevated due to $316 thousand of nonrecurring costs associated with strategic initiatives involving succession planning, efficiency initiatives and evaluation of certain strategic opportunities.

First Quarter 2013 compared to First Quarter 2012

Noninterest expenses were up year over year by $370 thousand or 1.7%.  The majority of the noninterest expense increase when comparing the first quarter of 2013 to the same quarter in the prior year relates to a $321 thousand increase in compensation and benefits.  The primary driver of the increase relates to increased incentive costs incurred during the current quarter.

Net occupancy, professional fees, and data processing increased when comparing the first quarter of 2013 to the same quarter in the prior year by $187 thousand, $73 thousand and $73 thousand, respectively.  Net occupancy increases were driven by our additional financial centers; professional fees including the aforementioned nonrecurring costs in the current year; and the increase in data processing reflects additional transaction volume and technology investments. These increases were somewhat offset by decreased amortization of intangible assets and FDIC insurance expenses of $102 thousand and $133 thousand, respectively.

The efficiency ratio was 69.19% for the first quarter of 2013, compared to 66.95% for the fourth quarter of 2012 and 68.78% for the first quarter of 2012. The sequential quarter increase in the efficiency ratio reflects lower noninterest income revenues coupled with higher compensation costs associated with incentives and nonrecurring professional costs.  The incentive cost also drove the year over year increase, which was partially offset by slightly higher noninterest income revenues.

Asset Quality
				Change	Change
	Q1	Q4	Q1	Q1 13 vs.	Q1 13 vs.
Dollars in thousands	2013	2012	2012	Q4 12	Q1 12

Allowance for loan losses:
Beginning of period	$29,824	$29,860	$32,588	$(36)	$(2,764)
Provision for loan losses	700	1,400	850	(700)	(150)
Charge-offs	(2,133)	(2,562)	(2,383)	429	250
Recoveries	659	1,126	560	(467)	99
Net charge-offs	(1,474)	(1,436)	(1,823)	(38)	349
End of period	$29,050	$29,824	$31,615	$(774)	$(2,565)

Accruing Troubled Debt Restructurings	$21,082	$23,244	$28,646	$(2,162)	$(7,564)

Loans greater than 90 days past due still accruing	$525	$182	$563	$343	$(38)

Non accrual loans	$29,518	$33,795	$31,558	$(4,277)	$(2,040)
Non accrual TDR's	$1,960	2,381	$6,134	(421)	(4,174)
Total non-performing loans	31,478	36,176	37,692	(4,698)	(6,214)
Foreclosed assets	6,389	5,760	6,836	629	(447)
Total non-performing assets	$37,867	$41,936	$44,528	$(4,069)	$(6,661)

Nonperforming assets as a % of total assets	1.26%	1.39%	1.52%	-0.13%	-0.26%
Nonperforming assets as a % of loans plus foreclosed assets	1.76%	2.01%	2.18%	-0.25%	-0.42%
Allowance for loan losses as a % of total loans	1.36%	1.43%	1.55%	-0.07%	-0.19%
Annualized net charge-offs as a % of average loans outstanding	0.28%	0.28%	0.35%	0.00%	-0.07%

	March 31, 2013
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$208,967	$8,148	3.90%
Commercial real estate	956,323	7,911	0.83%
Consumer real estate	731,681	14,208	1.94%
Commercial and industrial loans (except those secured by real estate)	205,877	1,195	0.58%
Consumer and other	39,083	16	0.04%
Total loans	$2,141,931	$31,478	1.47%

First Quarter 2013 compared to Fourth Quarter 2012

Nonperforming asset levels decreased 9.7% on a sequential basis and 15.0% when compared to the same quarter in the prior year.  We continue to see improvement in the market conditions throughout our footprint and believe our efforts to manage problem credits is driving the reductions noted in nonaccrual loans and nonperforming troubled debt restructurings (“TDRs”).  The decreased provisioning in the first quarter of 2013 directly correlated to the continued improvement in underlying credit quality metrics used in measuring the risk inherent in the loan portfolio.

Our allowance to nonperforming loans coverage ratio is at its highest level since the second quarter of 2011.  This metric was 92.3% at March 31, 2013, increasing from 82.4% at December 31, 2012 and 83.9% at March 31, 2012. The first quarter net charge offs of $1.5 million outpaced loan loss provisioning of $700 thousand, resulting in an allowance for loan losses of $29.1 million at March 31, 2013, or lower when compared to $29.8 million at December 31, 2012 and $31.6 million at March 31, 2012. The allowance as a percentage of total loans was 1.36% at March 31, 2013, compared to 1.43% at December 31, 2012 and 1.55% at March 31, 2012.

Foreclosed assets on a sequential basis ticked up slightly from an eight quarter low at December 31, 2012.  This was due the net effect of $1.4 million in nonperforming loans migrating to foreclosed assets and $699 thousand of properties being sold during the quarter.  We continue to manage properties out of the portfolio at a moderate pace while maintaining reasonable price points relative to market.

Included in the loan portfolio at March 31, 2013 were loans classified as TDRs totaling $23.0 million, which is down $2.6 million or 10.1% from $25.6 million at December 31, 2012.  At March 31, 2013, $21.1 million or 91.5% of total TDRs were performing under the modified terms.

Balance Sheet Trends
				% Change	% Change
	Q1	Q4	Q1	Q1 13 vs.	Q1 13 vs.
Dollars in thousands	2013	2012	2012	Q4 12	Q1 12
SUMMARY AVERAGE BALANCE SHEETS
Total loans	$2,141,838	$2,084,741	$2,054,830	2.7%	4.2%
Total investment securities	506,038	521,999	461,236	-3.1%	9.7%
Total earning assets	2,671,513	2,644,993	2,575,389	1.0%	3.7%
Total assets	2,992,789	2,973,428	2,897,624	0.7%	3.3%
Total deposits	2,452,592	2,433,728	2,373,887	0.8%	3.3%
Shareholders' equity	431,506	431,505	416,998	0.0%	3.5%

SUMMARY ENDING BALANCE SHEETS
Total loans	$2,141,931	$2,080,068	$2,034,440	3.0%	5.3%
Total investment securities	510,323	553,476	524,020	-7.8%	-2.6%
Total earning assets	2,706,063	2,705,249	2,621,833	0.0%	3.2%
Total assets	3,013,889	3,023,204	2,925,914	-0.3%	3.0%
Total deposits	2,476,005	2,484,324	2,401,917	-0.3%	3.1%
Shareholders' equity	428,753	431,642	417,920	-0.7%	2.6%

First Quarter 2013 compared to Fourth Quarter 2012

Period end loans grew $61.9 million or 3.0% on a sequential basis and are up $107.5 million or 5.3% compared to the same quarter in the prior year.  Loan growth during the first quarter of 2013 was primarily commercial real estate driven, but growth was noted in just about every loan category.  This category also accounts for most of the growth noted since the first quarter of 2012.  Additionally, loans totaling $11.9 million were purchased during the first quarter in conjunction with the purchase of our Robious Road financial center.  While loan growth in the first quarter of 2013 was improved, pricing competition continues to be high for quality loans and elevated curtailments continue across our footprint.  Investment securities continue to trend down as maturing cash flows from the investment portfolio are being utilized to fund loan growth. While total assets contracted slightly, we improved the mix of earning assets and its ratio to nonearning assets.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segments
				% Change	% Change
	Q1	Q4	Q1	Q1 13 vs.	Q1 13 vs.
Dollars in thousands	2013	2012	2012	Q4 12	Q1 12
Net Income
Commercial Banking	$5,390	$5,696	$5,425	-5.4%	-0.7%
Mortgage Banking	482	722	221	-33.2%	118.1%
Wealth Management	135	83	175	62.7%	-22.9%
Other	(96)	(280)	(321)	-65.7%	-70.1%
Consolidated	5,911	6,221	5,500	-5.0%	7.5%

First Quarter 2013 compared to Fourth Quarter 2012

The first quarter of 2013 saw decreased contributions from both the Commercial Banking and Mortgage Banking segments on a sequential quarter basis.  These were driven by increased incentives paid out in our commercial lending group and reduced margins on mortgage production, respectively.  Wealth management net income increased based on strong growth in assets under management and higher brokerage fee income realized through increased volume.

First Quarter 2013 compared to First Quarter 2012

The year over year increase in consolidated net income was attributable to the strong contribution from the Mortgage Banking segment, which was volume related.  The Commercial Banking segment saw little contraction in net income due to strong loan growth which offset the contractions in both net interest margin and noninterest income.  Wealth management net income decreased largely due to some nonrecurring revenues associated with a vendor conversion that were recognized during the first quarter of 2012.

Income Taxes

The provision for income taxes was $2.3 million for the first quarter of 2013 compared to $2.2 million for the fourth quarter of 2012. This resulted in an effective tax rate of 27.6% for the first quarter of 2013 compared to 26.8% for the year ended December 31, 2012. The increase in the effective tax rate was due to higher earnings relative to permanent differences.  The effective rate of 27.6% applied to the first quarter is anticipated to be our annual effective rate for 2013.

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

Our primary source of additional capital is earnings retention, which represents net income less dividends declared.  We paid $1.8 million in common dividends during the three month period ended March 31, 2013.  These dividends combined with net income of $5.9 million resulted in an increase to retained earnings of $4.1 million during the period.  Future dividends will be dependent upon our ability to generate earnings in future periods.

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

The following table includes information with respect to our risk-based capital and equity levels as of March 31, 2013 (in thousands):

	Consolidated	Bank
Tier 1 capital	$338,939	$323,792
Tier 2 capital	27,850	27,778
Total risk-based capital	366,789	351,570
Total risk-weighted assets	2,226,533	2,220,695
Average adjusted total assets	2,878,517	2,871,059
Capital ratios:
Tier 1 risk-based capital ratio	15.22%	14.58%
Total risk-based capital ratio	16.47%	15.83%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.77%	11.28%
Equity to assets ratio	14.23%	14.94%
Tangible common equity to assets ratio	10.72%	11.46%

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our  bank subsidiary has available a $177.5 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $70 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of our parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and credit administration functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary and availability on the equity market as deemed necessary.  As of March 31, 2013 there was $8.6 million in unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval.

In the judgment of management, we maintain the ability to generate sufficient amounts of cash to cover normal requirements and any additional funds as needs may arise.

Off Balance Sheet Items

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Deferred Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of March 31, 2013, as management has not taken any tax positions that it deems to be considered uncertain.

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

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:

	For the three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Noninterest expense	$22,770	$22,405	$22,400
Less:
Amortization of intangible assets	311	311	413
Adjusted noninterest expense	$22,459	$22,094	$21,987

Net interest income (tax equivalent)	$24,897	$24,932	$24,622
Noninterest income	7,439	8,068	6,968
Less:
Gains on sale of securities available for sale	6	440	73
Losses / impairments on foreclosed assets	(130)	(440)	(452)
Net revenues	$32,460	$33,000	$31,969

Efficiency ratio	69.19%	66.95%	68.78%

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

	Consolidated	Bank
Total stockholders' equity	$428,753	$449,148
Less:
Core deposit intangibles, net	3,882	3,882
Goodwill	113,652	113,652
Net other intangibles	740	740
Tangible common equity	310,479	330,874

Total assets	3,013,889	3,006,044
Core deposit intangibles, net	3,882	3,882
Goodwill	113,652	113,652
Net other intangibles	740	740
Tangible assets	$2,895,615	$2,887,770

Tangible common equity to assets ratio	10.72%	11.46%

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

	For the three months ended
	March 31, 2013	March 31, 2012
Noninterest income	$7,439	$6,968
Less:
Gains on securities available for sale	6	73
Losses on sale of premises and equipment	(10)	(16)
Operating earnings	$7,443	$6,911

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the quantitative and qualitative market risk disclosures in our Form 10-K for the year ended December 31, 2012.

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, we review and change internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

There have been no material changes to the risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We announced a share repurchase program on December 19, 2012, authorizing 1,500,000 shares for repurchase.  There is no stated expiration for the share repurchase program.  Since the inception of this share repurchase program, we have repurchased 372 thousand shares of our common stock for a total cash investment of $5.8 million.

The table below presents information with respect to our common stock purchases made during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 2013	28,839	$14.92	28,839	1,471,161
February 2013	200,232	15.17	229,071	1,270,929
March 2013	143,395	16.01	372,466	1,127,534
	372,466	$15.47	372,466	1,127,534

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 3.1	Articles of Incorporation of StellarOne Corporation, as amended. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2010)

Exhibit No. 3.2	Bylaws of StellarOne Corporation, as amended and restated. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 28, 2010)

Exhibit No. 4.1	Warrant to purchase up to 302,623 shares of Common Stock. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 23, 2008)

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
May 9, 2013

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
May 9, 2013