Form 10-Q
period 2013-06-30
StellarOne CORP
filed 2013-08-08
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

As of August 5, 2013 there were 22,730,967 shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$46,321	$55,546
Federal funds sold	52	1,552
Interest-bearing deposits in banks	5,320	32,851
Cash and cash equivalents	51,693	89,949
Investment securities, at fair value	488,925	553,476
Mortgage loans held for sale	28,926	37,778
Loans receivable, net of allowance for loan losses, 2013, $27,366; 2012, $29,824	2,155,623	2,049,769
Premises and equipment, net	74,018	72,060
Accrued interest receivable	8,172	8,265
Core deposit intangibles, net	3,048	3,462
Goodwill	114,167	113,652
Bank owned life insurance	45,051	44,182
Foreclosed assets	4,095	5,760
Other assets	40,448	44,851
Total assets	$3,014,166	$3,023,204

Liabilities
Deposits:
Noninterest-bearing	$379,616	$362,713
Interest-bearing	2,087,231	2,121,611
Total deposits	2,466,847	2,484,324
Federal Home Loan Bank advances	70,000	55,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,459	1,682
Other liabilities	16,540	17,565
Total liabilities	2,587,837	2,591,562

Stockholders' Equity

Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Common stock; $1 par value; 35,000,000 shares authorized; 2013: 22,519,050 shares issued and outstanding; 2012: 22,889,091 shares issued and outstanding.	22,519	22,889
Additional paid-in capital	265,845	271,747
Retained earnings	135,206	127,099
Accumulated other comprehensive income	2,759	9,907
Total stockholders' equity	426,329	431,642
Total liabilities and stockholders' equity	$3,014,166	$3,023,204

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	June 30,
	2013	2012
Interest Income
Loans, including fees	$25,349	$25,879
Federal funds sold and deposits in other banks	11	31
Investment securities:
Taxable	1,364	1,719
Tax-exempt	1,160	1,305
Total interest income	27,884	28,934

Interest Expense
Deposits	2,850	3,996
Federal funds purchased and securities sold under agreements to repurchase	9	6
Federal Home Loan Bank advances	411	409
Subordinated debt	342	343
Total interest expense	3,612	4,754
Net interest income	24,272	24,180
(Recovery of) provision for loan losses	(385)	1,400
Net interest income after provision for loan losses	24,657	22,780

Noninterest Income
Retail banking fees	3,455	3,265
Fiduciary and brokerage fee income	1,389	1,182
Mortgage banking-related fees	1,927	1,381
Losses on mortgage indemnifications and repurchases	(72)	(202)
Losses (gains) on sale of premises and equipment	(14)	8
Gains on sale of securities available for sale	-	7
Losses on sale / impairments of foreclosed assets	(244)	(219)
Income from bank owned life insurance	438	438
Insurance income	351	370
Other operating income	596	846
Total noninterest income	7,826	7,076
Noninterest Expense
Compensation and employee benefits	11,979	12,822
Net occupancy	2,313	2,096
Equipment	2,191	2,152
Amortization of intangible assets	320	413
Marketing	293	379
State franchise taxes	588	559
FDIC insurance	506	543
Data processing	394	334
Professional fees	594	883
Telecommunications	384	410
Merger related costs	871	-
Other operating expenses	2,819	2,616
Total noninterest expense	23,252	23,207

Income before income taxes	9,231	6,649
Income tax expense	2,914	1,768
Net income	$6,317	$4,881

Basic net income per common share available to common shareholders	$0.28	$0.21
Diluted net income per common share available to common shareholders	$0.28	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Six Months Ended
	June 30,
	2013	2012
Interest Income
Loans, including fees	$50,765	$51,893
Federal funds sold and deposits in other banks	30	65
Investment securities:
Taxable	2,808	3,329
Tax-exempt	2,345	2,605
Total interest income	55,948	57,892

Interest Expense
Deposits	5,967	8,273
Federal funds purchased and securities sold under agreements to repurchase	16	13
Federal Home Loan Bank advances	816	847
Subordinated debt	678	684
Total interest expense	7,477	9,817
Net interest income	48,471	48,075
Provision for loan losses	315	2,250
Net interest income after provision for loan losses	48,156	45,825

Noninterest Income
Retail banking fees	6,507	6,592
Fiduciary and brokerage fee income	2,617	2,410
Mortgage banking-related fees	3,763	3,159
Losses on mortgage indemnifications and repurchases	(72)	(556)
Losses on sale of premises and equipment	(24)	(7)
Gains on sale of securities available for sale	6	79
Losses on sale / impairments of foreclosed assets	(375)	(670)
Income from bank owned life insurance	869	878
Insurance income	650	658
Other operating income	1,324	1,502
Total noninterest income	15,265	14,045
Noninterest Expense
Compensation and employee benefits	24,402	24,924
Net occupancy	4,562	4,159
Equipment	4,280	4,369
Amortization of intangible assets	631	825
Marketing	538	628
State franchise taxes	1,175	1,128
FDIC insurance	1,013	1,182
Data processing	809	675
Professional fees	1,348	1,565
Telecommunications	757	835
Merger related costs	871	-
Other operating expenses	5,636	5,316
Total noninterest expense	46,022	45,606

Income before income taxes	17,399	14,264
Income tax expense	5,171	3,882
Net income	$12,228	$10,382

Basic net income per common share available to common shareholders	$0.53	$0.45
Diluted net income per common share available to common shareholders	$0.53	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended June 30,
	2013		2012
Net income		$6,317		$4,881
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities available for sale	$(5,896)		$630
Change in post retirement liability	-		-
Change in cash flow hedge	229		(273)
Other comprehensive (loss) income		(5,667)		357
Total comprehensive income		$650		$5,238

	Six months ended June 30,
	2013		2012
Net income		$12,228		$10,382
Other comprehensive loss, net of tax:
Unrealized holding (losses) gains on securities available for sale	$(7,310)		$276
Change in post retirement liability	(115)		2
Change in cash flow hedge	277		(300)
Other comprehensive loss		(7,148)		(22)
Total comprehensive income		$5,080		$10,360

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2012	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	-	-	10,382	-	10,382
Other comprehensive loss	-	-	-	(22)	(22)
Common dividends paid ($0.12 per share)	-	-	(2,770)	-	(2,770)
Stock-based compensation benefit (52,484 shares)	53	426	-	-	479
Exercise of stock options (3,192 shares)	3	(211)	-	-	(208)
Balance, June 30, 2012	$22,875	$271,295	$118,552	$9,312	$422,034

Balance, January 1, 2013	$22,889	$271,747	$127,099	$9,907	$431,642
Net income	-	-	12,228	-	12,228
Other comprehensive loss	-	-	-	(7,148)	(7,148)
Common dividends paid ($0.18 per share)	-	-	(4,121)	-	(4,121)
Purchase of common stock under share repurchase program (448,394 shares)	(448)	(6,490)	-	-	(6,938)
Stock-based compensation expense (75,154 shares)	75	544	-	-	619
Exercise of stock options (3,199 shares)	3	44	-	-	47
Balance, June 30, 2013	$22,519	$265,845	$135,206	$2,759	$426,329

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$12,228	$10,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,256	3,345
Amortization of intangible assets	631	825
Provision for loan losses	315	2,250
Deferred tax expense	6	1,268
Stock-based compensation expense (benefit)	619	479
Losses on sale / impairments of foreclosed assets	375	670
Losses on mortgage indemnifications and repurchases	72	556
Losses on sale of premises and equipment	24	7
Gains on sale of securities available for sale	(6)	(79)
Mortgage banking-related fees	(3,763)	(3,159)
Proceeds from sale of mortgage loans	155,688	153,739
Origination of mortgage loans for sale	(143,073)	(128,378)
Amortization of securities premiums and accretion of discounts, net	1,060	872
Income on bank owned life insurance	(869)	(878)
Changes in assets and liabilities:
Decrease in accrued interest receivable	93	611
Decrease in other assets	3,884	167
Decrease in accrued interest payable	(223)	(275)
Increase in other liabilities	2,546	5,634
Net cash provided by operating activities	$32,863	$48,036

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$52,250	$68,960
Purchase of securities available for sale	-	(174,178)
Net increase in loans	(96,051)	(12,848)
Proceeds from sale of premises and equipment	139	1,033
Purchase of premises and equipment	(3,028)	(3,568)
Proceeds from sale of foreclosed assets	3,570	3,570
Net proceeds from branch acquisition	6,373	-
Net cash used by investing activities	$(36,747)	$(117,031)

Cash Flows from Financing Activities
Net (decrease) increase in demand, money market and savings deposits	$(579)	$87,049
Net decrease in certificates of deposit	(37,781)	(36,586)
Proceeds from Federal Home Loan Bank advances	15,000	-
Principal payments on Federal Home Loan Bank advances	-	(5,000)
Purchase of common stock under share repurchase program	(6,938)	-
Exercise of stock options	47	(208)
Cash dividends paid	(4,121)	(2,770)
Net cash (used) provided by financing activities	$(34,372)	$42,485

Decrease in cash and cash equivalents	$(38,256)	$(26,510)

Cash and Cash Equivalents
Beginning	89,949	99,970
Ending	$51,693	$73,460

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$7,700	$10,092
Cash paid for income taxes	$5,306	$3,636

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$1,864	$2,440

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

StellarOne Corporation (“we”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with our subordinated debt issues and are not subject to consolidation.  The consolidated statements include our accounts and those of our wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2013 and December 31, 2012, the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.  The statements should be read in conjunction with the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Union Merger

On June 9, 2013, StellarOne Corporation (“StellarOne”) and Union First Market Bankshares Corporation (“Union”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which StellarOne will merge with and into Union (the “Merger”).

As a result of the Merger, the holders of shares of StellarOne common stock will receive 0.9739 shares of Union common stock for each share of StellarOne common stock held immediately prior to the effective date of the Merger. The completion of the Merger is subject to various closing conditions, including obtaining the requisite approvals of Union’s and StellarOne’s stockholders, receiving certain regulatory approvals and the effectiveness of Union's registration statement on Form S-4 for the Union common stock to be issued in the Merger.

2.	Investment Securities

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of June 30, 2013 and December 31, 2012 are as follows (In thousands):
	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$-	$-	$-	$-	$20,000	$-	$-	$20,000
U.S. Government agencies	240,709	745	(1,786)	239,668	247,665	1,848	(17)	249,496
State and municipals	131,283	6,231	(22)	137,492	136,695	11,971	-	148,666
Corporate bonds	1,825	11	-	1,836	1,825	27	-	1,852
Collateralized mortgage obligations	4,177	173	-	4,350	5,119	214	-	5,333
Mortgage backed securities	90,367	2,959	(496)	92,830	108,360	5,020	-	113,380
Other investments	12,749	-	-	12,749	14,749	-	-	14,749
Total	$481,110	$10,119	$(2,304)	$488,925	$534,413	$19,080	$(17)	$553,476

Other investments consist of short-term liquid investments and investments in Small Business Administration loan funds.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $195.5 million and $194.9 million at June 30, 2013 and December 31, 2012, respectively.

Information pertaining to sales and calls of securities available for sale is as follows (In thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Proceeds from sales/calls	$445	$12,740	$7,320	$15,445
Gross realized gains	-	7	6	79

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.  As of June 30, 2013 and December 31, 2012, there were no available for sale securities with unrealized losses greater than twelve months.

As of June 30, 2013, management does not have the intent to sell any securities classified as available for sale in a loss position and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

The amortized cost and fair value of securities available for sale at June 30, 2013 are presented below by contractual maturity (In thousands):
	Amortized Cost	Fair Value
Due in one year or less	$29,650	$30,025
Due after one year through five years	229,181	229,648
Due after five years through ten years	108,069	109,964
Due after ten years	113,210	118,288
Equity securities	1,000	1,000
Total	$481,110	$488,925

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments

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

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The cash flow hedge was fully effective at June 30, 2013 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes.  The swap extension will effectively fix the interest rate on the subordinated debt at 4.81%, starting in September 2013 (through September 2016).  At June 30, 2013 and December 31, 2012, the cash flow hedge had a fair value of $1.0 million and $1.5 million, respectively, and was recorded in Other Liabilities. We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes. At June 30, 2013, we pledged $1.0 million of cash collateral for this interest rate swap.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $89.3 million as of June 30, 2013 and securities collateral of $2.4 million was pledged.

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

Our loan portfolio is composed of the following (In thousands):
	June 30,	December 31,
	2013	2012
Construction and land development	$225,270	$194,380
Commercial real estate:
Commercial real estate - owner occupied	368,291	343,944
Commercial real estate - non-owner occupied	488,409	458,646
Multifamily, nonresidential, farmland and junior liens	126,919	118,433
Total commercial real estate	983,619	921,023
Consumer real estate:
Home equity lines	237,538	246,806
Secured by 1-4 family residential, secured by deeds of trust	482,173	482,090
Total consumer real estate	719,711	728,896
Commercial and industrial loans (except those secured by real estate)	207,840	203,840
Consumer and other	46,986	31,929
Total loans	2,183,426	2,080,068
Deferred loan fees	(437)	(475)
Allowance for loan losses	(27,366)	(29,824)
Net loans	$2,155,623	$2,049,769

As of June 30, 2013 and December 31, 2012, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $364.6 million and $360.9 million, respectively.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by loan class (In thousands):
	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Construction and land development	$6,649	$9,400	$-	$-
Commercial real estate - owner occupied	1,582	3,646	-	-
Commercial real estate - non-owner occupied	779	1,798	-	-
Multifamily, nonresidential, farmland and junior liens	4,595	4,780	-	-
Home equity lines	2,769	3,722	-	-
Secured by 1-4 family residential, secured by deeds of trust	8,763	11,920	517	179
Commercial and industrial loans (except those secured by real estate)	945	584	4	-
Consumer and other	12	32	14	3
Total	$26,094	$35,882	$535	$182

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $222 thousand and $493 thousand for the three months ended June 30, 2013 and 2012, respectively and $519 thousand and $844 thousand for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the aging of the recorded investment in past due loans by loan class (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
June 30, 2013
Construction and land development	$983	$350	$-	$6,649	$7,982	$217,288	$225,270
Commercial real estate - owner occupied	6,340	1,072	-	1,582	8,994	359,297	368,291
Commercial real estate - non-owner occupied	2,581	746	-	779	4,106	484,303	488,409
Multifamily, nonresidential, farmland and junior liens	791	118	-	4,595	5,504	121,415	126,919
Home equity lines	2,317	556	-	2,769	5,642	231,896	237,538
Secured by 1-4 family residential, secured by deeds of trust	5,217	6,514	517	8,763	21,011	461,162	482,173
Commercial and industrial loans (except those secured by real estate)	822	175	4	945	1,946	205,894	207,840
Consumer and other	108	45	14	12	179	46,807	46,986
Total	$19,159	$9,576	$535	$26,094	$55,364	$2,128,062	$2,183,426

December 31, 2012
Construction and land development	$2,283	$2,430	$-	$9,400	$14,113	$180,267	$194,380
Commercial real estate - owner occupied	3,730	5,473	-	3,646	12,849	331,095	343,944
Commercial real estate - non-owner occupied	1,990	439	-	1,798	4,227	454,419	458,646
Multifamily, nonresidential, farmland and junior liens	808	68	-	4,780	5,656	112,777	118,433
Home equity lines	3,229	753	-	3,722	7,704	239,102	246,806
Secured by 1-4 family residential, secured by deeds of trust	4,670	6,126	179	11,920	22,895	459,195	482,090
Commercial and industrial loans (except those secured by real estate)	615	338	-	584	1,537	202,303	203,840
Consumer and other	232	101	3	32	368	31,561	31,929
Total	$17,557	$15,728	$182	$35,882	$69,349	$2,010,719	$2,080,068

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

The loan portfolio analysis also consists of appraisal updates on non-impaired loans.  Existing appraisals may be validated or new appraisals ordered as loans are renewed or refinanced, depending on the individual circumstances surrounding each loan.  Our in-house appraisal department reviews new appraisals on non-impaired loans and documents the review.

The ALLL is an accounting estimate and as such there is uncertainty associated with the estimate due to the level of subjectivity and judgment inherent in performing the calculation.  Management’s evaluation of the ALLL also includes considerations of existing general economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The total of specific reserves required for impaired classified loans and the calculated reserves comprise the allowance for loan losses.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses by loan class is as follows (In thousands):

	Three Months Ended June 30, 2013
	Balance, April 1, 2013	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance, June 30, 2013
Construction and land development	$8,458	$(1,188)	$(143)	$102	$(41)	$7,229
Commercial real estate - owner occupied	2,317	319	(200)	2	(198)	2,438
Commercial real estate - non-owner occupied	4,377	(131)	-	9	9	4,255
Multifamily, nonresidential, farmland and junior liens	1,897	363	(275)	-	(275)	1,985
Home equity lines	3,186	492	(580)	24	(556)	3,122
Secured by 1-4 family residential, secured by deeds of trust	6,380	(303)	(348)	129	(219)	5,858
Commercial and industrial loans (except those secured by real estate)	2,325	93	(246)	184	(62)	2,356
Consumer and other	110	(30)	(50)	93	43	123
Total	$29,050	$(385)	$(1,842)	$543	$(1,299)	$27,366

	Three Months Ended June 30, 2012
	Balance, April 1, 2012	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance, June 30, 2012
Construction and land development	$9,416	$(569)	$(896)	$2	$(894)	$7,953
Commercial real estate - owner occupied	3,082	122	(737)	160	(577)	2,627
Commercial real estate - non-owner occupied	4,092	1,485	(162)	-	(162)	5,415
Multifamily, nonresidential, farmland and junior liens	1,057	18	(61)	-	(61)	1,014
Home equity lines	3,304	1,330	(832)	93	(739)	3,895
Secured by 1-4 family residential, secured by deeds of trust	7,222	(208)	(450)	64	(386)	6,628
Commercial and industrial loans (except those secured by real estate)	3,364	(754)	(234)	150	(84)	2,526
Consumer and other	78	(24)	(40)	70	30	84
Total	$31,615	$1,400	$(3,412)	$539	$(2,873)	$30,142

	Six Months Ended June 30, 2013
	Balance, January 1, 2013	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance, June 30, 2013
Construction and land development	$8,230	$(603)	$(538)	$140	$(398)	$7,229
Commercial real estate - owner occupied	2,328	243	(214)	81	(133)	2,438
Commercial real estate - non-owner occupied	4,863	(719)	-	111	111	4,255
Multifamily, nonresidential, farmland and junior liens	1,854	630	(528)	29	(499)	1,985
Home equity lines	3,506	592	(1,019)	43	(976)	3,122
Secured by 1-4 family residential, secured by deeds of trust	7,305	(522)	(1,134)	209	(925)	5,858
Commercial and industrial loans (except those secured by real estate)	1,642	697	(416)	433	17	2,356
Consumer and other	96	(3)	(126)	156	30	123
Total	$29,824	$315	$(3,975)	$1,202	$(2,773)	$27,366

	Six Months Ended June 30, 2012
	Balance, January 1, 2012	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance, June 30, 2012
Construction and land development	$9,856	$(621)	$(1,297)	$16	$(1,281)	$7,954
Commercial real estate - owner occupied	3,224	1,156	(1,485)	227	(1,258)	3,122
Commercial real estate - non-owner occupied	4,234	739	(162)	-	(162)	4,811
Multifamily, nonresidential, farmland and junior liens	1,107	125	(109)	-	(109)	1,123
Home equity lines	3,507	1,212	(1,207)	149	(1,058)	3,661
Secured by 1-4 family residential, secured by deeds of trust	6,512	1,206	(962)	105	(857)	6,861
Commercial and industrial loans (except those secured by real estate)	4,059	(1,468)	(484)	419	(65)	2,526
Consumer and other	89	(99)	(88)	182	94	84
Total	$32,588	$2,250	$(5,794)	$1,098	$(4,696)	$30,142

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on the impairment method.  TDRs that have been subsequently removed from impaired status in years subsequent to the restructuring are not presented as individually evaluated for impairment in the table (In thousands):
	June 30, 2013
	Allowance for loan losses			Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending allowance	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans
Construction and land development	$3,271	$3,958	$7,229	$9,810	$215,460	$225,270
Commercial real estate - owner occupied	251	2,187	2,438	6,928	361,363	368,291
Commercial real estate - non-owner occupied	1,316	2,939	4,255	10,235	478,174	488,409
Multifamily, nonresidential, farmland and junior liens	849	1,136	1,985	4,264	122,655	126,919
Home equity lines	-	3,122	3,122	-	237,538	237,538
Secured by 1-4 family residential, secured by deeds of trust	470	5,388	5,858	5,141	477,032	482,173
Commercial and industrial loans (except those secured by real estate)	565	1,791	2,356	601	207,239	207,840
Consumer and other	-	123	123	-	46,986	46,986
Total	$6,722	$20,644	$27,366	$36,979	$2,146,447	$2,183,426

	December 31, 2012
	Allowance for loan losses			Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending allowance	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans
Construction and land development	$4,423	$3,807	$8,230	$12,686	$181,694	$194,380
Commercial real estate - owner occupied	36	3,342	3,378	6,753	337,191	343,944
Commercial real estate - non-owner occupied	1,737	2,766	4,503	11,701	446,945	458,646
Multifamily, nonresidential, farmland and junior liens	994	170	1,164	4,552	113,881	118,433
Home equity lines	-	3,687	3,687	-	246,806	246,806
Secured by 1-4 family residential, secured by deeds of trust	640	6,484	7,124	5,919	476,171	482,090
Commercial and industrial loans (except those secured by real estate)	-	1,642	1,642	-	203,840	203,840
Consumer and other	-	96	96	-	31,929	31,929
Total	$7,830	$21,994	$29,824	$41,611	$2,038,457	$2,080,068

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

Impaired loans totaled $40.5 million and $49.3 million at June 30, 2013 and December 31, 2012, respectively.  Included in these balances were $20.6 million and $25.6 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is accruing, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered nonaccrual will be classified as nonperforming, but are able to be reclassified as performing if subsequent to restructure, they experience consecutive six months of payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:
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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on performing and nonperforming TDRs for the periods presented (In thousands):

	June 30,	December 31,
	2013	2012
Performing restructurings:
Construction and land development	$4,664	$5,962
Commercial real estate - owner occupied	6,494	5,334
Commercial real estate - non-owner occupied	1,191	1,670
Secured by 1-4 family residential, secured by deeds of trust	6,114	10,278
Total performing restructurings	$18,463	$23,244

Nonperforming restructurings:
Construction and land development	$381	$380
Commercial real estate - non-owner occupied	60	116
Secured by 1-4 family residential, secured by deeds of trust	1,666	1,885
Total nonperforming restructurings	$2,107	$2,381

Total restructurings	$20,570	$25,625

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at June 30, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

The following table provides information about TDRs identified during the specified periods and those loans identified as TDRs within the prior 12 month timeframe that subsequently defaulted during the period.  Defaults are those TDRs that went greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs (In thousands, except number of contracts):

	Modifications for the three months ended,
	June 30, 2013

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate - owner occupied	2	$1,243	$1,260
Total Troubled Debt Restructurings	2	$1,243	$1,260

	Modifications for the three months ended,
	June 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate - owner occupied	1	$866	$866
Total Troubled Debt Restructurings	1	$866	$866

Troubled Debt Restructurings that Subsequently Defaulted	Number of contracts	Recorded Investment

Troubled Debt Restructurings
Commercial real estate - owner occupied	1	$584
Commercial real estate - non-owner occupied	1	323
Secured by 1-4 family residential, secured by deeds of trust	14	1,499
Total Troubled Debt Restructurings	16	$2,406

	Modifications for the six months ended,
	June 30, 2013

Troubled Debt Restructurings	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate - owner occupied	2	$1,243	$1,260
Total Troubled Debt Restructurings	2	$1,243	$1,260

	Modifications for the six months ended,
	June 30, 2012

Troubled Debt Restructurings	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Construction and land development	1	$2,201	$2,201
Commercial real estate - owner occupied	1	866	866
Secured by 1-4 family residential, secured by deeds of trust	2	986	1,275
Total Troubled Debt Restructurings	4	$4,053	$4,342

Troubled Debt Restructurings that Subsequently Defaulted	Number of contracts	Recorded Investment

Troubled Debt Restructurings
Commercial real estate - owner occupied	1	$584
Commercial real estate - non-owner occupied	1	323
Secured by 1-4 family residential, secured by deeds of trust	14	1,499
Total Troubled Debt Restructurings	16	$2,406

There were no TDRs identified during the first six months of 2013 that subsequently defaulted, nor any TDRs identified within the past 12 months that subsequently defaulted.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on TDRs (In thousands):
	Three Months Ended June 30
	Interest income recognized	Cash-basis interest income
2013
Construction and land development	$68	$68
Commercial real estate - owner occupied	77	77
Commercial real estate - non-owner occupied	132	124
Secured by 1-4 family residential, secured by deeds of trust	61	61
Total	$338	$330

2012
Construction and land development	$108	$101
Commercial real estate - non-owner occupied	65	65
Secured by 1-4 family residential, secured by deeds of trust	93	86
Total	$266	$252

	Six Months Ended June 30
	Interest income recognized	Cash-basis interest income recognized
2013
Construction and land development	$144	$144
Commercial real estate - owner occupied	148	148
Commercial real estate - non-owner occupied	285	272
Secured by 1-4 family residential, secured by deeds of trust	115	115
Total	$692	$679

2012
Construction and land development	$232	$232
Commercial real estate - non-owner occupied	135	135
Secured by 1-4 family residential, secured by deeds of trust	147	138
Total	$514	$505

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  Of the $40.5 million of impaired loans at June 30, 2013, $3.5 million, consisting solely of TDRs, was collectively evaluated for impairment and $37.0 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $17.1 million of TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
June 30, 2013
Loans without a specific valuation allowance:
Construction and land development	$2,759	$3,112	$-	$2,920
Commercial real estate - owner occupied	1,259	1,259	-	2,386
Commercial real estate - non-owner occupied	1,191	1,191	-	1,284
Secured by 1-4 family residential, secured by deeds of trust	1,755	3,315	-	1,849
Loans with a specific valuation allowance:
Construction and land development	7,051	11,531	3,271	8,319
Commercial real estate - owner occupied	5,669	5,669	251	3,935
Commercial real estate - non-owner occupied	9,044	9,044	1,316	9,616
Multifamily, nonresidential, farmland and junior liens	4,263	4,950	849	4,352
Secured by 1-4 family residential, secured by deeds of trust	3,387	3,406	470	3,751
Commercial and industrial loans (except those secured by real estate)	601	607	565	405
Total	$36,979	$44,084	$6,722	$38,854

As of December 31, 2012, we had $49.3 million of impaired loans, with $7.7 million, consisting solely of TDRs, collectively evaluated for impairment.  The other $41.6 million individually evaluated for impairment, which includes $17.9 million of TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
December 31, 2012
Loans without a specific valuation allowance:
Construction and land development	$3,239	$3,593	$-	$3,591
Commercial real estate - owner occupied	5,898	5,995	-	6,484
Commercial real estate - non-owner occupied	1,195	1,215	-	1,314
Multifamily, nonresidential, farmland and junior liens	111	111	-	122
Secured by 1-4 family residential, secured by deeds of trust	1,921	3,479	-	3,228
Loans with a specific valuation allowance:
Construction and land development	9,447	14,045	4,423	10,390
Commercial real estate - owner occupied	855	855	36	687
Commercial real estate - non-owner occupied	10,506	10,525	1,737	8,442
Multifamily, nonresidential, farmland and junior liens	4,441	5,003	994	3,568
Secured by 1-4 family residential, secured by deeds of trust	3,998	4,014	640	3,540
Total	$41,611	$48,835	$7,830	$41,366

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
  Risk Grade 4 - Average Risk. Loss potential is low, but evidence of risk exists.  Margins and cash flow generally equal to exceed industry norm and policy guidelines, but some inconsistency may be evident.  Asset quality is average with liquidity comparable to industry norms.  Leverage may be slightly higher than the industry, but is stable.
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

Loans not graded are either consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In thousands):

		Risk Grade
	Not Graded	1 - 3	4	5	6	7	8
June 30, 2013
Construction and land development	$41,293	$3,506	$84,285	$68,946	$1,969	$22,181	$3,090
Commercial real estate - owner occupied	-	19,640	198,443	108,140	15,044	27,024	-
Commercial real estate - non-owner occupied	-	36,291	294,044	123,488	8,363	26,223	-
Multifamily, nonresidential, farmland and junior liens	-	31,838	60,239	24,366	2,380	8,096	-
Home equity lines	-	-	891	1,636	80	-	-
Secured by 1-4 family residential, secured by deeds of trust	-	5,415	91,922	64,597	12,999	19,724	73
Commercial and industrial loans (except those secured by real estate)	-	72,871	88,003	36,111	6,669	3,499	687
Consumer and other	-	-	-	-	-	-	-
Total	$41,293	$169,561	$817,828	$427,284	$47,504	$106,747	$3,850

December 31, 2012
Construction and land development	$40,980	$964	$65,041	$56,114	$2,907	$24,945	$3,429
Commercial real estate - owner occupied	-	22,139	196,748	73,469	18,636	32,952	-
Commercial real estate - non-owner occupied	-	35,288	272,701	110,039	9,831	30,101	686
Multifamily, nonresidential, farmland and junior liens	-	29,091	53,678	23,962	2,271	9,431	-
Home equity lines	-	479	3,007	2,616	49	514	-
Secured by 1-4 family residential, secured by deeds of trust	-	6,456	95,425	66,445	12,526	22,689	976
Commercial and industrial loans (except those secured by real estate)	-	66,612	76,748	49,236	4,717	6,470	57
Consumer and other	-	-	-	-	-	-	-
Total	$40,980	$161,029	$763,348	$381,881	$50,937	$127,102	$5,148

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (In thousands):

	Home equity lines		Secured by 1-4 family residential, secured by deeds of trust		Consumer and other
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Performing	$232,162	$236,419	$278,680	$265,652	$46,974	$31,897
Nonperforming	2,769	3,722	8,763	11,921	12	32
Total	$234,931	$240,141	$287,443	$277,573	$46,986	$31,929

Repurchased Loans

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.  At June 30, 2013, $323 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $72 thousand and $556 thousand were recognized during the six months ended June 30, 2013 and 2012, respectively.

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central and Southwest Virginia.  The majority of our loan portfolio consists of consumer and commercial real estate loans. As of June 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended June 30, 2013 and 2012. Potential dilutive stock had no effect on income per common share for the three month periods (In thousands, except share and per share amounts).

	June 30,
	2013	2012
Earnings per common share
Net income	$6,317	$4,881
Weighted average common shares issued and outstanding	22,725,727	23,089,473
Earnings per common share	$0.28	$0.21

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,725,727	23,089,473
Stock options and warrants	77,401	-
Total diluted weighted average common shares issued and outstanding	22,803,128	23,089,473
Diluted earnings per common share	$0.28	$0.21

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the six month periods ended June 30, 2013 and 2012. Potential dilutive stock had no effect on income per common share for the six month periods (In thousands, except share and per share amounts).

	June 30,
	2013	2012
Earnings per common share
Net income	$12,228	$10,382
Weighted average common shares issued and outstanding	22,859,821	23,076,760
Earnings per common share	$0.53	$0.45

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,859,821	23,076,760
Stock options and warrants	51,816	58
Total diluted weighted average common shares issued and outstanding	22,911,637	23,076,818
Diluted earnings per common share	$0.53	$0.45

In 2013 and 2012, stock options representing 122,813 and 255,370 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.  For the six month calculation of earnings per share 150,567 and 256,353 shares in 2013 and 2012, respectively, were excluded.  Of the outstanding warrants to purchase 302,622 shares of common stock associated with the U.S. Treasury Capital Purchase Program, 229,007 and 253,685 shares were considered anti-dilutive and thus have not been considered in the fully-diluted share calculations for the three and six month periods, respectively.

6.	Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $328 thousand and $619 thousand during the three and six months ended June 30, 2013, respectively and $261 thousand and $479 thousand during the three and six months ended June 30, 2012, respectively.

A summary of the stock option plan at June 30, 2013 and 2012 and changes during the periods ended on those dates are as follows:

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	184,431	$20.30	291,196	$21.58
Forfeited	-	-	(6,454)	19.10
Expired	(20,377)	18.42	(26,346)	22.57
Exercised	(3,199)	14.79	(3,192)	12.56
Outstanding at June 30,	160,855	$20.62	255,204	$21.53

Exercisable at June 30,	158,154		235,138

The aggregate intrinsic value of options outstanding as of June 30, 2013 was $227 thousand and the intrinsic value of options exercisable was $209 thousand and the intrinsic value of options exercised during the first half of 2013 was $10 thousand. There was no intrinsic value associated with options exercised during the first half of 2012.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter ended June 30, 2013 and the exercise price, multiplied by the number of options outstanding).  The fair value of shares vested during the first half of 2013 was $42 thousand. The weighted average remaining contractual life is 1.5 years with a weighted average exercise price of $20.75 for exercisable options at June 30, 2013.

The following table summarizes nonvested restricted shares outstanding as of June 30, 2013 and the related activity during the period:
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(In thousands)

Nonvested at January 1, 2013	210,011	$12.49	$2,970
Granted	76,518	14.56
Vested and exercised	(75,154)	12.49	$1,121
Forfeited	(978)	13.43
Nonvested at June 30, 2013	210,397	$13.23	$4,134

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of June 30, 2013 that will be recognized through 2018 is $2.2 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized below (In thousands).
		Fair Value Measurements at
		June 30, 2013
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$239,668	$-	$239,668	$-
State and municipals	137,492	-	137,492	-
Corporate bonds	1,836	-	1,836	-
Collateralized mortgage obligations	4,350	-	4,350	-
Mortgage backed securities	92,830	-	92,830	-
Other investments	12,749	11,749	1,000	-
Other assets 1	3,272	3,272	-	-
Total assets at fair value	$492,197	$15,021	$477,176	$-

Intersest rate swaps	$1,037	$-	$1,037	$-
Other liabilities 1	3,317	3,317	-	-
Total liabilities at fair value	$4,354	$3,317	$1,037	$-

1 Includes assets and liabilities associated with deferred compensation plans and customer interest rate swaps.

		Fair Value Measurements at
		December 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Treasuries	$20,000	$20,000	$-	$-
U. S. Government agencies	249,496	-	249,496	-
State and municipals	148,666	-	148,666	-
Corporate bonds	1,852	-	1,852	-
Collateralized mortgage obligations	5,333	-	5,333	-
Mortgage backed securities	113,380	-	113,380	-
Other investments	14,749	13,749	1,000	-
Other assets 1	5,408	5,408	-	-
Total assets at fair value	$558,884	$39,157	$519,727	$-

Interest rate swaps	$1,465	$-	$1,465	$-
Other liabilities 1	5,455	5,455	-	-
Total liabilities at fair value	$6,920	$5,455	$1,465	$-

1 Includes assets and liabilities associated with deferred compensation plans and customer interest rate swaps.

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

The fair value of impaired loans is estimated using one of several methods.  For real estate secured loans, generally external appraisals by a board approved appraiser are used to determine the fair value of the underlying collateral for collateral dependent impaired loans.  These appraisals are sometimes adjusted based on management’s and Chief Appraiser’s knowledge of other factors not embedded within the appraisal, including selling costs, maintenance costs, and other estimable costs that would be incurred if collateral is required to be liquidated.  Our in-house appraisal group’s review of such appraisals is documented as part of the quarterly ALLL process.  Other estimates of value, such as auctioneer’s estimates of value, purchase offers and/or contracts, and settlement offers and/or agreements, may be used when they are thought to represent a more accurate estimate of fair value.  For loans that are not secured by real estate, fair value of the collateral may be determined by discounted book value based on available data such as current financial statements or an external appraisal or an auctioneer’s or liquidator’s estimate of value.  Those impaired loans not requiring an allowance represent loans that have been charged down to their net realizable value. At June 30, 2013 and December 31, 2012, substantially all of the total impaired loans, excluding TDRs, were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. As such, we record the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are included in the table below (In thousands).

		Fair Value Measurements at
		June 30, 2013
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans
Construction and land development	$1,494	$-	$-	$1,494
Commercial real estate - owner occupied	183	-	-	183
Commercial real estate - non-owner occupied	7,668	-	-	7,668
Multifamily, nonresidential, farmland and junior liens	3,414	-	-	3,414
Secured by 1-4 family residential, secured by deeds of trust	391	-	-	391
Commercial and industrial loans (except those secured by real estate)	36	-	-	36
Foreclosed assets				-
Construction and land development	2,476	-	-	2,476
Commercial real estate - owner occupied	56	-	-	56
Home equity lines	37	-	-	37
Secured by 1-4 family residential, secured by deeds of trust	1,526	-	-	1,526
Total assets at fair value	$17,281	$-	$-	$17,281

		Fair Value Measurements at
		December 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)

Impaired loans	$23,667	$-	$-	$23,667
Loans held for sale - mortgage	37,778	-	37,778	-
Foreclosed assets	5,760	-	-	5,760
Total assets at fair value	$67,205	$-	$37,778	$29,427

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2013 (In thousands):

	Fair Value measurements at June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average Discount
Impaired loans
Construction and land development	$1,494	Market comparables	Discount applied to market comparables (1)	1.8%
Commercial real estate - owner occupied	183	Market comparables	Discount applied to market comparables (1)	51.9%
Commercial real estate - non-owner occupied	7,668	Market comparables	Discount applied to market comparables (1)
Multifamily, nonresidential, farmland and junior liens	3,414	Market comparables	Discount applied to market comparables (1)
Secured by 1-4 family residential, secured by deeds of trust	391	Market comparables	Discount applied to market comparables (1)
Commercial and industrial loans (except those secured by real estate)	36	Market comparables	Discount applied to market comparables (1)
Foreclosed assets
Construction and land development	2,476	Market comparables	Discount applied to market comparables (1)	16.5%
Commercial real estate - non-owner occupied	56	Market comparables	Discount applied to market comparables (1)	27.5%
Home equity lines	37	Market comparables	Discount applied to market comparables (1)	9.0%
Secured by 1-4 family residential, secured by deeds of trust	1,526	Market comparables	Discount applied to market comparables (1)	2.9%
Total	$17,281

(1)	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent our underlying fair value.

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

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2013 and December 31, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments are as follows (In thousands):
	June 30, 2013
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51,693	$51,693	$51,693	$-	$-
Investment securities	488,925	488,925	11,749	477,176	-
Mortgage loans held for sale	28,926	28,926	-	28,926	-
Loans receivable, net	2,155,623	2,110,117	-	-	2,110,117
Accrued interest receivable	8,172	8,172	11	2,553	5,608

Liabilities
Deposits	$2,466,847	$2,474,161	$-	$-	$2,474,161
Federal Home Loan Bank advances	70,000	73,483	-	-	73,483
Subordinated debt	32,991	32,938	-	-	32,938
Accrued interest payable	1,459	1,459	-	-	1,459

	December 31, 2012
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89,949	$89,949	$89,949	$-	$-
Investment securities	553,476	553,476	33,749	519,727	-
Mortgage loans held for sale	37,778	37,778	-	37,778	-
Loans receivable, net	2,049,769	1,884,523	-	-	1,884,523
Accrued interest receivable	8,265	8,265	14	2,646	5,605

Liabilities
Deposits	$2,484,324	$2,497,277	$-	$-	$2,497,277
Federal Home Loan Bank advances	55,000	59,864	-	-	59,864
Subordinated debt	32,991	32,937	-	-	32,937
Accrued interest payable	1,682	1,682	-	-	1,682

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Segment Information

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2013 and 2012 is as follows:

At and for the Three Months Ended June 30, 2013

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,121	$493	$1	$(343)	$-	$24,272
Provision for loan losses	(385)	-	-	-	-	(385)
Noninterest income	5,774	1,855	1,389	25	(1,217)	7,826
Noninterest expense	20,955	1,347	1,003	1,164	(1,217)	23,252
Provision for income taxes	2,754	300	116	(256)	-	2,914
Net income (loss)	$6,571	$701	$271	$(1,226)	$-	$6,317

Total Assets	$2,941,931	$63,034	$1,345	$464,102	$(456,246)	$3,014,166
Average Assets	$2,954,009	$46,052	$987	$467,465	$(459,034)	$3,009,479

At and for the Three Months Ended June 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,384	$138	$-	$(342)	$-	$24,180
Provision for loan losses	1,400	-	-	-	-	1,400
Noninterest income	6,418	1,322	1,182	(583)	(1,263)	7,076
Noninterest expense	22,581	1,162	1,035	(308)	(1,263)	23,207
Provision for income taxes	1,856	89	46	(223)	-	1,768
Net income (loss)	$4,965	$209	$101	$(394)	$-	$4,881

Total Assets	$2,950,582	$20,915	$499	$460,078	$(452,208)	$2,979,866
Average Assets	$2,913,191	$16,403	$503	$458,529	$(451,235)	$2,937,391

At and for the Six Months Ended June 30, 2013

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$48,340	$808	$1	$(678)	$-	$48,471
Provision for loan losses	315	-	-	-	-	315
Noninterest income	11,359	3,672	2,617	52	(2,435)	15,265
Noninterest expense	42,615	2,792	2,038	1,012	(2,435)	46,022
Provision for income taxes	4,807	506	174	(316)	-	5,171
Net income (loss)	$11,962	$1,182	$406	$(1,322)	$-	$12,228

Average Assets	$2,948,718	$42,951	$840	$469,068	$(460,397)	$3,001,180

At and for the Six Months Ended June 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Banking	Banking	Management	Other	Elimination	Consolidated
Net interest income	$48,381	$378	$-	$(684)	$-	$48,075
Provision for loan losses	2,250	-	-	-	-	2,250
Noninterest income	12,446	2,721	2,460	(1,089)	(2,493)	14,045
Noninterest expense	44,208	2,489	2,061	(659)	(2,493)	45,606
Provision for income taxes	3,980	183	123	(404)	-	3,882
Net income (loss)	$10,389	$427	$276	$(710)	$-	$10,382

Average Assets	$2,889,348	$20,695	$457	$456,669	$(449,663)	$2,917,506

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	Accumulated Other Comprehensive Income

The components of other comprehensive (loss) income and the related tax effects were (In thousands):

	Three months ended June 30,
	2013			2012
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities available for sale:
Unrealized holding (losses) gains arising during the period	$(9,071)	$3,175	$(5,896)	$977	$(342)	$635
Reclassification adjustment	-	-	-	(7)	2	(5)
Change in cash flow hedge	352	(123)	229	(420)	147	(273)
Other comprehensive (loss) income	$(8,719)	$3,052	$(5,667)	$550	$(193)	$357

	Six months ended June 30,
	2013			2012
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities available for sale:
Unrealized holding (losses) gains arising during the period	$(11,241)	$3,935	$(7,306)	$503	$(176)	$327
Reclassification adjustment	(6)	2	(4)	(79)	28	(51)
Change in post retirement liability	(177)	62	(115)	3	(1)	2
Change in cash flow hedge	426	(149)	277	(462)	162	(300)
Other comprehensive loss	$(10,998)	$3,850	$(7,148)	$(35)	$13	$(22)
There were no significant reclassifications out of accumulated other comprehensive income during the periods presented.

Cumulative other comprehensive income balances were (In thousands):

	Investment securities available for sale	Postretirement liability	Cash flow hedge	Cumulative other comprehensive income
Balance, January 1, 2012	$11,582	$(1,725)	$(523)	$9,334
Net change	276	2	(300)	(22)
Balance, June 30, 2012	$11,858	$(1,723)	$(823)	$9,312

Balance, January 1, 2013	$12,391	$(1,532)	$(952)	$9,907
Net change	(7,310)	(115)	277	(7,148)
Balance, June 30, 2013	$5,081	$(1,647)	$(675)	$2,759

10.	Share Repurchase Plan

Our Board approved a share repurchase program in December of 2012, authorizing 1,500,000 shares for repurchase.  There is no stated expiration for the share repurchase program.  Since the inception of this share repurchase program, we have repurchased 448 thousand shares of our common stock for a total cash investment of $6.9 million.  This program was suspended during the second quarter when merger negotiations began with Union First Market Bankshares Corporation.

The table below presents information with respect to our common stock purchases made during the six months ended June 30, (In thousands, except per share data):

2013
Total number of shares purchased	448
Average price paid per share	$15.47
Total investment	$6,938

11.	New Authoritative Accounting Guidance

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

Deferred Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of June 30, 2013, as management has not taken any tax positions that it deems to be considered uncertain.

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

About StellarOne Corporation

Headquartered in Charlottesville, Virginia, StellarOne Corporation is the holding company for StellarOne Bank, which has 56 branches and more than 75 ATMs throughout Central and Southwest Virginia.

Additional information is available on the Company’s website at http://stellarone.com under the tab “investor relations”. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol STEL.

Union Merger

On June 9, 2013, StellarOne Corporation (“StellarOne”) and Union First Market Bankshares Corporation (“Union”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which StellarOne will merge with and into Union (the “Merger”).   As a result of the Merger, the holders of shares of StellarOne common stock will receive 0.9739 shares of Union common stock for each share of StellarOne common stock held immediately prior to the effective date of the Merger. After the Merger and at a time to be determined by Union, StellarOne Bank, StellarOne’s wholly-owned bank subsidiary, will be merged with and into Union First Market Bank, Union’s wholly-owned bank subsidiary (“Union Bank”).

At the effective date of the Merger, Union’s Board of Directors will be comprised of not more than nineteen directors consisting of not more than eleven current Union directors, including Union’s current chief executive officer, G. William Beale, and eight former StellarOne directors.  Following the Merger, Raymond D. Smoot, Jr., current Chairman of the Board of Directors of StellarOne, will serve as Union’s Chairman of the Board of Directors, and Ronald L. Hicks, Union’s current Chairman of the Board, will serve as Vice Chairman.  The current executive officers of Union will be the executive officers of Union after the Merger.

The completion of the Merger is subject to various closing conditions, including obtaining the requisite approvals of Union’s and StellarOne’s stockholders, receiving certain regulatory approvals and the effectiveness of Union's registration statement on Form S-4 for the Union common stock to be issued in the Merger. The transaction is expected to close around January 1, 2014.

Results of Operations

Our second quarter 2013 earnings were $6.3 million, or $0.28 net income per diluted share. This represents a 29.4% increase over net income of $4.9 million or $0.21 per diluted share recognized during the same quarter in the prior year, and represents a 6.9% increase over net income of $5.9 million or $0.26 per diluted share in the first quarter of 2013. Revenue growth, improvement in asset quality and reduced operating expenses contributed to this increase.

For the six months ended June 30, 2013, earnings were $12.2 million or $0.53 per diluted share, up 17.8% compared to $10.4 million or $0.45 per diluted share in 2012. Continuing improvements in asset quality, non-interest revenue growth and reduced operating expenses contributed to the growth in earnings.

Operating Segment Results

Mortgage banking-related fees totaled $1.9 million for the second quarter of 2013, or up $92 thousand or 5.0% compared to $1.8 million for the first quarter of 2013 and up $546 thousand, or 39.5%, compared to $1.4 million in the same quarter in 2012.  Loans sold in the second quarter of 2013 totaled $76.6 million or down $2.4 million or 3.0% from the $79.0 million sold during the first quarter of 2013. The mortgage segment contributed after-tax earnings of $701 thousand for the current quarter, compared to $482 thousand last quarter, and $209 thousand for same quarter last year.

Period end loans associated with our Commercial Banking segment increased $41.5 million sequentially or 1.94% compared to the first quarter of 2013, while average loans for the second quarter of 2013 were $2.16 billion, up $47.1 million or 2.23% compared to the first quarter of 2013.

Retail banking fee income associated with the Commercial Banking segment totaled $3.5 million for the second quarter of 2013, an increase of $404 thousand or 13.2% sequentially and increased $190 thousand or 5.8% over the same quarter in 2012.  An increase in overdraft revenue led to the sequential and increase while all other retail banking revenue streams remained stable. For the six month period ended June 30, retail banking fees amounted to $6.5 million, down $85 thousand or 1.3% compared to same period in 2012 on less interchange fee income for the cumulative period.

Wealth management revenues from trust and brokerage fees for the second quarter of 2013 were $1.39 million or up $161 thousand or 13.1% on a sequential quarter basis and up $207 thousand or 17.5% when compared to the second quarter of 2012. Revenue increases for both comparisons are a result of higher fee realizations and growth in assets. For the six month period ended June 30, wealth management fee amounted to $2.6 million, up $207 thousand or 8.6% compared to same period in 2012 on higher fee realizations and asset growth.

Fiduciary assets amounted to $539.7 million at June 30, 2013, compared to $456.6 million at December 31, 2013. After-tax earnings were $271 thousand for the quarter, compared to $135 thousand sequentially and $101 thousand for the same quarter last year.

Net Interest Income

The net interest margin was 3.73% for the second quarter of 2013, compared to 3.78% for the first quarter of 2013 and 3.84% for the second quarter of 2012.  The average yield on earning assets for the current quarter decreased 10 basis points to 4.27% on a sequential basis.  Loan and investment yields contracted 15 basis points and 3 basis points, respectively, on a sequential basis.  Loan yields contracted due to re-pricing within the current portfolio and reduced yields on new production.  Investment yields contracted due to lower yields realized on the recent investment activity in the current low rate environment.  Continued reductions in deposit costs are reflected by the 6 basis point improvement in the cost of interest bearing liabilities noted sequentially, moving from 0.72% during the first quarter of 2013 to 0.66% during the second quarter of 2013.  Revenue associated with net interest income on a tax-equivalent basis remained stable at $25.0 million for the second quarter of 2013, compared to $24.9 million for the second quarter last year and $24.9 million in the first quarter of 2013.

The net interest margin was 3.75% for the six months ended June 30, 2013, compared to 3.84% for the first six months of 2012.  Revenue associated with net interest income on a tax-equivalent basis remained stable at $49.8 million for the six months ended June 30, 2013, compared to $49.6 million for the first six months of 2012. Similar trends were noted for the six month period as indicated for the three month period above.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Dollars in thousands)

	For the Three Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,181,889	$25,403	4.67%	$2,051,477	$25,931	5.08%
Investment securities
Taxable	363,335	1,364	1.49%	373,959	1,719	1.82%
Tax exempt (1)	124,358	1,784	5.68%	137,336	2,008	5.78%
Total investments	487,693	3,148	2.55%	511,295	3,727	2.88%

Federal funds sold and deposits in other banks	14,249	11	0.33%	50,506	31	0.24%
	501,942	3,159	2.49%	561,801	3,758	2.64%

Total earning assets	2,683,831	$28,562	4.27%	2,613,278	$29,689	4.57%

Total nonearning assets	325,648			324,113

Total assets	$3,009,479			$2,937,391

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$624,335	$154	0.10%	$592,218	$396	0.27%
Money market	459,774	391	0.34%	414,588	501	0.49%
Savings	315,081	76	0.10%	310,126	249	0.32%
Time deposits:
Less than $100,000	455,691	1,370	1.20%	495,670	1,785	1.45%
$100,000 and more	229,502	859	1.50%	255,600	1,065	1.68%
Total interest-bearing deposits	2,084,383	2,850	0.55%	2,068,202	3,996	0.78%

Federal funds purchased and securities sold under agreements to repurchase	4,216	9	0.84%	862	6	2.95%
Federal Home Loan Bank advances	60,143	411	2.70%	55,000	409	2.94%
Subordinated debt	32,991	342	4.10%	32,991	343	4.11%

	97,350	762	3.10%	88,853	758	3.38%

Total interest-bearing liabilities	2,181,733	3,612	0.66%	2,157,055	4,754	0.89%

Total noninterest-bearing liabilities	401,680			359,630

Total liabilities	2,583,413			2,516,685
Stockholders' equity	426,066			420,706

Total liabilities and stockholders' equity	$3,009,479			$2,937,391

Net interest income (tax equivalent)		$24,950			$24,935
Average interest rate spread			3.60%			3.68%
Interest expense as percentage of average earning assets			0.54%			0.73%
Net interest margin			3.73%			3.84%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Dollars in thousands)

	For the Six Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,161,974	$50,879	4.75%	$2,053,153	$51,971	5.09%
Investment securities
Taxable	371,190	2,808	1.50%	348,165	3,329	1.89%
Tax exempt (1)	125,625	3,608	5.71%	138,100	4,008	5.74%
Total investments	496,815	6,416	2.57%	486,265	7,337	2.98%

Federal funds sold and deposits in other banks	18,917	30	0.32%	54,914	65	0.23%
	515,732	6,446	2.49%	541,179	7,402	2.70%

Total earning assets	2,677,706	$57,325	4.32%	2,594,332	$59,373	4.60%

Total nonearning assets	323,474			323,174

Total assets	$3,001,180			$2,917,506

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$625,683	$354	0.11%	$588,618	$791	0.27%
Money market	461,860	875	0.38%	413,664	1,045	0.51%
Savings	314,481	181	0.12%	303,249	581	0.39%
Time deposits:
Less than $100,000	457,747	2,809	1.24%	501,733	3,682	1.48%
$100,000 and more	230,193	1,748	1.53%	257,482	2,174	1.70%
Total interest-bearing deposits	2,089,964	5,967	0.58%	2,064,746	8,273	0.81%

Federal funds purchased and securities sold under agreements to repurchase	2,809	16	1.13%	848	13	2.95%
Federal Home Loan Bank advances	57,587	816	2.82%	56,181	847	2.98%
Subordinated debt	32,991	678	4.09%	32,991	684	4.10%

	93,387	1,510	3.22%	90,020	1,544	3.39%

Total interest-bearing liabilities	2,183,351	7,477	0.69%	2,154,766	9,817	0.92%

Total noninterest-bearing liabilities	389,438			343,888

Total liabilities	2,572,789			2,498,654
Stockholders' equity	428,391			418,852

Total liabilities and stockholders' equity	$3,001,180			$2,917,506

Net interest income (tax equivalent)		$49,848			$49,556
Average interest rate spread			3.63%			3.68%
Interest expense as percentage of average earning assets			0.56%			0.76%
Net interest margin			3.75%			3.84%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $7.8 million for the second quarter of 2013, up $397 thousand or 5.3% on a sequential basis compared to $7.4 million for the first quarter of 2013, and up $1.3 million or 9.4% compared to the second quarter last year. The sequential quarter increase in operating noninterest income stemmed largely from continued strong production volumes from our mortgage segment.  The majority of the increase for the same quarter compared to the prior year is related to increases in wealth management fee income, insurance income, retail banking fees and loan swap fee income.

Total non-interest income on an operating basis amounted to $15.3 million for the first six months of 2013, or up $1.3 million or 9.4% compared to the same period in the prior year. Strong performance from our wealth and mortgage banking lines contributed $811 thousand to the increase, paired with a $779 thousand reduction in losses associated with mortgage indemnifications and other real estate owned.

Noninterest Expense

Noninterest expenses were $23.3 million for the second quarter of 2013, up sequentially by $483 thousand or 2.1% compared to $22.8 million in the first quarter of 2013, and up $45 thousand or 0.2% compared to second quarter of 2012.

The sequential quarter increase in noninterest expense was driven by $871 thousand in merger related costs associated with pending merger with Union. Excluding the non-recurring merger costs, operating expenses would have been $22.4 million, down $389 thousand or 1.7% sequentially, and down $826 thousand or 3.6% compared to same quarter last year. Compensation and benefits were $12.0 million for the second quarter of 2013, down sequentially by $444 thousand or 3.6% compared to $12.4 million in the first quarter of 2013, and down $843 thousand or 6.6% compared to second quarter of 2012. The decrease sequentially was attributable to a reduction in incentive costs and ongoing efficiency efforts. The decrease relative to 2012 was related to $824 thousand in severance pay incurred in second quarter 2012, along with ongoing efficiency initiatives.

The efficiency ratio was 66.81% for the second quarter of 2013, compared to 69.19% for the first quarter of 2013 and 70.74% for the same quarter in 2012.  The sequential quarter improvement reflects revenue growth for the quarter coupled with lower operating expenses.   The year over year decrease reflects similar trends improved revenue and operating expenses, but also reflects the impact of severance costs on the second quarter 2012 efficiency ratio.

The efficiency ratio was 67.99% for the first six months in 2013, compared to 69.76% for the same period in 2012. The improvement in the efficiency ratio reflects an increase in revenues offset by a decrease in operating noninterest expense associated with our efficiency initiatives. Noninterest expense, adjusted to exclude merger costs and amortization of intangibles, for the first six months of 2013 amounted to $49.8 million, or down $261 thousand or 0.5% when compared to $46.6 million for the same period in the prior year.

Income Taxes

The provision for income taxes was $2.9 million for the second quarter of 2013 compared to $2.3 million for the first quarter of 2013, and $1.8 million for the same quarter last year. This produced an effective tax rate for the second quarter of 2013 of 31.6% compared to 27.6% for the prior quarter and 26.6% for same quarter last year. The increase in the tax rate as compared to sequential and prior year effective tax rates was due to the impact of $758 thousand in merger costs incurred during the quarter which are non-deductible for tax purposes.

For the six month period ended June 30, 2013, income tax expense was $5.2 million, or an effective rate of 29.7% compared to $3.9 million, or an effective rate of 27.2% for the same period in 2012. The increase in effective rate is attributable to the aforementioned non-deductible merger costs and the impact of proportionally higher income levels relative to permanent differences.  Our effective tax rate for the first six months of 2013 represents our anticipated effective rate for the remainder of 2013, however, changes in anticipated merger costs and the income stream could cause shifts in this anticipated effective rate.

Asset Quality

Non-performing assets totaled $30.2 million at June 30, 2013, down $7.7 million or 20.3% sequentially from $37.9 million at March 31, 2013 and down $12.3 million or 29.0% compared to $42.5 million at June 30, 2012.  The ratio of non-performing assets as a percentage of total assets dropped to 1.0% as of June 30, 2013, compared to 1.36% as of March 31, 2013 and was also down when compared to 1.43% at June 30, 2012.

Net charge-offs for the second quarter of 2013 totaled $1.3 million, decreased $175 thousand or 11.9% compared to the $1.5 million for the first quarter of 2013 and down $1.6 million or 54.8% when compared to $2.9 million for the second quarter of 2012.  Annualized net charge-offs as a percentage of average loans receivable amounted to 0.24% for the second quarter of 2013, down from 0.28% for the first quarter of 2013 and down from 0.56% for the second quarter of 2012.

The allowance as a percentage of non-performing loans was 104.7% at June 30, 2013, improved from the 92.3% at March 31, 2013. The allowance for loan losses was $27.4 million at June 30, 2013, compared to $29.1 million at March 31, 2013. The allowance as a percentage of total loans was 1.25% at June 30, 2013, compared to 1.36% at March 31, 2013.

Foreclosed assets totaled $4.1 million at June 30, 2013, down $2.3 million or 35.9% compared to $6.4 million at March 31, 2013 and down $2.9 million or 41.6% compared to $7.0 million at June 30, 2012.

Included in the loan portfolio at June 30, 2013, are loans classified as troubled debt restructurings (“TDRs”) totaling $20.6 million or 0.9% of total loans.  TDRs were reduced sequentially by 10.7% or $2.4 million as compared to $23.0 million at March 31, 2013. At June 30, 2013, $18.5 million or 89.8% of total TDRs were performing under the modified terms.

StellarOne recorded a credit to the provision for loan losses of $385 thousand for the second quarter of 2013, a decrease of $1.1 million compared to the $700 thousand charged for the first quarter of 2013 and a decrease of $1.8 million compared to the second quarter of 2012.  The decreased provisioning throughout 2013 is reflective of the continued improvement in underlying credit quality metrics used in measuring the risk inherent in the loan portfolio.  During the first half of 2013, we have seen a net reduction of $3.5 million in individually impaired nonperforming loans with a corresponding decline of $536 thousand in specific reserves.  Additionally, we have also noted a $6.3 million decline in nonperforming loans accounted for within the pooled portion of the reserve.  These credit quality improvements combined with the substantial improvement in charge-offs have led to a lower reserve requirement and decreased provisioning.

Our nonaccrual loans are composed of the following (in thousands):

	June 30, 2013
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$225,269	$6,649	2.95%
Commercial real estate:
Commercial real estate - owner occupied	368,291	1,582	0.43%
Commercial real estate - non-owner occupied	488,408	779	0.16%
Multifamily, nonresidential, farmland and junior liens	126,920	4,595	3.62%
Total commercial real estate	983,619	6,956	0.71%
Consumer real estate:
Home equity lines	237,538	2,769	1.17%
Secured by 1-4 family residential, secured by deeds of trust	482,173	8,763	1.82%
Total consumer real estate	719,711	11,532	1.60%
Commercial and industrial loans (except those secured by real estate)	207,841	945	0.45%
Consumer and other	46,986	12	0.03%
Total loans	$2,183,426	$26,094	1.20%

The following table provides information on asset quality statistics for the periods presented (in thousands):

	June 30,
	2013	2012
Non accrual loans	$23,987	$30,511
Non accrual TDR's	2,107	4,971
Total non-performing loans	26,094	35,482
Foreclosed assets	4,095	7,014
Total non-performing assets	$30,189	$42,496
Nonperforming assets as a % of total assets	1.00%	1.43%
Nonperforming assets as a % of loans plus foreclosed assets	1.38%	2.08%
Allowance for loan losses as a % of total loans	1.25%	1.48%
Annualized net charge-offs as a % of average loans outstanding - 3 months	0.24%	0.56%
Annualized net charge-offs as a % of average loans outstanding - year to date	0.26%	0.46%

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

Our primary source of additional capital is earnings retention, which represents net income less dividends declared.  We paid $4.1 million in common dividends during the six month period ended June 30, 2013.  These dividends combined with net income of $12.2 million resulted in an increase to retained earnings of $8.1 million during the period.  Future dividends will be dependent upon our ability to generate earnings in future periods.

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

The following table includes information with respect to our risk-based capital and equity levels as of June 30, 2012 (in thousands):
	Consolidated	Bank
Tier 1 capital	$342,542	$325,694
Tier 2 capital	27,366	27,366
Total risk-based capital	369,908	353,060
Total risk-weighted assets	2,271,764	2,265,907
Average adjusted total assets	2,893,451	2,885,799
Capital ratios:
Tier 1 risk-based capital ratio	15.08%	14.37%
Total risk-based capital ratio	16.28%	15.58%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.84%	11.29%
Equity to assets ratio	14.14%	14.80%
Tangible common equity to assets ratio	10.65%	11.32%

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our  bank subsidiary has available a $162.9 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $76 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of our parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses, executive management, finance, marketing, human resources, loan and deposit operations, information technology, audit, compliance and credit administration functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary and availability on the equity market as deemed necessary.  As of June 30, 2013 there was $8.0 million in unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval.

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

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This report refers to the efficiency ratio, which is computed by dividing noninterest expense less amortization of intangibles,  goodwill impairments and merger expenses as a percent of the sum of net interest income on a tax equivalent basis and noninterest income excluding gains on securities and losses on foreclosed assets.  The efficiency ratio is not a recognized reporting measure under USGAAP.  Management believes this measure provides investors with important information regarding our operational efficiency.  Management believes such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for USGAAP. We, in referring to our net income, are referring to income under USGAAP.  Comparison of the efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Noninterest expense	$23,252	$22,770	$23,207	$46,022	$45,606
Less:
Merger expense	871	-	-	871	-
Amortization of intangible assets	320	311	413	631	825
Adjusted noninterest expense	22,061	22,459	22,794	44,520	44,781

Net interest income (tax equivalent)	24,950	24,897	24,935	49,848	49,556
Noninterest income	7,826	7,439	7,076	15,265	14,045
Less:
Gains on sale of securities available for sale	-	6	7	6	79
Losses / impairments on foreclosed assets	(244)	(130)	(219)	(375)	(670)
Net revenues	$33,020	$32,460	$32,223	$65,482	$64,192

Efficiency ratio	66.81%	69.19%	70.74%	67.99%	69.76%

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

	Consolidated	Bank
Total stockholders' equity	$426,329	$444,792
Less:
Core deposit intangibles, net	3,048	3,048
Goodwill	114,167	114,167
Net other intangibles	708	708
Tangible common equity	308,406	326,869

Total assets	3,014,166	3,006,310
Core deposit intangibles, net	3,048	3,048
Goodwill	114,167	114,167
Net other intangibles	708	708
Tangible assets	$2,896,243	$2,888,387

Tangible common equity to assets ratio	10.65%	11.32%

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

	For the three months ended
	June 30, 2013	June 30, 2012
Noninterest income	$7,826	$7,076
Less:
Gains on securities available for sale	-	7
Losses on sale of premises and equipment	(14)	8
Noninterest income on an operating basis	$7,840	$7,061

	For the six months ended
	June 30, 2013	June 30, 2012
Noninterest income	$15,265	$14,045
Less:
Gains on securities available for sale	6	79
Losses on sale of premises and equipment	(24)	(7)
Noninterest income on an operating basis	$15,283	$13,973

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, we review and change internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, StellarOne is subject to various legal proceedings and claims which arise in the ordinary course of business. StellarOne Corporation (“StellarOne”) believes that such litigation will not materially affect StellarOne’s consolidated financial position or results of operations.

In June 2013, a purported shareholder of StellarOne filed a lawsuit in the U.S. District Court for the Western District of Virginia captioned “Jaclyn Crescente v. StellarOne Corporation, et als.” This lawsuit names StellarOne, members of StellarOne’s board of directors, and Union First Market Bankshares Corporation as defendants, and is purportedly brought on behalf of a putative class of StellarOne’s common shareholders and seeks a declaration that the lawsuits are properly maintainable as a class action with the named plaintiff as the proper class representative. The lawsuit alleges that StellarOne, StellarOne’s board of directors, and Union First Market Bankshares Corporation breached duties and/or aided and abetted such breaches by failing to properly value the shares of StellarOne and agreeing to certain terms of the transaction. StellarOne believes that the claims are without merit.

ITEM 1a.	RISK FACTORS.

Other than the additional items disclosed below, there have been no material changes to the risk factors as previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the fiscal year ended December 31, 2012.

Combining Union and StellarOne may be more difficult, costly or time-consuming than we expect.

The success of the Merger will depend, in part, on Union’s ability to realize the anticipated benefits and cost savings from combining the businesses of Union and StellarOne and to combine the businesses of Union and StellarOne in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of StellarOne or decreasing revenues due to loss of customers.  However, to realize these anticipated benefits and cost savings, Union must successfully combine the businesses of Union and StellarOne.  If Union is not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Union and StellarOne have operated, and, until the completion of the Merger, will continue to operate, independently.  The success of the Merger will depend, in part, on Union’s ability to successfully combine the businesses of Union and StellarOne. To realize these anticipated benefits, after the completion of the Merger, Union expects to integrate StellarOne’s business into its own.  The integration process in the Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger.  The loss of key employees could adversely affect Union’s ability to successfully conduct its business in the markets in which StellarOne now operates, which could have an adverse effect on Union’s financial results and the value of its common stock. If Union experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected.  As with any merger of financial institutions, there also may be disruptions that cause Union and StellarOne to lose customers or cause customers to withdraw their deposits from StellarOne’s or Union’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on Union’s results of operations or financial condition after the Merger.  These integration matters could have an adverse effect on StellarOne during this transition period and on Union for an undetermined period after consummation of the Merger.

The Merger may distract management of StellarOne from its other responsibilities.

The Merger could cause the management of StellarOne to focus its time and energies on matters related to the Merger that otherwise would be directed to its business and operations. Any such distraction on the part of StellarOne’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of StellarOne before the Merger, or the business and earnings of Union after the Merger.

Termination of the Merger Agreement could negatively impact StellarOne.

If the Merger Agreement is terminated, StellarOne’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of StellarOne’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. Furthermore, costs relating to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed.  If the Merger Agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by StellarOne’s board of directors, StellarOne may be required to pay to Union a termination fee of $21.8 million.

The Merger Agreement limits the ability of StellarOne to pursue alternatives to the Merger.

The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of StellarOne to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of StellarOne.  In addition, under certain circumstances, if the Merger Agreement is terminated and StellarOne, subject to certain restrictions, consummates a similar transaction other than the Merger, StellarOne must pay to Union a termination fee of $21.8 million.  These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of StellarOne from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to StellarOne, with a higher per share market price than that proposed in the Merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, Union and StellarOne must obtain approvals from the Board of Governors of the Federal Reserve System and the Virginia State Corporation Commission. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although Union and StellarOne do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

StellarOne will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on StellarOne. These uncertainties may impair StellarOne’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with StellarOne to seek to change existing business relationships with StellarOne. Retention of certain employees by StellarOne may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with StellarOne or the combined company following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with StellarOne or the combined company following the Merger, StellarOne’s business, or the business of the combined company following the Merger, could be harmed. In addition, subject to certain exceptions, StellarOne has agreed to operate its business in the ordinary course prior to the closing of the Merger and from taking certain specified actions until the Merger occurs.

If the Merger is not completed, StellarOne will have incurred substantial expenses without realizing the expected benefits of the Merger.

StellarOne has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, StellarOne would have to recognize these expenses without realizing the expected benefits of the Merger.

Pending litigation against StellarOne and Union could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages.

In connection with the Merger, a purported StellarOne shareholder has filed a class action complaint against StellarOne, its current directors, StellarOne Bank and Union.  Among other remedies, the plaintiff seeks to enjoin the Merger.  The outcome of any such litigation is uncertain.  If the case is not resolved, the lawsuit could prevent or delay completion of the Merger and result in substantial costs to StellarOne, including any costs associated with the indemnification of directors and officers. The plaintiff and other potential shareholder plaintiffs may file additional lawsuits against Union, StellarOne and/or the directors and officers of either company in connection with the Merger.  The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the business, financial condition, results of operations and cash flows of the combined company following the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We announced a share repurchase program on December 19, 2012, authorizing 1,500,000 shares for repurchase.  The program was suspended in April in conjunction with the announced merger with Union.  Since the inception of this share repurchase program, we have repurchased 448 thousand shares of our common stock for a total cash investment of $6.9 million.

The table below presents information with respect to our common stock purchases made during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 2013	75,928	$15.47	448,394	1,051,606
May 2013	-	-	448,394	1,051,606
June 2013	-	-	448,394	1,051,606
	75,928	$15.45	448,394	1,051,606

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1
Agreement and Plan of Reorganization, dated as of June 9, 2013, between the Union First Market Bankshares Corporation and StellarOne Corporation. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013)

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

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Financial Statements.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
August 8, 2013

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
August 8, 2013