Form 10-Q
period 2013-09-30
StellarOne CORP
filed 2013-11-07
CIK 1036070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 5, 2013 there were 22,738,905 shares of common stock shares of common stock, $1.00 par value per share, issued and outstanding.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$50,191	$55,546
Federal funds sold	53	1,552
Interest-bearing deposits in banks	3,988	32,851
Cash and cash equivalents	54,232	89,949
Investment securities available for sale, at fair value	480,332	553,476
Mortgage loans held for sale	18,696	37,778
Loans receivable, net of allowance for loan losses, 2013, $25,827; 2012, $29,824	2,238,257	2,049,769
Premises and equipment, net	74,033	72,060
Accrued interest receivable	8,032	8,265
Core deposit intangibles, net	2,728	3,462
Goodwill	114,167	113,652
Bank owned life insurance	45,491	44,182
Foreclosed assets	4,449	5,760
Other assets	41,810	44,851
Total assets	$3,082,227	$3,023,204

Liabilities
Deposits:
Noninterest-bearing	$416,087	$362,713
Interest-bearing	2,030,294	2,121,611
Total deposits	2,446,381	2,484,324
Short-term borrowings	29,380	870
Federal Home Loan Bank advances	126,700	55,000
Subordinated debt	32,991	32,991
Accrued interest payable	1,419	1,682
Other liabilities	14,640	16,695
Total liabilities	2,651,511	2,591,562

Stockholders' Equity

Preferred stock; no par value; 5,000,000 shares authorized; no shares issued and outstanding;
Common stock; $1 par value; 35,000,000 shares authorized; 2013: 22,534,554 shares issued and oustanding; 2012: 22,889,091 shares issued and oustanding.	22,535	22,889
Additional paid-in capital	266,282	271,747
Retained earnings	139,222	127,099
Accumulated other comprehensive income	2,677	9,907
Total stockholders' equity	430,716	431,642
Total liabilities and stockholders' equity	$3,082,227	$3,023,204

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended
	September 30,
	2013	2012
Interest Income
Loans, including fees	$25,884	$25,812
Federal funds sold and deposits in other banks	4	24
Investment securities:
Taxable	1,292	1,725
Tax-exempt	1,152	1,282
Total interest income	28,332	28,843

Interest Expense
Deposits	2,654	3,779
Federal funds purchased and securities sold under agreements to repurchase	24	8
Federal Home Loan Bank advances	471	413
Subordinated debt	345	344
Total interest expense	3,494	4,544
Net interest income	24,838	24,299
Provision for loan losses	200	1,900
Net interest income after provision for loan losses	24,638	22,399

Noninterest Income
Retail banking fees	3,535	3,209
Fiduciary and brokerage fee income	1,313	1,172
Mortgage banking-related fees	1,326	1,864
Losses on mortgage indemnifications and repurchases	(144)	(28)
Losses (gains) on sale of premises and equipment	(36)	17
Gains on sale of securities available for sale	-	9
Losses on sale / impairments of foreclosed assets	(285)	(381)
Income from bank owned life insurance	440	445
Insurance income	127	137
Other operating income	886	957
Total noninterest income	7,162	7,401
Noninterest Expense
Compensation and employee benefits	11,812	12,188
Net occupancy	2,363	2,223
Equipment	2,117	1,885
Amortization of intangible assets	320	413
Marketing	482	376
State franchise taxes	588	564
FDIC insurance	463	490
Data processing	371	376
Professional fees	370	587
Telecommunications	368	420
Merger related costs	586	-
Other operating expenses	2,980	2,766
Total noninterest expense	22,820	22,288

Income before income taxes	8,980	7,512
Income tax expense	2,691	1,952
Net income	$6,289	$5,560

Basic net income per common share available to common shareholders	$0.28	$0.24
Diluted net income per common share available to common shareholders	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Nine Months Ended
	September 30,
	2013	2012
Interest Income
Loans, including fees	$76,648	$77,705
Federal funds sold and deposits in other banks	34	90
Investment securities:
Taxable	4,101	5,054
Tax-exempt	3,497	3,886
Total interest income	84,280	86,735

Interest Expense
Deposits	8,621	12,053
Federal funds purchased and securities sold under agreements to repurchase	40	20
Federal Home Loan Bank advances	1,287	1,260
Subordinated debt	1,023	1,028
Total interest expense	10,971	14,361
Net interest income	73,309	72,374
Provision for loan losses	515	4,150
Net interest income after provision for loan losses	72,794	68,224

Noninterest Income
Retail banking fees	10,042	9,801
Fiduciary and brokerage fee income	3,930	3,583
Mortgage banking-related fees	5,088	5,023
Losses on mortgage indemnifications and repurchases	(215)	(584)
Losses (gains) on sale of premises and equipment	(60)	10
Gains on sale of securities available for sale	6	88
Losses on sale / impairments of foreclosed assets	(659)	(1,051)
Income from bank owned life insurance	1,309	1,323
Insurance income	778	796
Other operating income	2,209	2,457
Total noninterest income	22,428	21,446
Noninterest Expense
Compensation and employee benefits	36,214	37,112
Net occupancy	6,926	6,382
Equipment	6,397	6,255
Amortization of intangible assets	951	1,238
Marketing	1,020	1,004
State franchise taxes	1,763	1,691
FDIC insurance	1,475	1,673
Data processing	1,180	1,052
Professional fees	1,718	2,152
Telecommunications	1,125	1,256
Merger related costs	1,457	-
Other operating expenses	8,617	8,080
Total noninterest expense	68,843	67,895

Income before income taxes	26,379	21,775
Income tax expense	7,862	5,833
Net income	$18,517	$15,942

Basic net income per common share available to common shareholders	$0.81	$0.69
Diluted net income per common share available to common shareholders	$0.81	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended September 30,
	2013		2012
Net income		$6,289		$5,560
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on
securities available for sale	$(3)		$1,810
Reclassification adjustment for gains
included in net income	-		$(6)
Change in cash flow hedge	(79)		(184)
Other comprehensive (loss) income		(82)		1,620
Total comprehensive income		$6,207		$7,180

	Nine months ended September 30,
	2013		2012
Net income		$18,517		$15,942
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on
securities available for sale	$(7,310)		$2,137
Reclassification adjustment for gains
included in net income	(4)		(57)
Change in post retirement liability	(115)		2
Change in cash flow hedge	199		(484)
Other comprehensive (loss) income		(7,230)		1,598
Total comprehensive income		$11,287		$17,540

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
				Accumulated
				Other
		Additional		Compre-
	Common	Paid-In	Retained	hensive
	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2012	$22,819	$271,080	$110,940	$9,334	$414,173
Net income	-	-	15,942	-	15,942
Other comprehensive income	-	-	-	1,598	1,598
Common dividends paid ($0.18 per share)	-	-	(4,156)	-	(4,156)
Stock-based compensation expense (59,665 shares)	60	668	-	-	728
Exercise of stock options (3,192 shares)	3	(211)	-	-	(208)
Balance, September 30, 2012	$22,882	$271,537	$122,726	$10,932	$428,077

Balance, January 1, 2013	$22,889	$271,747	$127,099	$9,907	$431,642
Net income	-	-	18,517	-	18,517
Other comprehensive loss	-	-	-	(7,230)	(7,230)
Common dividends paid ($0.28 per share)	-	-	(6,394)	-	(6,394)
Purchase of common stock under share repurchase program (448,394 shares)	(448)	(6,490)	-	-	(6,938)
Stock-based compensation expense (81,684 shares)	82	835	-	-	917
Exercise of stock options (62,723 shares)	63	1,115	-	-	1,178
Net settle on exercise of stock options (50,550 shares)	(51)	(925)	-	-	(976)
Balance, September 30, 2013	$22,535	$266,282	$139,222	$2,677	$430,716

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$18,517	$15,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,844	4,774
Amortization of intangible assets	951	1,238
Provision for loan losses	515	4,150
Deferred tax expense	407	508
Stock-based compensation expense	917	728
Losses on sale / impairments of foreclosed assets	659	1,051
Losses on mortgage indemnifications and repurchases	215	584
Losses (gains) on sale of premises and equipment	60	(10)
Gains on sale of securities available for sale	(6)	(88)
Mortgage banking-related fees	(5,088)	(5,023)
Proceeds from sale of mortgage loans	230,498	226,848
Origination of mortgage loans for sale	(206,328)	(204,555)
Amortization of securities premiums and accretion of discounts, net	1,568	1,388
Income on bank owned life insurance	(1,309)	(1,323)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	233	(465)
Decrease in other assets	1,506	1,353
Decrease in accrued interest payable	(263)	(330)
Increase in other liabilities	29,277	2,979
Net cash provided by operating activities	$77,173	$49,749

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities available for sale	$60,331	$107,498
Purchase of securities available for sale	-	(184,772)
Net increase in loans	(179,796)	(34,211)
Proceeds from sale of premises and equipment	152	1,141
Purchase of premises and equipment	(3,698)	(5,082)
Proceeds from sale of foreclosed assets	4,005	3,793
Net proceeds from branch acquisition	6,373	-
Net cash used by investing activities	$(112,633)	$(111,633)

Cash Flows from Financing Activities
Net increase in demand, money market and savings deposits	$4,115	$82,769
Net decrease in certificates of deposit	(62,942)	(56,634)
Proceeds from Federal Home Loan Bank advances	71,700	-
Principal payments on Federal Home Loan Bank advances	-	(5,000)
Purchase of common stock under share repurchase program	(6,938)	-
Exercise of stock options	202	(208)
Cash dividends paid	(6,394)	(4,156)
Net cash (used) provided by financing activities	$(257)	$16,771

Decrease in cash and cash equivalents	$(35,717)	$(45,113)

Cash and Cash Equivalents
Beginning	89,949	99,970
Ending	$54,232	$54,857

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$11,234	$14,691
Cash paid for income taxes	$6,706	$3,281

Supplemental Schedule of Noncash Activities
Foreclosed assets acquired in settlement of loans	$2,776	$4,245

The accompanying notes are an integral part of these consolidated financial statements.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

StellarOne Corporation (“we”) is a Virginia bank holding company headquartered in Charlottesville, Virginia.  Our sole banking affiliate is StellarOne Bank headquartered in Christiansburg, Virginia.  Additional subsidiaries include VFG Limited Liability Trust and FNB (VA) Statutory Trust II, both of which are associated with our subordinated debt issues and are not subject to consolidation.  The consolidated statements include our accounts and those of our wholly-owned banking subsidiary. All significant intercompany accounts have been eliminated.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.  The statements should be read in conjunction with the Consolidated financial statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Union Merger

On June 9, 2013, StellarOne Corporation (“StellarOne”) and Union First Market Bankshares Corporation (“Union”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which StellarOne will merge with and into Union (the “Merger”).

As a result of the Merger, the holders of shares of StellarOne common stock will receive 0.9739 shares of Union common stock for each share of StellarOne common stock held immediately prior to the effective date of the Merger. The transaction has received all regulatory approvals, but is subject to requisite approvals of Union’s and StellarOne’s stockholders with expected closing on or around January 1, 2014.

2.	Investment Securities

Amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses as of September 30, 2013 and December 31, 2012 are as follows (In thousands):

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasuries	$-	$-	$-	$-	$20,000	$-	$-	$20,000
U.S. Government agencies	240,403	802	(1,326)	239,879	247,665	1,848	(17)	249,496
State and municipals	130,536	5,936	(51)	136,421	136,695	11,971	-	148,666
Corporate bonds	1,325	8	-	1,333	1,825	27	-	1,852
Collateralized mortgage obligations	3,822	146	-	3,968	5,119	214	-	5,333
Mortgage backed securities	83,686	2,804	(508)	85,982	108,360	5,020	-	113,380
Other investments	12,749	-	-	12,749	14,749	-	-	14,749
Total	$472,521	$9,696	$(1,885)	$480,332	$534,413	$19,080	$(17)	$553,476

Other investments consist of short-term liquid investments and investments in Small Business Administration loan funds.

The carrying value of securities pledged to secure deposits and for other purposes amounted to $140.7 million and $194.9 million at September 30, 2013 and December 31, 2012, respectively.

 Information pertaining to sales and calls of securities available for sale is as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Proceeds from sales/calls	$177	$5,205	$7,497	$20,650
Gross realized gains	-	9	6	88

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.  As of September 30, 2013 and December 31, 2012, there were no available for sale securities with unrealized losses greater than twelve months.

As of September 30, 2013, management does not have the intent to sell any securities classified as available for sale in a loss position and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

The amortized cost and fair value of securities available for sale at September 30, 2013 are presented below by contractual maturity (In thousands):

	Amortized Cost	Fair Value
Due in one year or less	$46,964	$47,310
Due after one year through five years	211,007	211,837
Due after five years through ten years	106,507	108,462
Due after ten years	107,043	111,723
Equity securities	1,000	1,000
Total	$472,521	$480,332

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Derivative Financial Instruments

We use derivatives to manage exposure to interest rate risk through the use of interest rate swaps, caps and floors to mitigate exposure to interest rate risk and service the needs of our customers.

Interest rate swaps involve the exchange of fixed and variable rate interest payments between two counterparties, based on a common notional principal amount and maturity date with no exchange of underlying principal amounts. During 2010, we entered into a forward start interest rate swap contract on our subordinated debt that qualifies as a cash flow hedge, effective September 2011. During September 2011, we entered into a forward swap with an effective date of September 30, 2013. Our cash flow hedge effectively modifies our exposure to interest rate risk by converting floating rate subordinated debt to a fixed rate with a maturity in 2016.

On September 30, 2011, we began paying a weighted average fixed rate of 1.245% plus margin, and receive a variable interest rate of three-month LIBOR on a total notional amount of $32.0 million, with quarterly settlements.  Beginning in September of 2011, this swap effectively fixed the interest rate on the subordinated debt at 4.11% for the two year swap term (through September 2013).  The forward swap entered into during 2011 with an effective beginning in September 2013, effectively fixed the interest rate on the subordinated debt at 4.81%, starting in September of 2013 (through September 2016).  The cash flow hedge was fully effective at September 30, 2013 and therefore the change in fair value on the cash flow hedge was recognized as a component of other comprehensive income, net of deferred income taxes. At September 30, 2013 and December 31, 2012, the cash flow hedge had a fair value of $1.2 million and $1.5 million, respectively, and was recorded in Other Liabilities. We anticipate that it will continue to be fully effective and changes in fair value will continue to be recognized as a component of other comprehensive income, net of deferred income taxes. At September 30, 2013, we pledged $1.2 million of cash collateral for this interest rate swap.

We entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact our results of operations.  The aggregate notional amount of these swap agreements with counterparties was $104.4 million as of September 30, 2013 and securities collateral of $210 thousand was pledged.

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

Our loan portfolio is composed of the following (In thousands):

	September 30,	December 31,
	2013	2012
Construction and land development	$213,236	$194,380
Commercial real estate:
Commercial real estate - owner occupied	387,649	343,944
Commercial real estate - non-owner occupied	548,404	458,646
Multifamily, nonresidential, farmland and junior liens	132,254	118,433
Total commercial real estate	1,068,307	921,023
Consumer real estate:
Home equity lines	233,395	246,806
Secured by 1-4 family residential, secured by deeds of trust	495,908	482,090
Total consumer real estate	729,303	728,896
Commercial and industrial loans (except those secured by real estate)	191,732	203,840
Consumer and other	62,155	31,929
Total loans	2,264,733	2,080,068
Deferred loan fees	(649)	(475)
Allowance for loan losses	(25,827)	(29,824)
Net loans	$2,238,257	$2,049,769

As of September 30, 2013 and December 31, 2012, the book value of loans pledged as collateral for advances outstanding with the Federal Home Loan Bank of Atlanta totaled $371.4 million and $360.9 million, respectively.

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual and loans past due more than 90 days still accruing by loan class (In thousands):
	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Construction and land development	$5,249	$9,400	$-	$-
Commercial real estate - owner occupied	1,459	3,646	-	-
Commercial real estate - non-owner occupied	2,030	1,798	-	-
Multifamily, nonresidential, farmland and junior liens	4,268	4,780	-	-
Home equity lines	1,658	3,722	-	-
Secured by 1-4 family residential, secured by deeds of trust	10,428	11,920	316	179
Commercial and industrial loans (except those secured by real estate)	742	584	-	-
Consumer and other	134	32	2	3
Total	$25,968	$35,882	$318	$182

If interest under the accrual method had been recognized on nonaccrual loans, such income would have approximated $276 thousand and $422 thousand for the three months ended September 30, 2013 and 2012, respectively and $795 thousand and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the aging of the recorded investment in past due loans by loan class (In thousands):
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-accrual	Total Past Due	Current	Total Loans
September 30, 2013
Construction and land development	$2,490	$719	$-	$5,249	$8,458	$204,778	$213,236
Commercial real estate - owner occupied	1,826	4,368	-	1,459	7,653	379,996	387,649
Commercial real estate - non-owner occupied	493	2,345	-	2,030	4,868	543,536	548,404
Multifamily, nonresidential, farmland and junior liens	137	920	-	4,268	5,325	126,929	132,254
Home equity lines	1,690	419	-	1,658	3,767	229,628	233,395
Secured by 1-4 family residential, secured by deeds of trust	3,689	4,752	316	10,428	19,185	476,723	495,908
Commercial and industrial loans (except those secured by real estate)	369	574	-	742	1,685	190,047	191,732
Consumer and other	161	37	2	134	334	61,821	62,155
Total	$10,855	$14,134	$318	$25,968	$51,275	$2,213,458	$2,264,733

December 31, 2012
Construction and land development	$2,283	$2,430	$-	$9,400	$14,113	$180,267	$194,380
Commercial real estate - owner occupied	3,730	5,473	-	3,646	12,849	331,095	343,944
Commercial real estate - non-owner occupied	1,990	439	-	1,798	4,227	454,419	458,646
Multifamily, nonresidential, farmland and junior liens	808	68	-	4,780	5,656	112,777	118,433
Home equity lines	3,229	753	-	3,722	7,704	239,102	246,806
Secured by 1-4 family residential, secured by deeds of trust	4,670	6,126	179	11,920	22,895	459,195	482,090
Commercial and industrial loans (except those secured by real estate)	615	338	-	584	1,537	202,303	203,840
Consumer and other	232	101	3	32	368	31,561	31,929
Total	$17,557	$15,728	$182	$35,882	$69,349	$2,010,719	$2,080,068

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses by loan class is as follows (In thousands):
	Three Months Ended September 30, 2013
	Balance, July 1, 2013	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance September 30, 2013
Construction and land development	$7,229	$(215)	$(1,493)	$4	$(1,489)	$5,525
Commercial real estate - owner occupied	2,438	(128)	-	32	32	2,342
Commercial real estate - non-owner occupied	4,255	684	(2)	45	43	4,982
Multifamily, nonresidential, farmland and junior liens	1,985	45	(3)	2	(1)	2,029
Home equity lines	3,122	(611)	(223)	84	(139)	2,372
Secured by 1-4 family residential, secured by deeds of trust	5,858	733	(279)	62	(217)	6,374
Commercial and industrial loans (except those secured by real estate)	2,356	(331)	(44)	52	8	2,033
Consumer and other	123	23	(33)	57	24	170
Total	$27,366	$200	$(2,077)	$338	$(1,739)	$25,827

	Three Months Ended September 30, 2012
	Balance, July 1, 2012	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance September 30, 2012
Construction and land development	$7,953	$21	$(301)	$66	$(235)	$7,739
Commercial real estate - owner occupied	2,627	226	(150)	11	(139)	2,714
Commercial real estate - non-owner occupied	5,415	1,280	(684)	72	(612)	6,083
Multifamily, nonresidential, farmland and junior liens	1,014	1,170	(694)	1	(693)	1,491
Home equity lines	3,895	(471)	(205)	62	(143)	3,281
Secured by 1-4 family residential, secured by deeds of trust	6,628	(35)	(438)	211	(227)	6,366
Commercial and industrial loans (except those secured by real estate)	2,526	(305)	(182)	61	(121)	2,100
Consumer and other	84	14	(79)	67	(12)	86
Total	$30,142	$1,900	$(2,733)	$551	$(2,182)	$29,860

	Nine Months Ended September 30, 2013
	Balance, January 1, 2013	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance September 30, 2013
Construction and land development	$8,230	$(818)	$(2,031)	$144	$(1,887)	$5,525
Commercial real estate - owner occupied	2,328	115	(214)	113	(101)	2,342
Commercial real estate - non-owner occupied	4,863	(35)	(2)	156	154	4,982
Multifamily, nonresidential, farmland and junior liens	1,854	675	(531)	31	(500)	2,029
Home equity lines	3,506	(19)	(1,242)	127	(1,115)	2,372
Secured by 1-4 family residential, secured by deeds of trust	7,305	211	(1,413)	271	(1,142)	6,374
Commercial and industrial loans (except those secured by real estate)	1,642	366	(460)	485	25	2,033
Consumer and other	96	20	(159)	213	54	170
Total	$29,824	$515	$(6,052)	$1,540	$(4,512)	$25,827

	Nine Months Ended September 30, 2012
	Balance, January 1, 2012	Provision for loan losses	Loans charged off	Recoveries	Net charge-offs	Balance September 30, 2012
Construction and land development	$9,856	$(601)	$(1,598)	$82	$(1,516)	$7,739
Commercial real estate - owner occupied	3,224	887	(1,635)	238	(1,397)	2,714
Commercial real estate - non-owner occupied	4,234	2,622	(846)	73	(773)	6,083
Multifamily, nonresidential, farmland and junior liens	1,107	1,187	(804)	1	(803)	1,491
Home equity lines	3,507	975	(1,412)	211	(1,201)	3,281
Secured by 1-4 family residential, secured by deeds of trust	6,512	937	(1,399)	316	(1,083)	6,366
Commercial and industrial loans (except those secured by real estate)	4,059	(1,772)	(666)	479	(187)	2,100
Consumer and other	89	(85)	(168)	250	82	86
Total	$32,588	$4,150	$(8,528)	$1,650	$(6,878)	$29,860

Provisioning for home equity lines for the three month period ended September 30, 2013 was reduced compared to prior periods due to a reduction in one of our qualitative factors driven by nonaccrual levels.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on the impairment method.  TDRs that have been subsequently removed from impaired status in years subsequent to the restructuring are not presented as individually evaluated for impairment in the table (In thousands):

	September 30, 2013
	Allowance for loan losses			Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending allowance	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans
Construction and land development	$1,670	$3,855	$5,525	$7,918	$205,318	$213,236
Commercial real estate - owner occupied	339	2,003	2,342	6,877	380,772	387,649
Commercial real estate - non-owner occupied	2,064	2,918	4,982	11,008	537,396	548,404
Multifamily, nonresidential, farmland and junior liens	1,072	957	2,029	4,203	128,051	132,254
Home equity lines	-	2,372	2,372	-	233,395	233,395
Secured by 1-4 family residential, secured by deeds of trust	768	5,606	6,374	6,948	488,960	495,908
Commercial and industrial loans (except those secured by real estate)	546	1,487	2,033	583	191,149	191,732
Consumer and other	-	170	170	-	62,155	62,155
Total	$6,459	$19,368	$25,827	$37,537	$2,227,196	$2,264,733

	December 31, 2012
	Allowance for loan losses			Loans
	Individually evaluated for impairment	Collectively evaluated for impairment	Total ending allowance	Individually evaluated for impairment	Collectively evaluated for impairment	Total loans
Construction and land development	$4,423	$3,807	$8,230	$12,686	$181,694	$194,380
Commercial real estate - owner occupied	36	3,342	3,378	6,753	337,191	343,944
Commercial real estate - non-owner occupied	1,737	2,766	4,503	11,701	446,945	458,646
Multifamily, nonresidential, farmland and junior liens	994	170	1,164	4,552	113,881	118,433
Home equity lines	-	3,687	3,687	-	246,806	246,806
Secured by 1-4 family residential, secured by deeds of trust	640	6,484	7,124	5,919	476,171	482,090
Commercial and industrial loans (except those secured by real estate)	-	1,642	1,642	-	203,840	203,840
Consumer and other	-	96	96	-	31,929	31,929
Total	$7,830	$21,994	$29,824	$41,611	$2,038,457	$2,080,068

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

Impaired loans totaled $40.3 million and $49.3 million at September 30, 2013 and December 31, 2012, respectively.  Included in these balances were $19.2 million and $25.6 million, respectively, of loans classified as troubled debt restructurings (“TDRs”).  A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider.  For loans classified as TDRs, we further evaluate the loans as performing or nonperforming.  If, at the time of restructure, the loan is accruing, it will be classified as performing and will continue to be classified as performing as long as the borrower continues making payments in accordance with the restructured terms.  A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely.  TDRs originally considered nonaccrual will be classified as nonperforming, but are able to be reclassified as performing if subsequent to restructure, they experience consecutive six months of payment performance according to the restructured terms.  Further, a TDR may be subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

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

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on performing and nonperforming TDRs for the periods presented (In thousands):
	September 30,	December 31,
	2013	2012
Performing restructurings:
Construction and land development	$4,205	$5,962
Commercial real estate - owner occupied	6,443	5,334
Commercial real estate - non-owner occupied	1,179	1,670
Secured by 1-4 family residential, secured by deeds of trust	5,999	10,278
Total performing restructurings	$17,826	$23,244

Nonperforming restructurings:
Construction and land development	$340	$380
Commercial real estate - non-owner occupied	60	116
Secured by 1-4 family residential, secured by deeds of trust	938	1,885
Total nonperforming restructurings	$1,338	$2,381

Total restructurings	$19,164	$25,625

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at September 30, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the three month period ended 2013.  Additionally, there were no TDRs that subsequently defaulted during either income statement period presented for 2013.

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
	Modifications for the three months ended,
	September 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate - owner occupied	1	$534	$534
Total Troubled Debt Restructurings	1	$534	$534

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate - owner occupied	1	$142
Commercial real estate - non-owner occupied	2	62
Secured by 1-4 family residential, secured by deeds of trust	12	2,026
Total Troubled Debt Restructurings	15	$2,230

	Modifications for the nine months ended,
	September 30, 2013

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial real estate - owner occupied	2	$1,243	$1,260
Total Troubled Debt Restructurings	2	$1,243	$1,260

	Modifications for the nine months ended,
	September 30, 2012

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction and land development	1	$2,201	$2,201
Commercial real estate - owner occupied	2	1,400	1,400
Secured by 1-4 family residential, secured by deeds of trust	2	986	1,275
Total Troubled Debt Restructurings	5	$4,587	$4,876

Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate - owner occupied	1	$142
Commercial real estate - non-owner occupied	2	62
Secured by 1-4 family residential, secured by deeds of trust	12	2,026
Total Troubled Debt Restructurings	15	$2,230

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest is not typically accrued on impaired loans, but is accrued for performing TDRs.  The following table shows interest income recognized on TDRs (In thousands):
	Three Months Ended September 30
	Interest income recognized	Cash-basis interest income
2013
Construction and land development	$63	$61
Commercial real estate - owner occupied	86	66
Commercial real estate - non-owner occupied	120	120
Secured by 1-4 family residential, secured by deeds of trust	56	56
Total	$325	$303

2012
Construction and land development	$95	$83
Commercial real estate - non-owner occupied	251	251
Secured by 1-4 family residential, secured by deeds of trust	51	49
Total	$397	$383

	Nine Months Ended September 30
	Interest income recognized	Cash-basis interest income recognized
2013
Construction and land development	$210	$210
Commercial real estate - owner occupied	231	229
Commercial real estate - non-owner occupied	401	393
Secured by 1-4 family residential, secured by deeds of trust	172	172
Total	$1,014	$1,004

2012
Construction and land development	$310	$310
Commercial real estate - non-owner occupied	382	382
Secured by 1-4 family residential, secured by deeds of trust	178	167
Total	$870	$859

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

In order to measure the amount of impairment, we evaluate loans either individually or in collective pools.  Collective pools consist of smaller balance, homogenous loans that are not subject to a restructuring agreement.  TDRs evaluated in collective pools consist of mortgage modifications that were made as part of a program implemented during the credit crisis in order to assist homeowners to remain in their homes. Of the $40.3 million of impaired loans at September 30, 2013, $2.8 million, consisting solely of TDRs, was collectively evaluated for impairment and $37.5 million was individually evaluated for impairment.  The detail of loans individually evaluated for impairment, which includes $16.4 million of TDRs, is presented below (In thousands):

	Recorded investment	Unpaid contractual principal balance	Allocated allowance	Average recorded investment
September 30, 2013
Loans without a specific valuation allowance:
Construction and land development	$2,652	$3,046	$-	$2,853
Commercial real estate - owner occupied	1,243	1,242	-	2,100
Commercial real estate - non-owner occupied	1,179	1,179	-	1,258
Secured by 1-4 family residential, secured by deeds of trust	1,746	2,173	-	1,823
Loans with a specific valuation allowance:
Construction and land development	5,266	9,171	1,670	7,556
Commercial real estate - owner occupied	5,634	5,634	339	4,359
Commercial real estate - non-owner occupied	9,829	9,830	2,064	9,669
Multifamily, nonresidential, farmland and junior liens	4,203	4,939	1,072	4,315
Secured by 1-4 family residential, secured by deeds of trust	5,202	5,224	768	4,114
Commercial and industrial loans (except those secured by real estate)	583	598	546	450
Total	$37,537	$43,036	$6,459	$38,525

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

Loans not graded are either consumer purpose loans, construction loans to individuals for single-family owner-occupied construction, or are included in groups of homogenous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In thousands):
		Risk Grade
	Not Graded	1 - 3	4	5	6	7	8
September 30, 2013
Construction and land development	$40,280	$2,964	$76,821	$67,647	$4,404	$19,424	$1,696
Commercial real estate - owner occupied	-	22,130	206,340	116,357	16,921	25,901	0
Commercial real estate - non-owner occupied	-	40,713	338,685	132,071	9,686	25,801	1,448
Multifamily, nonresidential, farmland and junior liens	-	17,488	80,382	24,706	1,850	7,828	-
Home equity lines	-	-	231	49	-	-	-
Secured by 1-4 family residential, secured by deeds of trust	-	4,224	90,890	66,641	12,087	21,026	-
Commercial and industrial loans (except those secured by real estate)	-	62,708	77,784	42,052	5,121	3,403	664
Consumer and other	-	-	-	-	-	-	-
Total	$40,280	$150,227	$871,133	$449,523	$50,069	$103,383	$3,808

December 31, 2012
Construction and land development	$40,980	$964	$65,041	$56,114	$2,907	$24,945	$3,429
Commercial real estate - owner occupied	-	22,139	196,748	73,469	18,636	32,952	0
Commercial real estate - non-owner occupied	-	35,288	272,701	110,039	9,831	30,101	686
Multifamily, nonresidential, farmland and junior liens	-	29,091	53,678	23,962	2,271	9,431	0
Home equity lines	-	479	3,007	2,616	49	514	0
Secured by 1-4 family residential, secured by deeds of trust	-	6,456	95,425	66,445	12,526	22,689	976
Commercial and industrial loans (except those secured by real estate)	-	66,612	76,748	49,236	4,717	6,470	57
Consumer and other	-	-	-	-	-	-	-
Total	$40,980	$161,029	$763,348	$381,881	$50,937	$127,102	$5,148

We consider the performance of the loan portfolio and its impact on the allowance for loan losses.  For smaller-balance homogenous residential and consumer loans, we also evaluate credit quality based on the aging status of the loan and by payment activity.  The following table presents the recorded investment in residential and consumer loans based on payment activity (In thousands):
	Home equity lines		Secured by 1-4 family residential, secured by deeds of trust		Consumer and other
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Performing	$231,457	$236,419	$290,612	$265,652	$62,141	$31,897
Nonperforming	1,658	3,722	10,428	11,921	14	32
Total	$233,115	$240,141	$301,040	$277,573	$62,155	$31,929

Repurchased Loans

In certain loan sales, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain time period.  We evaluate all mortgage loans at the time of repurchase for evidence of deteriorated credit quality.  All loans are recorded at estimated realizable value at the time of purchase.  At September 30, 2013, $467 thousand of losses associated with mortgage repurchases and indemnifications was accrued.  Additionally, losses of $215 thousand and $584 thousand were recognized during the nine months ended September 30, 2013 and 2012, respectively.

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit

Most of our lending activity occurs within Richmond, Central and Southwest Virginia. The majority of our loan portfolio consists of consumer and commercial real estate loans. As of September 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

5.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three month periods ended September 30, 2013 and 2012. Potential dilutive stock had no effect on income per common share for the three month periods (In thousands, except share and per share amounts).
	September 30,
	2013	2012
Earnings per common share
Net income	$6,289	$5,560
Weighted average common shares issued and outstanding	22,732,109	23,104,631
Earnings per common share	$0.28	$0.24

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,732,109	23,104,631
Stock options and warrants	87,881	918
Total diluted weighted average common shares issued and outstanding	22,819,990	23,105,549
Diluted earnings per common share	$0.28	$0.24

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the nine month periods ended September 30, 2013 and 2012. Potential dilutive stock had no effect on income per common share for the nine month periods (In thousands, except share and per share amounts).
	September 30,
	2013	2012
Earnings per common share
Net income	$18,517	$15,942
Weighted average common shares issued and outstanding	22,816,837	23,086,118
Earnings per common share	$0.81	$0.69

Diluted earnings per common share
Weighted average common shares issued and outstanding	22,816,837	23,086,118
Stock options and warrants	41,691	347
Total diluted weighted average common shares issued and outstanding	22,858,528	23,086,465
Diluted earnings per common share	$0.81	$0.69

In 2013 and 2012, stock options representing 61,438 and 213,871 shares, respectively, were not included in the three month calculation of earnings per share, as their effect would have been anti-dilutive.  For the nine month calculation of earnings per share 116,488 and 245,019 shares in 2013 and 2012, respectively, were excluded.  None of the outstanding warrants to purchase 302,622 shares of common stock associated with the U.S. Treasury Capital Purchase Program were considered anti-dilutive during either 2013 period presented.  All warrants were considered antidilutive for both 2012 periods presented and thus have not been considered in the fully-diluted share calculations for the three and nine month periods, respectively.

 6.  Stock-Based Compensation

Stock-based compensation expense included within compensation and employee benefits expense totaled $297 thousand and $917 thousand during the three and nine months ended September 30, 2013, respectively and $250 thousand and $728 thousand during the three and nine months ended September 30, 2012, respectively.

A summary of the stock option plan at September 30, 2013 and 2012 and changes during the periods ended on those dates are as follows:
	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1,	184,431	$20.30	291,196	$21.58
Forfeited	(1,755)	17.54	(7,259)	18.68
Expired	(15,627)	18.42	(68,443)	26.88
Exercised	(62,723)	18.77	(3,192)	10.95
Outstanding at September 30,	104,326	$21.38	212,302	$20.14

Exercisable at September 30,	103,188		193,041

The aggregate intrinsic value of options outstanding as of September 30, 2013 was $328 thousand and the intrinsic value of options exercisable was $309 thousand and the intrinsic values of options exercised during 2013 were $170 thousand. The intrinsic value associated with options exercised during the nine months ended 2012 was $5 thousand. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter ended September 30, 2013 and the exercise price, multiplied by the number of options outstanding). The fair value of shares vested during 2013 was $42 thousand. The weighted average remaining contractual life is 1.9 years with a weighted average exercise price of $21.55 for exercisable options at September 30, 2013.

The following table summarizes nonvested restricted shares outstanding as of September 30, 2013 and the related activity during the period:
Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value	Total Intrinsic Value
			(In thousands)

Nonvested at January 1, 2013	210,011	$12.49	$2,970
Granted	76,518	14.56
Vested and exercised	(81,684)	12.54	$1,261
Forfeited	(1,449)	12.51
Nonvested at September 30, 2013	203,396	$13.25	$4,576

The estimated unamortized compensation expense, net of estimated forfeitures, related to nonvested stock and stock options issued and outstanding as of September 30, 2013 that will be recognized through 2018 is $1.9 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized below (In thousands).
		Fair Value Measurements at
		September 30, 2013
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Investment securities available-for-sale
U. S. Government agencies	$239,879	$-	$239,879	$-
State and municipals	136,421	-	136,421	-
Corporate bonds	1,333	-	1,333	-
Collateralized mortgage obligations	3,968	-	3,968	-
Mortgage backed securities	85,982	-	85,982	-
Other investments	12,749	11,749	1,000	-
Other assets 1	3,269	3,269	-	-
Total assets at fair value	$483,601	$15,018	$468,583	$-

Interest rate swaps	$1,381	$-	$1,381	$-
Other liabilities 1	3,313	3,313	-	-
Total liabilities at fair value	$4,694	$3,313	$1,381	$-

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

The fair value of impaired loans is estimated using one of several methods.  For real estate secured loans, generally external appraisals by a board approved appraiser are used to determine the fair value of the underlying collateral for collateral dependent impaired loans.  These appraisals are sometimes adjusted based on management’s and Chief Appraiser’s knowledge of other factors not embedded within the appraisal, including selling costs, maintenance costs, and other estimable costs that would be incurred if collateral is required to be liquidated.  Our in-house appraisal group’s review of such appraisals is documented as part of the quarterly ALLL process.  Other estimates of value, such as auctioneer’s estimates of value, purchase offers and/or contracts, and settlement offers and/or agreements, may be used when they are thought to represent a more accurate estimate of fair value.  For loans that are not secured by real estate, fair value of the collateral may be determined by discounted book value based on available data such as current financial statements or an external appraisal or an auctioneer’s or liquidator’s estimate of value.  Those impaired loans not requiring an allowance represent loans that have been charged down to their net realizable value. At September 30, 2013 and December 31, 2012, substantially all of the total impaired loans, excluding TDRs, were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. As such, we record the impaired loan as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are included in the table below (In thousands).
		Fair Value Measurements at
		September 30, 2013
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)
Impaired loans
Construction and land development	$1,702	$-	$-	$1,702
Commercial real estate - owner occupied	95	-	-	95
Commercial real estate - non-owner occupied	7,706	-	-	7,706
Multifamily, nonresidential, farmland and junior liens	3,131	-	-	3,131
Secured by 1-4 family residential, secured by deeds of trust	1,999	-	-	1,999
Commercial and industrial loans (except those secured by real estate)	37	-	-	37
Foreclosed assets
Construction and land development	2,538	-	-	2,538
Commercial real estate - owner occupied		-	-	-
Home equity lines	431	-	-	431
Secured by 1-4 family residential, secured by deeds of trust	1,480	-	-	1,480
Total assets at fair value	$19,119	$-	$-	$19,119

		Fair Value Measurements at
		December 31, 2012
		Using
		Level 1	Level 2	Level 3
	Total	(Quoted Prices)	(Significant Other Observable Inputs)	(Significant Unobservable Inputs)

Impaired loans	$23,667	$-	$-	$23,667
Loans held for sale - mortgage	37,778	-	37,778	-
Foreclosed assets	5,760	-	-	5,760
Total assets at fair value	$67,205	$-	$37,778	$29,427

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2013 (In thousands):

	Fair Value measurements at September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Inputs	Weighted Average Discount
Impaired loans
Construction and land development	$1,702	Market comparables	Discount applied to market comparables (1)	0.2%
Commercial real estate - owner occupied	95	Market comparables	Discount applied to market comparables (1)	57.1%
Commercial real estate - non-owner occupied	7,706	Market comparables	Discount applied to market comparables (1)	0.3%
Multifamily, nonresidential, farmland and junior liens	3,131	Market comparables	Discount applied to market comparables (1)	0.0%
Secured by 1-4 family residential, secured by deeds of trust	1,999	Market comparables	Discount applied to market comparables (1)	4.9%
Commercial and industrial loans (except those secured by real estate)	37	Market comparables	Discount applied to market comparables (1)	0.0%
Foreclosed assets
Construction and land development	2,538	Market comparables	Discount applied to market comparables (1)	19.3%
Home equity lines	431	Market comparables	Discount applied to market comparables (1)	0.8%
Secured by 1-4 family residential, secured by deeds of trust	1,480	Market comparables	Discount applied to market comparables (1)	3.1%
Total	$19,119

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

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2013 and December 31, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

The estimated fair values of our financial instruments are as follows (In thousands):
	September 30, 2013
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$54,232	$54,232	$54,232	$-	$-
Investment securities	480,332	480,332	11,749	468,583	-
Mortgage loans held for sale	18,696	18,696	-	18,696	-
Loans receivable, net	2,238,257	2,190,074	-	-	2,190,074
Accrued interest receivable	8,032	8,032	10	2,719	5,303

Liabilities
Deposits	$2,446,381	$2,453,492	$-	$-	$2,453,492
Federal Home Loan Bank advances	126,700	130,183	-	-	130,183
Subordinated debt	32,991	32,939	-	-	32,939
Accrued interest payable	1,419	1,419	-	-	1,419

	December 31, 2012
	Carrying	Fair	Fair Value Measurements Using
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$89,949	$89,949	$89,949	$-	$-
Investment securities	553,476	553,476	33,749	519,727	-
Mortgage loans held for sale	37,778	37,778	-	37,778	-
Loans receivable, net	2,049,769	1,884,523	-	-	1,884,523
Accrued interest receivable	8,265	8,265	14	2,646	5,605

Liabilities
Deposits	$2,484,324	$2,497,277	$-	$-	$2,497,277
Federal Home Loan Bank advances	55,000	59,864	-	-	59,864
Subordinated debt	32,991	32,937	-	-	32,937
Accrued interest payable	1,682	1,682	-	-	1,682

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Segment Information

We operate in three business segments, organized around the different products and services offered:
  Commercial Banking
  Mortgage Banking
  Wealth Management

Commercial Banking includes commercial, business and retail banking.  This segment provides customers with products such as commercial loans, small business loans, real estate loans, business financing and consumer loans.  In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit.  Mortgage Banking engages primarily in the origination of residential mortgages for sale into the secondary market on a best-efforts basis and some portfolio lending. Wealth Management provides investment and financial advisory services to businesses and individuals, including financial planning, retirement planning, estate planning, trust and custody services, investment management, escrows, and retirement plans.

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2013 and 2012 is as follows:

At and for the Three Months Ended September 30, 2013

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,375	$790	$18	$(345)	$-	$24,838
Provision for loan losses	200	-	-	-	-	200
Noninterest income	5,858	1,182	1,313	26	(1,217)	7,162
Noninterest expense	20,864	1,380	1,018	775	(1,217)	22,820
Provision for income taxes	2,662	178	94	(243)	-	2,691
Net income (loss)	$6,507	$414	$219	$(851)	$-	$6,289

Total Assets	$2,989,592	$80,267	$4,528	$468,514	$(460,674)	$3,082,227
Average Assets	$2,970,257	$69,485	$2,167	$465,135	$(457,283)	$3,049,761

At and for the Three Months Ended September 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$24,482	$161	$-	$(344)	$-	$24,299
Provision for loan losses	1,900	-	-	-	-	1,900
Noninterest income	5,525	1,955	1,172	(99)	(1,152)	7,401
Noninterest expense	21,059	1,277	937	167	(1,152)	22,288
Provision for income taxes	1,848	252	69	(217)	-	1,952
Net income (loss)	$5,200	$587	$166	$(393)	$-	$5,560

Total Assets	$2,925,559	$26,309	$636	$466,591	$(459,249)	$2,959,846
Average Assets	$2,945,031	$20,368	$617	$462,947	$(455,452)	$2,973,511

At and for the Nine Months Ended September 30, 2013

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$72,714	$1,598	$19	$(1,022)	$-	$73,309
Provision for loan losses	515	-	-	-	-	515
Noninterest income	17,217	4,854	3,930	79	(3,652)	22,428
Noninterest expense	63,479	4,172	3,056	1,788	(3,652)	68,843
Provision for income taxes	7,470	684	268	(560)	-	7,862
Net income (loss)	$18,467	$1,596	$625	$(2,171)	$-	$18,517

Average Assets	$2,955,487	$51,893	$1,777	$467,295	$(459,347)	$3,017,105

At and for the Nine Months Ended September 30, 2012

	Commercial	Mortgage	Wealth		Intersegment
	Bank	Banking	Management	Other	Elimination	Consolidated
Net interest income	$72,863	$538	$-	$(1,027)	$-	$72,374
Provision for loan losses	4,150	-	-	-	-	4,150
Noninterest income	16,827	4,678	3,632	(235)	(3,456)	21,446
Noninterest expense	64,114	3,766	2,998	473	(3,456)	67,895
Provision for income taxes	5,828	434	192	(621)	-	5,833
Net income (loss)	$15,598	$1,016	$442	$(1,114)	$-	$15,942

Average Assets	$2,908,031	$20,585	$525	$458,776	$(451,606)	$2,936,311

STELLARONE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.     Accumulated Other Comprehensive Income

The components of other comprehensive (loss) income and the related tax effects were (In thousands):

	Three months ended September 30,
	2013			2012
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities available for sale:
Unrealized holding (losses) gains arising during the period	$(5)	$2	$(3)	$2,785	$(975)	$1,810
Reclassification adjustment	-	-	-	(9)	3	(6)
Change in cash flow hedge	(122)	43	(79)	(283)	99	(184)
Other comprehensive (loss) income	$(127)	$45	$(82)	$2,493	$(873)	$1,620

	Nine months ended September 30,
	2013			2012
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Investment securities available for sale:
Unrealized holding (losses) gains arising during the period	$(11,246)	$3,936	$(7,310)	$3,288	$(1,151)	$2,137
Reclassification adjustment	(6)	2	(4)	(88)	31	(57)
Change in post retirement liability	(177)	62	(115)	3	(1)	2
Change in cash flow hedge	306	(107)	199	(745)	261	(484)
Other comprehensive (loss) income	$(11,123)	$3,893	$(7,230)	$2,458	$(860)	$1,598

There were no significant reclassifications out of accumulated other comprehensive income during the periods presented.

Cumulative other comprehensive income balances were (In thousands):

	Investment securities available for sale	Postretirement liability	Cash flow hedge	Cumulative other comprehensive income
Balance, January 1, 2012	$11,582	$(1,725)	$(523)	$9,334
Net change	2,080	2	(484)	1,598
Balance, September 30, 2012	$13,662	$(1,723)	$(1,007)	$10,932

Balance, January 1, 2013	$12,391	$(1,532)	$(952)	$9,907
Net change	(7,314)	(115)	199	(7,230)
Balance, September 30, 2013	$5,077	$(1,647)	$(753)	$2,677

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

The table below presents information with respect to our common stock purchases made during the nine months ended September 30, (In thousands, except per share data):

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

Deferred Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such valuation is deemed necessary as of September 30, 2013, as management has not taken any tax positions that it deems to be considered uncertain.

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

About StellarOne Corporation

Headquartered in Charlottesville, Virginia, StellarOne Corporation is the holding company for StellarOne Bank, which has 55 branches and more than 75 ATMs throughout Central and Southwest Virginia.

Additional information is available on the Company’s website at http://stellarone.com under the tab “investor relations”. The information contained on the Company’s website is not a part of this report. Shares of the Company’s common stock are traded on the NASDAQ Global Select Market under the symbol STEL.

Union Merger

On June 9, 2013, StellarOne Corporation (“StellarOne”) and Union First Market Bankshares Corporation (“Union”) entered into an Agreement and Plan of Reorganization pursuant to which StellarOne will merge with and into Union (the “Merger”).   As a result of the Merger, the holders of shares of StellarOne common stock will receive 0.9739 shares of Union common stock for each share of StellarOne common stock held immediately prior to the effective date of the Merger. After the Merger and at a time to be determined by Union, StellarOne Bank, StellarOne’s wholly-owned bank subsidiary, will be merged with and into Union First Market Bank, Union’s wholly-owned bank subsidiary (“Union Bank”).

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

All regulatory approvals have been received; however, the completion of the Merger is subject to approvals of Union’s and StellarOne’s stockholders. The transaction is expected to close around January 1, 2014.

Results of Operations

Our third quarter 2013 earnings were $6.3 million, or $0.28 net income per diluted share. This represents a 13.1% increase over net income of $5.6 million or $0.24 per diluted share recognized during the same quarter in the prior year, and remained constant as compared to net income of $6.3 million or $0.28 per diluted share in the second quarter of 2013. Revenue growth, improvement in asset quality and reduced operating expenses contributed to this increase.

For the nine months ended September 30, 2013, earnings were $18.5 million or $0.81 per diluted share, up 16.2% compared to $15.9 million or $0.69 per diluted share in 2012. Continuing improvements in asset quality, non-interest revenue growth and reduced operating expenses contributed to the growth in earnings.

Operating Segment Results

Mortgage banking-related fees totaled $1.3 million for the third quarter of 2013, or down $601 thousand or 31.2% compared to $1.9 million for the second quarter of 2013 and down $538 thousand, or 28.9%, compared to $1.9 million in the same quarter in 2012. Of total mortgage originations for the quarter, 53.6% represented home purchases.  Loans sold in the third quarter of 2013 totaled $73.5 million or down $1.2 million or 1.7% from the $74.7 million sold during the second quarter of 2013. The mortgage segment contributed after-tax earnings of $414 thousand for the current quarter, compared to $701 thousand last quarter, and $587 thousand for same quarter last year.

Period end loans associated with our Commercial Banking segment increased $81.3 million sequentially or 3.7% compared to the second quarter of 2013, while average loans for the third quarter of 2013 were $2.3 billion, up $71.9 million or 3.3% compared to the second quarter of 2013.

Retail banking fee income totaled $3.5 million for the third quarter of 2013, an increase of $80 thousand or 2.3% sequentially and an increase of $326 thousand or 10.2% over the same quarter in 2012.  An increase in overdraft revenue led to the sequential increase, while an increase in interchange income and newly instituted fees contributed to the year over year increase.

Wealth management revenues from trust and brokerage fees for the third quarter of 2013 were $1.3 million or down $76 thousand or 5.5% on a sequential quarter basis and up $141 thousand or 12.0% when compared to the third quarter of 2012. The revenue increase year over year is a result of higher fee realizations and growth in assets.  The sequential quarter decrease is related to lower fee realizations from brokerage services.

Fiduciary assets amounted to $538.3 million at September 30, 2013, compared to $539.7 million at June 30, 2013. After-tax earnings were $219 thousand for the quarter, compared to $271 thousand sequentially and $166 thousand for the same quarter last year.

Net Interest Income

The net interest margin was 3.70% for the third quarter of 2013, compared to 3.73% for the second quarter of 2013 and 3.77% for the third quarter of 2012.  The average yield on earning assets for the current quarter decreased 7 basis points to 4.20% on a sequential basis.  Loan and investment yields contracted 10 basis points and 4 basis points, respectively, on a sequential basis.  Continued reductions in deposit costs contributed to a 3 basis point improvement in the cost of interest bearing liabilities sequentially, moving from 0.66% during the second quarter of 2013 to 0.63% during the third quarter of 2013. Revenue associated with net interest income on a tax-equivalent basis remained stable at $25.5 million for the third quarter of 2013, compared to $25.0 million for the second quarter last year and $25.0 million in the second quarter of 2013.

The net interest margin was 3.74% for the nine months ended September 30, 2013, compared to 3.82% for the first nine months of 2012.  Revenue associated with net interest income on a tax-equivalent basis remained stable at $75.4 million for the nine months ended September 30, 2013, compared to $74.6 million for the first nine months of 2012. Similar trends were noted for the nine month period as indicated for the three month period above.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
THREE MONTHS ENDED September 30, 2013 AND 2012
(Dollars in thousands)

	For the Three Months Ended September 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,253,777	$25,939	4.57%	$2,066,911	$25,865	4.98%
Investment securities
Taxable	353,221	1,292	1.43%	414,806	1,725	1.63%
Tax exempt (1)	123,716	1,772	5.60%	133,539	1,972	5.78%
Total investments	476,937	3,064	2.51%	548,345	3,697	2.64%

Federal funds sold and deposits in other banks	6,304	4	0.25%	28,712	24	0.33%
	483,241	3,068	2.48%	577,057	3,721	2.53%

Total earning assets	2,737,018	$29,007	4.20%	2,643,968	$29,586	4.45%

Total nonearning assets	312,743			329,543

Total assets	$3,049,761			$2,973,511

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$628,026	$142	0.09%	$604,102	$309	0.20%
Money market	452,570	356	0.31%	437,761	506	0.46%
Savings	312,845	66	0.08%	316,922	219	0.27%
Time deposits:
Less than $100,000	441,680	1,276	1.15%	484,365	1,699	1.40%
$100,000 and more	220,485	814	1.46%	251,863	1,046	1.65%
Total interest-bearing deposits	2,055,606	2,654	0.51%	2,095,013	3,779	0.72%

Federal funds purchased and securities sold under agreements to repurchase	16,003	24	0.59%	1,920	8	1.55%
Federal Home Loan Bank advances	105,159	471	1.75%	55,000	413	2.94%
Subordinated debt	32,991	345	4.10%	32,991	344	4.09%

	154,153	840	2.13%	89,911	765	3.33%

Total interest-bearing liabilities	2,209,759	3,494	0.63%	2,184,924	4,544	0.83%

Total noninterest-bearing liabilities	412,677			363,901

Total liabilities	2,622,436			2,548,825
Stockholders' equity	427,325			424,686

Total liabilities and stockholders' equity	$3,049,761			$2,973,511

Net interest income (tax equivalent)		$25,513			$25,042
Average interest rate spread			3.57%			3.62%
Interest expense as percentage of average earning assets			0.51%			0.68%
Net interest margin			3.70%			3.77%

(1) Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STELLARONE CORPORATION (NASDAQ: STEL)
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
NINE MONTHS ENDED September 30, 2013 AND 2012
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc/Exp	Rates	Balance	Inc/Exp	Rates

Assets
Loans receivable, net (1)	$2,192,911	$76,820	4.68%	$2,057,773	$77,836	5.05%
Investment securities
Taxable	365,135	4,101	1.48%	370,541	5,054	1.79%
Tax exempt (1)	124,981	5,379	5.68%	136,568	5,980	5.75%
Total investments	490,116	9,480	2.55%	507,109	11,034	2.86%

Federal funds sold and deposits in other banks	14,667	34	0.31%	46,117	90	0.26%
	504,783	9,514	2.49%	553,226	11,124	2.64%

Total earning assets	2,697,694	$86,334	4.28%	2,610,999	$88,960	4.55%

Total nonearning assets	319,411			325,312

Total assets	$3,017,105			$2,936,311

Liabilities and Stockholders' Equity
Interest-bearing deposits
Interest checking	$626,472	$496	0.11%	$593,817	$1,101	0.25%
Money market	458,729	1,231	0.36%	421,755	1,551	0.49%
Savings	313,930	247	0.11%	307,840	800	0.35%
Time deposits:
Less than $100,000	452,333	4,085	1.21%	495,902	5,381	1.45%
$100,000 and more	226,922	2,562	1.51%	255,595	3,220	1.68%
Total interest-bearing deposits	2,078,386	8,621	0.55%	2,074,909	12,053	0.78%

Federal funds purchased and securities sold under agreements to repurchase	7,256	40	0.73%	1,209	20	2.17%
Federal Home Loan Bank advances	73,617	1,287	2.30%	55,785	1,260	2.97%
Subordinated debt	32,991	1,023	4.09%	32,991	1,028	4.09%

	113,864	2,350	2.72%	89,985	2,308	3.37%

Total interest-bearing liabilities	2,192,250	10,971	0.67%	2,164,894	14,361	0.89%

Total noninterest-bearing liabilities	395,712			350,606

Total liabilities	2,587,962			2,515,500
Stockholders' equity	429,143			420,811

Total liabilities and stockholders' equity	$3,017,105			$2,936,311

Net interest income (tax equivalent)		$75,363			$74,599
Average interest rate spread			3.61%			3.66%
Interest expense as percentage of average earning assets			0.54%			0.73%
Net interest margin			3.74%			3.82%

(1)	Income and yields are reported on a taxable equivalent basis using a 35% tax rate.

STELLARONE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Income

On an operating basis, which excludes gains and losses from sales and impairments of securities and other assets, total non-interest income amounted to $7.2 million for the third quarter of 2013, down $642 thousand or 8.2% on a sequential basis compared to $7.8 million for the second quarter of 2013, and down $177 thousand or 2.4% compared to the third quarter last year. The sequential quarter decrease in operating noninterest income stemmed largely from a reduction in mortgage revenues associated with reduced margins and loan production volumes from our mortgage segment.  The decrease for the same quarter compared to the prior year is also related to a reduction in mortgage revenues which was substantially offset by increases in wealth management fee income and retail banking fees.

Total non-interest income on an operating basis amounted to $22.5 million for the first nine months of 2013, or up $1.1 million or 5.3% compared to the same period in the prior year. Strong performance from our wealth and mortgage banking lines contributed $412 thousand to the increase, paired with a $761 thousand reduction in losses associated with mortgage indemnifications and other real estate owned.

Noninterest Expense

Noninterest expenses were $22.8 million for the third quarter of 2013, down sequentially by $432 thousand or 1.9% compared to $23.3 million in the second quarter of 2013, and up $532 thousand or 2.4% compared to third quarter of 2012.

Excluding the effects of non-recurring merger costs of $586 thousand in third quarter 2013 and $871 thousand in second quarter 2013, operating expenses would have been $22.2 million for the third quarter of 2013, down $147 thousand or 0.7% sequentially, and down $54 thousand or 0.2% compared to same quarter last year. Compensation and benefits amounted to $11.8 million for the third quarter of 2013, down sequentially by $167 thousand or 1.4% compared to $12.0 million in the second quarter of 2013, and down $376 thousand or 3.1% compared to third quarter of 2012. The decrease sequentially was attributable to a reduction in salary and overtime costs and ongoing efficiency efforts. The decrease relative to 2012 was related to a $416 thousand decrease in VBA medical costs incurred in third quarter 2012, along with ongoing efficiency initiatives.

The efficiency ratio was 66.49% for the third quarter of 2013, compared to 66.81% for the second quarter of 2013 and 66.66% for the same quarter in 2012.  The sequential quarter improvement reflects stable revenue for the quarter coupled with lower operating expenses.   The year over year decrease reflects similar trends on revenue and operating expenses, but also reflects the impact of severance costs on the third quarter 2012 efficiency ratio.

The efficiency ratio was 67.49% for the first nine months in 2013, compared to 68.71% for the same period in 2012. The improvement in the efficiency ratio reflects an increase in revenues offset by a decrease in operating noninterest expense associated with our efficiency initiatives. Noninterest expense, adjusted to exclude merger costs and amortization of intangibles, for the first nine months of 2013 amounted to $66.4 million, or down $222 thousand or 0.3% when compared to $66.7 million for the same period in the prior year.

Income Taxes

The provision for income taxes was $2.7 million for the third quarter of 2013 compared to $2.9 million for the second quarter of 2013, and $2.0 million for the same quarter last year. This produced an effective tax rate for the third quarter of 2013 of 30.0% compared to 31.6% for the prior quarter and 26.0% for same quarter last year. The increase in the tax rate as compared to prior year effective tax rates was due to the impact of $413 thousand of nondeductible expenses included in merger costs incurred during the quarter. Merger costs were higher in the sequential quarter, accounting for the higher effective rate.

For the nine month period ended September 30, 2013, income tax expense was $7.9 million, or an effective rate of 29.8% compared to $5.8 million, or an effective rate of 26.8% for the same period in 2012. The increase in effective rate is attributable to the aforementioned non-deductible merger costs and the impact of proportionally higher income levels relative to permanent differences.  Our effective tax rate for the first nine months of 2013 represents our anticipated effective rate for the remainder of 2013, however, changes in anticipated merger costs and the income stream could cause shifts in this anticipated effective rate.

Asset Quality

Non-performing assets totaled $30.4 million at September 30, 2013, up $228 thousand or 0.8% sequentially from $30.2 million at June 30, 2013 and down $12.7 million or 29.4% compared to $43.1 million at September 30, 2012.  The ratio of non-performing assets as a percentage of total assets dropped to 0.99% as of September 30, 2013, compared to 1.0% as of June 30, 2013 and was also down when compared to 1.46% at September 30, 2012.

Net charge-offs for the third quarter of 2013 totaled $1.7 million, increased $440 thousand or 33.9% compared to the $1.3 million for the second quarter of 2013 and down $443 million or 20.3% when compared to $2.2 million for the third quarter of 2012.  Annualized net charge-offs as a percentage of average loans receivable amounted to 0.31% for the third quarter of 2013, up from 0.24% for the second quarter of 2013 and down from 0.42% for the third quarter of 2012.  Approximately $1.3 million of the charge-offs for the quarter related to a specific reserve related to one customer relationship.

The allowance as a percentage of non-performing loans was 99.5% at September 30, 2013, or slightly lower than the 104.9% at June 30, 2013. The allowance for loan losses was $25.8 million at September 30, 2013, compared to $27.4 million at June 30, 2013. The allowance as a percentage of total loans was 1.14% at September 30, 2013, compared to 1.25% at June 30, 2013.

Foreclosed assets totaled $4.4 million at September 30, 2013, up $354 thousand or 8.6% compared to $4.1 million at June 30, 2013 and down $3.5 million or 43.7% compared to $7.9 million at September 30, 2012.

Included in the loan portfolio at September 30, 2013, are loans classified as troubled debt restructurings (“TDRs”) totaling $19.2 million or 0.85% of total loans.  TDRs were reduced sequentially by 6.8% or $1.4 million as compared to $20.6 million at June 30, 2013. At September 30, 2013, $17.8 million or 93.0% of total TDRs were performing under the modified terms.

StellarOne recorded provision for loan losses of $200 thousand for the third quarter of 2013, an increase of $585 thousand compared to the $385 thousand recovery of provision for the second quarter of 2013 and a decrease of $1.7 million compared to the third quarter of 2012.  The decreased provisioning throughout 2013 is reflective of the continued improvement in underlying credit quality metrics used in measuring the risk inherent in the loan portfolio. During the first nine months of 2013, we have seen a net reduction of $4.1 million in individually impaired nonperforming loans with a corresponding decline of $1.4 million in specific reserves.  Additionally, we have also noted a $3.7 million decline in nonperforming loans accounted for within the pooled portion of the reserve.  These credit quality improvements combined with the substantial improvement in charge-offs have led to a lower reserve requirement and decreased provisioning.

Our nonaccrual loans are composed of the following (in thousands):
	September 30, 2013
	Loans Outstanding	Nonaccrual Loans	Nonaccrual Loans to Loans Outstanding
Construction and land development	$213,236	$5,249	2.46%
Commercial real estate - owner occupied	387,649	1,459	0.38%
Commercial real estate - non-owner occupied	548,404	2,030	0.37%
Multifamily, nonresidential, farmland and junior liens	132,254	4,268	3.23%
Home equity lines	233,395	1,658	0.71%
Secured by 1-4 family residential, secured by deeds of trust	495,908	10,428	2.10%
Commercial and industrial loans (except those secured by real estate)	191,732	742	0.39%
Consumer and other	62,155	134	0.22%
Total	$2,264,733	$25,968

The following table provides information on asset quality statistics for the periods presented (in thousands):
	September 30, 2013	December 31, 2012	September 30, 2012
Non-accrual loans	$24,630	$33,795	$32,544
Troubled debt restructurings - non-accrual status	1,338	2,087	2,628
Foreclosed assets	4,449	5,760	7,907
Total non-performing assets	$30,417	$41,642	$43,079
Nonperforming assets to total assets	0.99%	1.38%	1.46%
Nonperforming assets to loans and foreclosed property	1.34%	2.00%	2.09%
Allowance for loan losses as a percentage of loans receivable	1.14%	1.43%	1.45%
Allowance for loan losses as a percentage of nonperforming loans	99.46%	83.12%	84.90%
Annualized net charge-offs as a percentage of average loans receivable - 3 months	0.31%	0.28%	0.42%
Annualized net charge-offs as a percentage of average loans receivable - year to date	0.41%	0.40%	0.45%

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

Our primary source of additional capital is earnings retention, which represents net income less dividends declared.  We paid $6.4 million in common dividends during the nine month period ended September 30, 2013.  These dividends combined with net income of $18.5 million resulted in an increase to retained earnings of $12.1 million during the period.  Future dividends will be dependent upon our ability to generate earnings in future periods.

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

The following table includes information with respect to our risk-based capital and equity levels as of September 30, 2013 (in thousands):

	Consolidated	Bank
Tier 1 capital	$347,372	$329,195
Tier 2 capital	25,827	25,827
Total risk-based capital	373,199	355,022
Total risk-weighted assets	2,340,482	2,334,483
Average adjusted total assets	2,935,764	2,928,361
Capital ratios:
Tier 1 risk-based capital ratio	14.84%	14.10%
Total risk-based capital ratio	15.95%	15.21%
Leverage ratio (Tier 1 capital to average adjusted total assets)	11.83%	11.24%
Equity to assets ratio	14.22%	14.97%
Tangible common equity to assets ratio	10.56%	11.17%

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC proposed rules that would revise and replace the current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved revisions to its Basel III capital adequacy guidelines. The final rule requires the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.

Liquidity

Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate withdrawals, payments of debt, and increased loan demand.  These events may occur daily or at other short-term intervals in the normal operation of the business.  Experience helps management predict time cycles in the amount of cash required.  In assessing liquidity, management gives consideration to relevant factors including stability of deposits, quality of assets, economic conditions in the market served, concentrations of business and industry, competition, and our overall financial condition.  Our  bank subsidiary has available a $109.9 million line of credit with the Federal Home Loan Bank of Atlanta, uncollateralized, unused lines of credit totaling $51.5 million with nonaffiliated banks and access to the Federal Reserve discount window to support liquidity as conditions dictate.

The liquidity of our parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist of overhead associated with corporate expenses and executive management functions. It also includes outflows associated with dividends to common shareholders, dividends to preferred shareholders and interest on subordinated debt. The main sources of funding for the parent company are the management fees and dividends it receives from its banking subsidiary and availability on the equity market as deemed necessary.  As of September 30, 2013 there was $13.2 million in unrestricted funds that could be transferred from the bank subsidiary to us without prior regulatory approval.

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

The following table presents a reconciliation to provide a more detailed analysis of this non-USGAAP performance measure:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Noninterest expense	$22,820	$23,252	$22,288	$68,843	$67,895
Less:
Merger expense	586	871	-	1,457	-
Amortization of intangible assets	320	320	413	951	1,238
Adjusted noninterest expense	21,914	22,061	21,875	66,435	66,657

Net interest income (tax equivalent)	25,513	24,950	25,042	75,363	74,599
Noninterest income	7,162	7,826	7,401	22,428	21,446
Less:
Gains on sale of securities available for sale	-	-	9	6	88
Losses / impairments on foreclosed assets	(285)	(244)	(381)	(659)	(1,051)
Net revenues	$32,960	$33,020	$32,815	$98,444	$97,008

Efficiency ratio	66.49%	66.81%	66.66%	67.49%	68.71%

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

	Consolidated	Bank
Total stockholders' equity	$430,716	$447,930
Less:
Core deposit intangibles, net	2,728	2,728
Goodwill	114,167	114,167
Net other intangibles	645	645
Tangible common equity	313,176	330,390

Total assets	3,082,227	3,074,387
Core deposit intangibles, net	2,728	2,728
Goodwill	114,167	114,167
Net other intangibles	645	645
Tangible assets	$2,964,687	$2,956,847

Tangible common equity to assets ratio	10.56%	11.17%

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

	For the three months ended
	September 30, 2013	September 30, 2012
Noninterest income	$7,162	$7,401
Less:
Gains on securities available for sale	-	9
(Losses) gains on sale of premises and equipment	(36)	17
Noninterest income on an operating basis	$7,198	$7,375

	For the nine months ended
	September 30, 2013	September 30, 2012
Noninterest income	$22,428	$21,446
Less:
Gains on securities available for sale	6	88
(Losses) gains on sale of premises and equipment	(60)	10
Noninterest income on an operating basis	$22,482	$21,348

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

Management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In the normal course of business, we review and change internal controls to reflect changes in business including acquisition related improvements. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We announced a share repurchase program on December 19, 2012, authorizing 1,500,000 shares for repurchase.  The program was suspended in April in conjunction with the announced merger with Union.  Since the inception of this share repurchase program, we have repurchased 448 thousand shares of our common stock for a total cash investment of $6.9 million.  There were no common stock purchases made during the three months ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

STELLARONE CORPORATION
PART II   OTHER INFORMATION

ITEM 6.                      EXHIBITS:

(a) The following exhibits either are filed as part of this Report or are incorporated herein by reference:

Exhibit No. 2.1
Agreement and Plan of Reorganization, dated as of June 9, 2013, between the Union First Market Bankshares Corporation and StellarOne Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 12, 2013).

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

Exhibit No. 101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Financial Statements.

STELLARONE CORPORATION
PART II OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLARONE CORPORATION

/s/ O. R. Barham, Jr.
O.R. Barham, Jr.
President and Chief Executive Officer
November 7, 2013

/s/ Jeffrey W. Farrar
Jeffrey W. Farrar, CPA
Executive Vice President and Chief Financial Officer
November 7, 2013